Form 10-Q
period 2022-06-30
FTAI Infrastructure Inc.
filed 2022-08-25
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 001-41370

FTAI INFRASTRUCTURE INC.
(Exact name of registrant as specified in its charter)

Delaware		87-4407005
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 45th Floor	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code) (212) 798-6100
(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of exchange on which registered:
Common Stock, par value $0.01 per share	FIP	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 23, 2022, the number of outstanding shares of the registrant’s common stock was 99,387,467 shares.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead are based on our present beliefs and assumptions and on information currently available to us. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved.
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A. “Risk Factors” of this report. We believe that these factors include, but are not limited to:
•our ability to successfully operate as a standalone public company;
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, the ongoing COVID-19 pandemic and other public health crises, and any related responses or actions by businesses and governments;
•reductions in cash flows received from our assets;
•our ability to take advantage of acquisition opportunities at favorable prices;
•a lack of liquidity surrounding our assets, which could impede our ability to vary our portfolio in an appropriate manner;
•the relative spreads between the yield on the assets we acquire and the cost of financing;
•adverse changes in the financing markets we access affecting our ability to finance our acquisitions;
•customer defaults on their obligations;
•our ability to renew existing contracts and enter into new contracts with existing or potential customers;
•the availability and cost of capital for future acquisitions;
•concentration of a particular type of asset or in a particular sector;
•competition within the rail, energy and intermodal transport sectors;
•the competitive market for acquisition opportunities;
•risks related to operating through joint ventures, partnerships, consortium arrangements or other collaborations with third parties;
•our ability to successfully integrate acquired businesses;
•obsolescence of our assets or our ability to sell our assets;
•exposure to uninsurable losses and force majeure events;
•infrastructure operations and maintenance may require substantial capital expenditures;
•the legislative/regulatory environment and exposure to increased economic regulation;
•exposure to the oil and gas industry’s volatile oil and gas prices;
•difficulties in obtaining effective legal redress in jurisdictions in which we operate with less developed legal systems;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940 and the fact that maintaining such exemption imposes limits on our operations;
•our ability to successfully utilize leverage in connection with our investments;
•foreign currency risk and risk management activities;
•effectiveness of our internal control over financial reporting;
•exposure to environmental risks, including natural disasters, increasing environmental legislation and the broader impacts of climate change;
•changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•actions taken by national, state, or provincial governments, including nationalization, or the imposition of new taxes, could materially impact the financial performance or value of our assets;
•our dependence on our Manager and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•effects of the merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;
•volatility in the market price of our shares;
•the inability to pay dividends to our shareholders in the future; and
•other risks described in the “Risk Factors” section of this report.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

FTAI INFRASTRUCTURE LLC
BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash	$30,001	$—
Other assets	25,697	—
Total assets	55,698	—

Liabilities and Member’s Equity
Liabilities
Accrued liabilities	23,560	—
Total liabilities	23,560	—

Commitments and contingencies

Member's equity
Membership interest	32,138	—
Total Member's equity	32,138	—
Total liabilities and Member's equity	$55,698	$—

See accompanying notes to financial statements.

FTAI INFRASTRUCTURE LLC
STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues	$—	$—

Expenses:
Acquisition and transaction expenses	25	25
Total expenses	25	25

Net loss	(25)	(25)

Loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	99,387,467	99,387,467
Diluted	99,387,467	99,387,467

See accompanying notes to financial statements.

FTAI INFRASTRUCTURE LLC
STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

Three and Six Months Ended June 30, 2022
Member's Equity
Equity - December 31, 2021	$—
Net loss	—
Net transfers from Parent	1
Equity - March 31, 2022	1
Net loss	(25)
Net transfers from Parent	32,162
Equity - June 30, 2022	$32,138

See accompanying notes to financial statements.

FTAI INFRASTRUCTURE LLC
STATEMENT OF CASH FLOWS (unaudited)
(Dollars in thousands)

Six Months Ended
June 30, 2022
Cash flows from operating activities:
Net loss	$(25)
Net cash used in operating activities	(25)

Cash flows from financing activities:
Net transfers from Parent, net	30,026
Net cash provided by financing activities	30,026

Net Increase in cash and cash equivalents	30,001
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$30,001

Supplemental disclosure of non-cash financing activities:
Deferred financing costs	(2,136)

See accompanying notes to financial statements.

FTAI INFRASTRUCTURE LLC
NOTES TO FINANCIAL STATEMENTS (unaudited)

1. BUSINESS
FTAI Infrastructure LLC (the “Company”) was incorporated in Delaware as a limited liability company on December 13, 2021. The Company was formed in connection with the separation of the infrastructure business of Fortress Transportation & Infrastructure Investors LLC (“FTAI” or the “Parent”) from the Parent. The Company holds all of the material assets, liabilities and investments that comprise FTAI’s infrastructure business, and converted to FTAI Infrastructure Inc., a Delaware corporation, as of August 1, 2022, in connection with the spin-off, as described in Note 5.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying financial statements are presented on the accrual basis of accounting and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of income, changes in equity, and cash flows have not been included with the balance sheet as of December 31, 2021 because the Company had not begun its principal operations and had no revenue, expenses, changes in equity, or changes in cash flows to report.
Cash—The Company maintains its cash with high-credit quality financial institutions, which are insured by the U.S. Federal Deposit Insurance Corporation.
Other Assets—Other assets is comprised of deferred financing fees and stock issuance costs of $25.7 million and $— million accrued as of June 30, 2022 and December 31, 2021, respectively in connection with the anticipated financings.
Accrued Liabilities—Accrued liabilities is comprised of fees recorded in connection with the anticipated financings and is due within the next twelve months.
Use of Estimates—The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.
3. EARNINGS PER SHARE
On August 1, 2022, FTAI distributed one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by FTAI shareholders of record as of the record date. As of that date, 99,387,467 shares were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the three and six months ended June 30, 2022, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of the Company outstanding prior to the spin-off.
4. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
5. SUBSEQUENT EVENTS
Subscription Agreements
On June 30, 2022, the Company and Transtar, LLC, a subsidiary of the Parent, entered into subscription agreements with entities affiliated with Ares Management LLC (collectively the “Subscriber”). Pursuant to the subscription agreement, the Company agreed to sell to the Subscriber (i) 300,000 shares of newly-created Series A Senior Preferred Stock with a par value of $0.01 per share, (ii) warrants representing the right to purchase 3,342,566 shares of common stock of the Company, with a par value of $0.01 per share, at an exercise price of $10.00 per share (as adjusted in accordance with the agreement governing the warrants), and (iii) warrants representing the right to purchase 3,342,566 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of $300.0 million, net of a discount of $9.0 million. Net proceeds were distributed to the Parent. These agreements were not effective until the spin-off, described below, was complete.
Senior Secured Notes Offering
On July 7, 2022, the Company closed its private offering of $450.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 94.585% of principal.

FTAI INFRASTRUCTURE LLC
NOTES TO FINANCIAL STATEMENTS (unaudited)
On July 25, 2022, the Company closed its private offering of an additional $50.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 94.585% of principal. The additional notes and the existing $450.0 million notes will be treated as a single class for all purposes under that certain indenture dated as of July 7, 2022, as supplemented. Net proceeds were distributed to the Parent. These notes were not effective until the spin-off, described below, was complete.
Conversion of Limited Liability Company to Corporation
On July 29, 2022, FTAI Infrastructure LLC was converted to a corporation, FTAI Infrastructure Inc., pursuant to the laws of the State of Delaware.
Adoption of Management Agreement
On July 31, 2022, FTAI Infrastructure Inc. entered into a management agreement with FIG LLC (the “Manager”), an affiliate of Fortress (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Parent and the Manager.
FTAI Infrastructure Spin-off
On August 1, 2022, FTAI completed the spin-off of FTAI Infrastructure Inc., in which FTAI shareholders received one share of common stock of FTAI Infrastructure Inc., par value $0.01 per share for every one common share of FTAI held as of the close of business on July 21, 2022, the record date for the separation. Following the distribution, FTAI Infrastructure Inc. became an independent, publicly-traded company with its common stock listed under the symbol “FIP" on The Nasdaq Global Select Market.
Manager Options
In connection with the spin-off, FTAI Infrastructure Inc. issued 10.9 million options to the Manager pursuant to the Management Agreement as compensation to the Manager for the successful completion of an offering.
Nonqualified Stock Option and Incentive Award Plan
On August 1, 2022, the Board of Directors adopted a Nonqualified Stock Option and Incentive Award Plan which provides for the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of August 1, 2022, the Plan provides for the issuance of up to 30 million shares of the Company’s common stock.

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

		(Unaudited)
	Notes	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	2	$68,469	$49,872
Restricted cash	2	177,951	251,983
Accounts receivable, net	2	88,573	50,301
Other current assets	2	92,598	60,828
Total current assets		427,591	412,984
Leasing equipment, net	4	35,459	36,012
Operating lease right-of-use assets, net	12	70,148	71,547
Property, plant, and equipment, net	5	1,598,982	1,517,594
Investments	6	76,905	54,408
Intangible assets, net	7	63,977	67,737
Goodwill	2	262,819	257,137
Other assets	2	24,347	24,882
Total assets		$2,560,228	$2,442,301

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$162,096	$115,634
Operating lease liabilities	12	2,973	2,899
Other current liabilities	2	9,822	10,934
Total current liabilities		174,891	129,467
Debt, net	8	729,410	718,624
Operating lease liabilities	12	66,166	67,505
Other liabilities		243,948	64,659
Total liabilities		1,214,415	980,255

Commitments and contingencies	19

Equity
Net Parent investment		1,656,695	1,617,601
Accumulated other comprehensive loss		(300,126)	(155,464)
Parent company equity		1,356,569	1,462,137
Non-controlling interest in equity of consolidated subsidiaries		(10,756)	(91)
Total equity		1,345,813	1,462,046
Total liabilities and equity		$2,560,228	$2,442,301

See accompanying notes to combined consolidated financial statements.

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2022	2021	2022	2021
Revenues
Total revenues	11	$65,868	$15,344	$112,016	$35,886

Expenses
Operating expenses	2	49,229	17,309	87,297	34,118
General and administrative		2,498	1,631	4,928	3,665
Acquisition and transaction expenses		8,872	2,560	13,108	3,518
Management fees and incentive allocation to affiliate	16	3,065	3,817	7,226	7,415
Depreciation and amortization	4, 5, 7	17,319	11,686	34,315	21,769
Total expenses		80,983	37,003	146,874	70,485

Other income (expense)
Equity in losses of unconsolidated entities	6	(13,859)	(6,811)	(35,902)	(7,264)
Gain on sale of assets, net		—	16	—	16
Interest expense		(6,486)	(3,529)	(12,945)	(5,012)
Other expense		(553)	(792)	(1,012)	(611)
Total other expense		(20,898)	(11,116)	(49,859)	(12,871)
Loss before income taxes		(36,013)	(32,775)	(84,717)	(47,470)
Provision for (benefit from) income taxes	15	1,947	(715)	3,531	(1,121)
Net loss		(37,960)	(32,060)	(88,248)	(46,349)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(8,480)	(6,625)	(15,946)	(11,586)
Net loss attributable to Parent		$(29,480)	$(25,435)	$(72,302)	$(34,763)

Loss per share:	18
Basic		$(0.30)	$(0.26)	$(0.73)	$(0.35)
Diluted		$(0.30)	$(0.26)	$(0.73)	$(0.35)
Weighted average shares outstanding:
Basic		99,387,467	99,387,467	99,387,467	99,387,467
Diluted		99,387,467	99,387,467	99,387,467	99,387,467

See accompanying notes to combined consolidated financial statements.

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(37,960)	$(32,060)	$(88,248)	$(46,349)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(47,714)	(33,215)	(144,662)	(21,548)
Comprehensive loss	(85,674)	(65,275)	(232,910)	(67,897)
Comprehensive loss attributable to non-controlling interest	(8,480)	(6,625)	(15,946)	(11,586)
Comprehensive loss attributable to Parent	$(77,194)	$(58,650)	$(216,964)	$(56,311)
________________________________________________________
(1) Net of deferred tax benefit of $— and $(6,734) for the three months ended June 30, 2022 and 2021, respectively, and $— and $(3,633) for the six months ended June 30, 2022 and 2021, respectively.

See accompanying notes to combined consolidated financial statements.

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2022
	Net Parent Investment	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$1,617,601	$(155,464)	$(91)	$1,462,046
Net loss	(42,822)		(7,466)	(50,288)
Other comprehensive loss		(96,948)		(96,948)
Total comprehensive loss	(42,822)	(96,948)	(7,466)	(147,236)
Net transfers from Parent	34,270			34,270
Equity-based compensation			709	709
Equity - March 31, 2022	$1,609,049	$(252,412)	$(6,848)	$1,349,789
Net loss	(29,480)		(8,480)	(37,960)
Other comprehensive loss		(47,714)		(47,714)
Total comprehensive loss	(29,480)	(47,714)	(8,480)	(85,674)
Acquisition of consolidated subsidiary			3,054	3,054
Contributions from non-controlling interest			562	562
Net transfers from Parent	77,126			77,126
Equity-based compensation			956	956
Equity - June 30, 2022	$1,656,695	$(300,126)	$(10,756)	$1,345,813

	Three and Six Months Ended June 30, 2021
	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$999,291	$(26,237)	$22,343	$995,397
Net loss	(9,329)		(4,961)	(14,290)
Other comprehensive income		11,667		11,667
Total comprehensive (loss) income	(9,329)	11,667	(4,961)	(2,623)
Net transfers from Parent	30,997			30,997
Equity-based compensation			1,114	1,114
Equity - March 31, 2021	$1,020,959	$(14,570)	$18,496	$1,024,885
Net loss	(25,435)		(6,625)	(32,060)
Other comprehensive loss		(33,215)		(33,215)
Total comprehensive loss	(25,435)	(33,215)	(6,625)	(65,275)
Net transfers from Parent	90,580			90,580
Equity-based compensation			1,439	1,439
Equity - June 30, 2021	$1,086,104	$(47,785)	$13,310	$1,051,629

See accompanying notes to combined consolidated financial statements.

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,248)	$(46,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	35,902	7,264
Gain on sale of assets, net	—	(16)
Equity-based compensation	1,665	2,553
Depreciation and amortization	34,315	21,769
Change in deferred income taxes	3,327	(1,238)
Change in fair value of non-hedge derivative	(748)	(6,573)
Amortization of deferred financing costs	1,695	1,051
Provision for (benefit from) credit losses	90	(4)
Change in:
Accounts receivable	(30,585)	(55,531)
Other assets	(21,583)	(30,826)
Accounts payable and accrued liabilities	12,939	50,476
Management fees payable to affiliate	—	(19)
Other liabilities	(4,159)	(337)
Net cash used in operating activities	(55,390)	(57,780)

Cash flows from investing activities:
Investment in unconsolidated entities	(2,745)	345
Investment in convertible promissory notes	(5,000)	—
Acquisition of business, net of cash acquired	(3,819)	—
Acquisition of property, plant and equipment	(113,916)	(74,012)
Proceeds from sale of property, plant and equipment	4,304	—
Net cash used in investing activities	(121,176)	(73,667)

Cash flows from financing activities:
Proceeds from debt	9,450	26,100
Payment of deferred financing costs	(277)	(1,309)
Capital contribution from non-controlling interest	562	—
Net transfers from Parent, net	111,396	121,573
Net cash provided by financing activities	121,131	146,364

Net (decrease) increase in cash and cash equivalents and restricted cash	(55,435)	14,917
Cash and cash equivalents and restricted cash, beginning of period	301,855	55,421
Cash and cash equivalents and restricted cash, end of period	$246,420	$70,338

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(631)	$(891)
Conversion of interests in unconsolidated subsidiaries	(21,302)	—
Non-cash change in equity method investment	(144,661)	(21,549)

See accompanying notes to combined consolidated financial statements.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
Fortress Transportation and Infrastructure Investors LLC (the “Parent” or “FTAI”) consists of an equipment leasing business that owns and leases aviation and offshore equipment and an infrastructure business that owns and operates multiple infrastructure assets further described below. During the third quarter of 2021, the Parent announced that it was proceeding with a plan to spin off its infrastructure business and separate into two distinct, publicly traded companies comprising the infrastructure business (“we”, “us”, “our”, or “FTAI Infrastructure”) and the aviation business. In preparation for the spin off, the Parent established a new holding company, and the infrastructure business was contributed to or merged into the new holding company, which resulted in the infrastructure business being considered the predecessor of the newly formed FTAI Infrastructure Inc. (the “Holding Company”). On August 1, 2022, the Parent executed the spin-off of its infrastructure business by way of a pro-rata distribution of common stock of FTAI Infrastructure Inc. to Parent common shareholders of record as of the close of business on the spin-off transaction record date. In connection with the spin-off transaction, the Parent was treated as the accounting spinnor, consistent with the legal form of the transaction. Following the spin-off, our Holding Company became a separate public company primarily focused on investing in high quality infrastructure and listed on The Nasdaq Global Select Market under the symbol “FIP.” Our Holding Company is headquartered in New York, New York.
FTAI Infrastructure owns and operates (i) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (ii) five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have three reportable segments: (i) Jefferson Terminal, (ii) Ports and Terminals and (iii) Transtar, which operate in the infrastructure sector (see Note 17).
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying Combined Consolidated Financial Statements were prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of the Parent. These financial statements reflect the combined consolidated historical results of operations, financial position and cash flows of FTAI Infrastructure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Historically, separate financial statements have not been prepared for FTAI Infrastructure and it has not operated as a standalone business separate from the Parent. The accompanying Combined Consolidated Financial Statements have been prepared from the Parent’s historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from Parent. Accordingly, Parent’s net investment in our operations (Parent company equity) is shown in lieu of stockholders’ equity in the accompanying Combined Consolidated Financial Statements, which include the historical operations, assets, and liabilities comprising FTAI Infrastructure. The historical results of operations, financial position, and cash flows of FTAI Infrastructure represented in the Combined Consolidated Financial Statements may not be indicative of what they would have been had FTAI Infrastructure actually been a separate standalone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position, and cash flows.
The Combined Consolidated Financial Statements include certain assets and liabilities that have historically been held by the Parent but are specifically identifiable or otherwise attributable to FTAI Infrastructure. All significant intercompany transactions between Parent and FTAI Infrastructure have been included as components of Net Parent investment in the Combined Consolidated Financial Statements, as they are to be considered effectively settled upon effectiveness of the separation.
The Combined Consolidated Financial Statements are presented as if our businesses had been combined for all periods presented. The assets and liabilities in the Combined Consolidated Financial Statements have been reflected on a historical cost basis, as immediately prior to the separation, all of the assets and liabilities presented are owned by the Parent and are being transferred to us at a carry-over basis.
Cash and Cash Equivalents—The Cash and Cash Equivalents reflected in the financial statements of FTAI Infrastructure are Cash and Cash Equivalents that were legally held by FTAI Infrastructure during the periods presented in the financial statements and are directly attributed to and used in the operations of the infrastructure business.
Debt and the Corresponding Interest Expense—The Debt reflected in the financial statements of FTAI Infrastructure is debt that is directly attributable to, and legally incurred by, FTAI Infrastructure’s business. The corresponding interest expense presented in the financial statements is derived solely from the Debt directly attributed to FTAI Infrastructure.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Corporate Function—The Combined Consolidated Financial Statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Parent is externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which performs the Parent’s corporate function (“Corporate”), and incurs a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses is included to reflect our portion of such corporate overhead from the Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure’s businesses. These allocated costs are recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of FTAI Infrastructure’s future expenses. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. We have entered into an arrangement with the Manager in connection with the separation which has an initial term of six years. The Parent funded our operating and investing activities as needed. Cash transfers to and from the Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers from Parent”. Refer to Note 16 for additional discussion on corporate costs allocated from the Parent that are included in these Combined Consolidated Financial Statements.
Unaudited Interim Financial Information—The accompanying interim Combined Consolidated Balance Sheet as of June 30, 2022, and the Combined Consolidated Statements of Operations, Comprehensive Loss, Changes in Equity and Cash Flows for the three and six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim Combined Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In the opinion of our management, the unaudited interim Combined Consolidated Financial Statements have been prepared on the same basis as the audited Combined Consolidated Financial Statements and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2022, the results of operations, comprehensive loss, changes in equity and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
Principles of Combination—FTAI Infrastructure has elected the principles of Combined Consolidated Financial Statements as basis of presentation due to common ownership and management of the entities, which includes the financial results of the Jefferson Terminal, Transtar, and Ports and Terminals segments, and KRS and FYX, which are included in the Corporate and Other segment.
Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions, as well as variable interest entities (“VIEs”) in which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities as well as the proportionate interest in adjustments to other comprehensive income (loss).
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from the Parent. Actual results could differ from those estimates.
Risks and Uncertainties—In the normal course of business, we encounter several significant types of economic risk including credit, market, and capital market risks. Credit risk is the risk of the inability or unwillingness of a lessee, customer, or derivative counterparty to make contractually required payments or to fulfill its other contractual obligations. Market risk reflects the risk of a downturn or volatility in the underlying industry segments in which we operate, which could adversely impact the pricing of the services offered by us or a lessee’s or customer’s ability to make payments. Capital market risk is the risk that we are unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities. We do not have significant exposure to foreign currency risk as all of our leasing and revenue arrangements are denominated in U.S. dollars.
Variable Interest Entities (“VIE”)—The assessment of whether an entity is a VIE and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying Combined Consolidated Financial Statements. Total VIE assets of DRP were $331.2 million and $316.5 million, and total VIE liabilities of DRP were $48.2 million and $32.6 million as of June 30, 2022 and December 31, 2021, respectively.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 8) and other qualifying construction projects at Jefferson Terminal.
Other Current Assets—Other current assets is primarily comprised of deferred financing fees and stock issuance costs of $25.7 million and $— million, commodities inventory of $5.9 million and $6.8 million, deposits of $18.2 million and $17.2 million, note receivable of $5.0 million and $7.5 million, prepaid expenses of $20.8 million and $17.4 million, and other assets of $17.1 million and $11.9 million as of June 30, 2022 and December 31, 2021, respectively.
Property, Plant, and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over their estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Construction in progress	N/A	N/A
Major improvements and modifications incurred in connection with the acquisition of property, plant and equipment and leasing equipment that are required to get the asset ready for initial service are capitalized and depreciated over the remaining life of the asset. Project costs of major additions and betterments, including capitalizable engineering costs and other costs directly related to the development or construction of project, are capitalized and depreciation commences once it is placed into service. Interest costs directly related to and incurred during the construction period of property, plant and equipment are capitalized. Significant spare parts are depreciated in conjunction with the underlying property, plant and equipment asset when placed in service.
We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted.
We, through our equity method investment in Long Ridge, have a working interest in various natural gas reserves located in southeastern Ohio.
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $2.2 million, $4.3 million, $1.0 million, and $3.4 million during the three and six months ended June 30, 2022 and 2021, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense were $4.0 million, $5.4 million, $0.8 million, and $1.7 million during the three and six months ended June 30, 2022 and 2021, respectively, and are included in Operating expenses in the Combined Consolidated Statements of Operations.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant change in market conditions; or the introduction of newer technology. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Management develops the assumptions used in the recoverability analysis based on its knowledge of active contracts, current and future expectations of the demand for a particular asset and historical experience, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, terminal service, and freight rail rates, residual values, economic conditions, technology, demand for a particular asset type and other factors.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill was approximately $262.8 million and $257.1 million as of June 30, 2022 and December 31, 2021, respectively.
We review the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1st of each year. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2021.
We estimate the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Due to the acquisition of Transtar in the current year, the estimated fair value of that reporting unit approximates the book value. The Jefferson reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2021. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA in future years. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 and 2021 negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we have seen the activity starting to normalize and are expected to ramp back to pre-pandemic levels during 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases. Also, as our pipeline connections became fully operational during 2021, we remain positive for the outlook of Jefferson Terminal's earnings potential.
There were no impairments of goodwill for the three and six months ended June 30, 2022 and 2021.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Intangibles and amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 151 months and 154 months as of June 30, 2022 and December 31, 2021, respectively.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $20.1 million and $21.5 million as of June 30, 2022 and December 31, 2021, respectively, are included in Debt, net in the Combined Consolidated Balance Sheets.
Amortization expense was $0.9 million, $1.7 million, $0.6 million and $1.1 million for the three and six months ended June 30, 2022 and 2021, respectively, and is included in Interest expense in the Combined Consolidated Statements of Operations.
Other Assets—Other Assets primarily consists of $10.0 million of note receivable as of both June 30, 2022 and December 31, 2021 from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation and interest.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $4.1 million and $4.1 million, and insurance premium liabilities of $2.8 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively.
Terminal Services Revenues—Terminal services are provided to customers for the receipt and redelivery of various commodities. These revenues relate to performance obligations that are recognized over time using the right to invoice practical expedient, i.e., invoiced as the services are rendered and the customer simultaneously receives and consumes the benefit over the contract term. The performance of service and right to invoice corresponds with the value delivered to our customers. Revenues are typically invoiced and paid on a monthly basis.
Rail Revenues—Rail revenues generally consist of the following performance obligations: industrial switching, interline services, demurrage and storage. Switching revenues are derived from the performance of switching services, which involve the movement of cars from one point to another within the limits of an individual plant, industrial area, or a rail yard. Switching revenues are recognized as the services are performed, and the services are generally completed on the same day they are initiated.
Interline revenues are derived from transportation services for railcars that originate or terminate at our railroads and involve one or more other carriers. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route directed by the customer. The invoicing railroad then pays the other railroads its portion of the total amount invoiced on a monthly basis. We record revenue related to interline traffic for transportation service segments provided by carriers along railroads that are not owned or controlled by us on a net basis. Interline revenues are recognized as the transportation movements occur.
Our ancillary services revenue primarily relates to demurrage and storage services. Demurrage represents charges assessed by railroads for the detention of cars by shippers or receivers of freight beyond a specified free time and is recognized on a per day basis. Storage services revenue is earned for the provision of storage of shippers’ railcars and is generally recognized on a per day, per car basis, as the storage services are provided.
Lease Income—Lease income consists of rental income from tenants for storage space. Lease income is recognized on a straight-line basis over the terms of the relevant lease agreement.
Other Revenue—Other revenue primarily consists of revenue related to the handling, storage and sale of raw materials. Revenues for the handling and storage of raw materials relate to performance obligations that are recognized over time using the right to invoice practical expedient, i.e., invoiced as the services are rendered and the customer simultaneously receives and consumes the benefit over the contract term. Our performance of service and right to invoice corresponds with the value delivered to our customers. Revenues for the sale of raw materials relate to contracts that contain performance obligations to deliver the product over the term of the contract. The revenues are recognized when the control of the product is transferred to the customer, based on the volume delivered and the price within the contract. Other revenues are typically invoiced and paid on a monthly basis.
Additionally, other revenue consists of revenue related to derivative trading activities. See Commodity Derivatives below for additional information.
Other revenue also includes revenue related to providing roadside assistance services to customers in the intermodal and over-the-road trucking industries. Revenue is recognized when a performance obligation is satisfied by completing a repair service at a point in time. Revenues are typically invoiced for each repair and generally have 30-day payment terms.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Payment terms for Revenues are generally short term in nature.
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized in Operating lease right-of-use assets, net and Operating lease liabilities in our Combined Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Property, plant and equipment, net and lease liabilities are recognized in Other current liabilities and Other liabilities in our Combined Consolidated Balance Sheets.
All lease liabilities are measured at the present value of the unpaid lease payments, discounted using our incremental borrowing rate based on the information available at commencement date of the lease. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for prepaid rent and lease incentives. ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for prepaid or accrued lease payments and lease incentives. The finance lease ROU assets are subsequently amortized using the straight-line method.
Operating lease expenses are recognized on a straight-line basis over the lease term. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. Variable lease payments, which are primarily based on usage, are recognized when the associated activity occurs.
We have elected to combine lease and non-lease components for all lease contracts where we are the lessee. Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets, and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 11% and 10% of our revenue for the three and six months ended June 30, 2022 from one customer in the Jefferson Terminal segment, respectively. Additionally, for the three months ended June 30, 2022, one customer from the Ports and Terminal segment accounted for 21% of our revenue. For the three months ended June 30, 2021, we earned 33%, 21%, and 16% of our revenues from three customers in the Jefferson Terminal segment. For the six months ended June 30, 2021, we earned 26%, 16%, and 13% of our revenues from three customers in the Jefferson Terminal segment. During the three and six months ended June 30, 2022, one customer in the Transtar segment accounted for approximately 54% and 61% of total revenue, respectively.
As of June 30, 2022, accounts receivable from three customers from the Jefferson Terminal, Ports and Terminals, and Transtar segments represented 59% of total accounts receivable, net. As of December 31, 2021, accounts receivable from two customers from the Jefferson Terminal and Transtar segments represented 48% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. We also consider current and future economic conditions over the expected lives of the receivables, the amount of receivables in dispute, and the current receivables aging.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction expenses—Acquisition and transaction expense is comprised of costs related to business combinations, dispositions and terminated deal costs related to asset acquisitions, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income related to cash flow hedges of our equity method investees and pension and other postretirement benefits.
Derivative Financial Instruments
Electricity Derivatives—Through our equity method investment in Long Ridge, we enter into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. Long Ridge primarily uses swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Cash Flow Hedges

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees, net in our Combined Consolidated Statements of Comprehensive Loss and recorded in Accumulated other comprehensive income in our Combined Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in losses (earnings) in unconsolidated entities in our Combined Consolidated Statements of Cash Flows.
Commodity Derivatives—Depending on market conditions, we enter into short-term forward purchase and sales contracts for butane. Gains and losses related to our butane derivatives are recorded on a net basis and are included in Other revenue in our Combined Consolidated Statements of Operations, as these contracts are considered part of central operating activities. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Combined Consolidated Statements of Cash Flows.
We record all derivative assets on a gross basis at fair value, which are included in Other current assets, in our Combined Consolidated Balance Sheets.
Income Taxes—The income tax provision in the Combined Consolidated Financial Statements was prepared on a separate return method. Income earned by our corporate subsidiaries for the infrastructure businesses is subject to U.S. federal and state income taxation and is taxed at the currently enacted rates. Following the spin-off, all of our income is subject to a corporate level of taxation.
We account for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
Each of our combined entities files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Combined Consolidated Statements of Operations.
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 14 for additional discussion on the pension and postretirement plans.
Recent Accounting Pronouncements—In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease under Topic 842 and (ii) the lessor would have otherwise recognized a day-one loss. This standard is effective for all reporting periods beginning after December 15, 2021. We adopted this guidance in the first quarter of 2022, which did not have a material impact on our Combined Consolidated Financial Statements.
3. ACQUISITION OF TRANSTAR, LLC
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar, LLC (“Transtar”) from United States Steel Corporation (“USS”) for total cash consideration of $636.0 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS’s largest production facilities. We also entered into an exclusive rail partnership with USS, under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Transtar operates as a separate reportable segment. See Note 17 for additional information. The results of operations at Transtar have been included in the Combined Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $2.4 million and $3.0 million of acquisition and transaction expense during the three and six months ended June 30, 2021, respectively.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Parent funded the transaction with bridge loans in an aggregate principal amount of $650 million. In September 2021, the Parent issued new equity and debt and repaid in full the bridge loans.
In accordance with ASC 805, Business Combinations, the following fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses. The final valuation and related allocation of the purchase price is subject to change as additional information is received and will be completed no later than 12 months after the closing date. Such adjustments are not expected to be material.
The following table summarizes the preliminary allocation of the purchase price, as presented in our Combined Consolidated Balance Sheets:

Fair value of assets acquired:
Cash and cash equivalents	$8,918
Accounts receivable	18,625
Operating lease right-of-use assets	12,231
Property, plant and equipment	488,233
Intangible assets	60,000
Other assets	17,052
Total assets	605,059
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	47,010
Operating lease liabilities	10,689
Pension and other postretirement benefits (1)	37,552
Other liabilities	8,487
Total liabilities	103,738
Goodwill (2)	134,687
Total purchase consideration	$636,008
________________________________________________________
(1) Included in Other liabilities in the Combined Consolidated Balance Sheets.
(2) Goodwill is primarily attributable to the assembled workforce of Transtar and the synergies expected to be achieved. This goodwill is assigned to the new Transtar segment and is tax deductible for income tax purposes.
The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$60,000
Total		$60,000
The following table presents the property, plant and equipment and their estimated remaining useful lives:

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Estimated remaining useful life in years	Fair value
Railcars and locomotives	1 - 40	$111,359
Track and track related assets	1 - 40	90,904
Land, site improvements and rights	N/A	87,450
Bridges and tunnels	15 - 55	174,183
Buildings and improvements	3 - 25	12,448
Railroad equipment	2 - 15	2,725
Terminal machinery and equipment	2 - 15	3,325
Vehicles	2 - 5	3,740
Construction in progress	N/A	1,928
Computer hardware and software	2 - 5	171
Total		$488,233
The unaudited financial information in the table below summarizes the combined results of operations of FTAI Infrastructure and Transtar on a pro forma basis, as though the companies had been combined as of January 1, 2020. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment and intangible assets acquired;
•Impacts of debt financing, including interest for debt issued and amortization of deferred financing costs;
•The exclusion of acquisition-related costs incurred during the year ended December 31, 2021 and allocation of substantially all acquisition-related costs to the year ended December 31, 2020; and
•Associated tax-related impacts of adjustments.
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenue	$49,980	$105,158
Net loss attributable to Parent	(13,362)	(12,486)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2022	December 31, 2021
Leasing equipment	$44,179	$44,179
Less: Accumulated depreciation	(8,720)	(8,167)
Leasing equipment, net	$35,459	$36,012
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense for leasing equipment	$276	$276	$552	$552

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2022	December 31, 2021
Land, site improvements and rights	$168,786	$149,914
Construction in progress	202,020	118,081
Bridges and tunnels	174,155	174,889
Buildings and improvements	19,297	19,164
Terminal machinery and equipment	972,123	962,552
Track and track related assets	100,067	100,014
Railroad equipment	8,364	8,331
Railcars and locomotives	105,614	111,574
Computer hardware and software	10,635	5,335
Furniture and fixtures	1,745	1,745
Other	10,245	10,016
	1,773,051	1,661,615
Less: Accumulated depreciation	(174,069)	(144,021)
Property, plant and equipment, net	$1,598,982	$1,517,594
During the six months ended June 30, 2022, we added property, plant and equipment of $111.4 million, which primarily consisted of assets terminal machinery, equipment placed in service or land under development at Jefferson Terminal.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$15,158	$10,521	$30,003	$19,440
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2022	December 31, 2021
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Terminal LLC (1)	Equity method	50%	—	—
FYX Trust Holdco LLC (2)	Equity at December 31, 2021	65% and 14% as of June 30, 2022 and December 31, 2021, respectively(2)	—	1,255
GM-FTAI Holdco LLC	Equity method	See below	72,475	52,295
Clean Planet Energy USA LLC	Equity method	50%	4,430	858
			$76,905	$54,408
________________________________________________________
(1) The carrying value of $188.0 million and $17.5 million as of June 30, 2022 and December 31, 2021 is included in Other liabilities in the Combined Consolidated Balance Sheets.
(2) See “Equity Investments - FYX Holdco LLC” below for additional information regarding the FYX Trust Holdco LLC acquisition in May 2022.
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2022 and 2021.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Intermodal Finance I, Ltd.	$44	$204	$88	$376
Long Ridge Terminal LLC	(12,971)	(7,015)	(34,352)	(7,640)
GM-FTAI Holdco LLC	(688)	—	(1,121)	—
Clean Planet Energy USA LLC	(244)	—	(517)	—
Total	$(13,859)	$(6,811)	$(35,902)	$(7,264)
Equity Method Investments
Intermodal Finance I, Ltd.
In 2012, we acquired a 51% non-controlling interest in Intermodal Finance I, Ltd. (“Intermodal”). Intermodal is governed by a board of directors, and its shareholders have voting rights through their equity interests. As such, Intermodal is not within the scope of ASC 810-20 and should be evaluated for consolidation under the voting interest model. Due to the existence of substantive participating rights of the 49% equity investor, including the joint approval of material operating and capital decisions, such as material contracts and capital expenditures consistent with ASC 810-10-25-11, we do not have unilateral rights over this investment and, therefore, we do not consolidate Intermodal but account for this investment in accordance with the equity method. We do not have a variable interest in this investment as none of the criteria of ASC 810-10-15-14 were met.
As of June 30, 2022, Intermodal owns a portfolio of approximately 500 shipping containers subject to multiple operating leases.
Long Ridge Terminal LLC
In December 2019, Ohio River Shareholder LLC (“ORP”), a wholly owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Terminal LLC:

	June 30, 2022	December 31, 2021
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$2,470	$2,932
Restricted cash	25,096	32,469
Accounts receivable	24,876	17,896
Other current assets	8,089	8,857
Total current assets	60,531	62,154
Property plant & equipment	788,215	764,607
Intangible assets	4,750	4,940
Goodwill	89,390	89,390
Other assets	8,886	5,584
Total assets	$951,772	$926,675

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$46,338	$16,121
Debt, net	4,433	—
Derivative liabilities	183,555	47,369
Other current liabilities	148	257
Total current liabilities	234,474	63,747
Debt, net	601,741	604,261
Derivative liabilities	488,022	291,664
Other liabilities	2,831	1,989
Total liabilities	1,327,068	961,661

Members' Equity
Shareholders' equity	(272,779)	(1,035)
Accumulated deficit	(102,517)	(33,951)
Total members' equity	(375,296)	(34,986)
Total liabilities and members' equity	$951,772	$926,675

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	2022	2021	2022	2021
Total revenue	$19,801	$8,849	$15,043	$17,270

Expenses
Operating expenses	19,909	6,715	32,356	10,987
Depreciation and amortization	12,454	3,683	24,998	7,436
Interest expense	13,181	627	26,042	946
Total expenses	45,544	11,025	83,396	19,369
Total other expense	(149)	(11,825)	(213)	(8,826)
Net loss	$(25,892)	$(14,001)	$(68,566)	$(10,925)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
GM-FTAI Holdco LLC
In September 2021, we acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns 100% interest in Gladieux Metals Recycling (“GMR”) and Aleon Renewable Metals LLC (“Aleon”). GMR specializes in recycling spent catalyst produced in the petroleum refining industry.
Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Aleon and GMR are governed by separate boards of directors. Our ownership of Class A and B shares in GM-FTAI Holdco LLC provides us with 1% and 50% economic interest in GMR and Aleon, respectively. We account for our investment in GM-FTAI Holdco LLC as an equity method investment as we have significant influence through our ownership of Class A and Class B shares of GM-FTAI Holdco LLC.
On June 15, 2022, we exchanged our Class B shares which gave us economic interest in Aleon for an additional 20% interest in Class A shares. In addition, we also terminated our credit agreements with GMR and Aleon in exchange for an approximate 8.5% of additional interest in Class A shares. At June 30, 2022 as a result of these exchange transactions, we own approximately 27% of GM-FTAI Holdco LLC, which owns 100% of both GMR and Aleon.
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“CPE”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares.
Equity Investments
FYX Trust Holdco LLC
In July 2020, we invested $1.3 million for a 14% interest in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. FYX Trust Holdco LLC (“FYX”) has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill roadside repair services.
In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of June 30, 2022, FYX is presented on a consolidated basis in the Combined Consolidated Statement of Operations and the Combined Consolidated Balance Sheets. $4.2 million is recorded as non-controlling interest for interest held by other parties at June 30, 2022. At the purchase date, assets of FYX were $13.7 million, liabilities were $10.1 million, and goodwill of $5.4 million was recorded. Since purchase, we have recorded total revenue from FYX of $10.1 million and net loss from FYX of $0.4 million.
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	June 30, 2022
	Jefferson Terminal	Transtar	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(27,814)	(3,722)	(31,536)
Intangible assets, net	$7,699	$56,278	$63,977

	December 31, 2021
	Jefferson Terminal	Transtar	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(26,038)	(1,738)	(27,776)
Intangible assets, net	$9,475	$58,262	$67,737

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets is as follows:

	Classification in Combined Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Customer relationships	Depreciation and amortization	$1,885	$889	$3,760	$1,777
As of June 30, 2022, estimated net annual amortization of intangibles is as follows:

Remainder of 2022	$3,776
2023	7,551
2024	6,131
2025	4,000
2026	4,000
Thereafter	38,519
Total	$63,977

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

	June 30, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
DRP Revolver (1)	$25,000	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	$25,000
EB-5 Loan Agreement	35,550	5.75%	1/25/26	26,100
Total loans payable	60,550			51,100
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000
Total bonds payable	688,980			688,980

Debt	749,530			740,080
Less: Debt issuance costs	(20,120)			(21,456)
Total debt, net	$729,410			$718,624

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.00% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
We were in compliance with all debt covenants as of June 30, 2022.
9. FAIR VALUE MEASUREMENTS
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
•Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.
The valuation techniques that may be used to measure fair value are as follows:
•Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts.
•Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2022	June 30, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$68,469	$68,469	$—	$—	Market
Restricted cash	177,951	177,951	—	—	Market
Derivative assets	748	—	748	—	Income
Total assets	$247,168	$246,420	$748	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$49,872	$49,872	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total	$304,075	$301,855	$2,220	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets are classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, loans payable, and management fees payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Combined Consolidated Balance Sheets are presented in the table below:

	June 30, 2022	December 31, 2021
Series 2020 A Bonds (1)	$143,857	$189,773
Series 2020 B Bonds (1)	80,014	81,637
Series 2021 A Bonds (1)	161,095	222,023
Series 2021 B Bonds (1)	177,616	194,278
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Combined Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
10. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivatives
Depending on market conditions, Repauno enters into forward purchase and sales contracts for butane. These derivatives are short-term in nature and are used for trading purposes and classified as Level 2 derivatives.
The following table presents information related to our butane derivative contracts:

	June 30, 2022	December 31, 2021
Notional Amount (BBL in thousands)	1,432	244
Fair Value of Assets (1)	$748	$2,220
Remaining term	1 to 9 months	1 to 3 months
________________________________________________________
(1) Included in Other assets in the Combined Consolidated Balance Sheets.
11. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Lease income	$314	$—	$553	$—	$867
Rail revenues	—	—	37,507	—	37,507
Terminal services revenues	14,214	13	—	—	14,227
Other revenue	—	1,627	—	11,640	13,267
Total revenues	$14,528	$1,640	$38,060	$11,640	$65,868

	Three Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Lease income	$432	$—	$—	$—	$432
Terminal services revenues	11,095	25	—	—	11,120
Other revenue	—	2,318	—	1,474	3,792
Total revenues	$11,527	$2,343	$—	$1,474	$15,344

	Six Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Lease income	$666	$—	$1,041	$—	$1,707
Rail revenues	—	86	71,089	—	71,175
Terminal services revenues	26,908	103	—	—	27,011
Other revenue	—	(535)	—	12,658	12,123
Total revenues	$27,574	$(346)	$72,130	$12,658	$112,016

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Six Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Lease income	$862	$—	$—	$—	$862
Terminal services revenues	21,384	157	—	—	21,541
Other revenue	—	10,283	—	3,200	13,483
Total revenues	$22,246	$10,440	$—	$3,200	$35,886
Presented below are the contracted minimum future annual revenues to be received under existing operating leases across several market sectors as of June 30, 2022:

Operating Leases
Remainder of 2022	$6,173
2023	4,168
2024	459
2025	459
2026	421
Thereafter	—
Total	$11,680
12. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately one month to 40 years.
The following table presents lease related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance leases
Amortization of right-of-use assets	$222	$—	$431	$—
Interest on lease liabilities	14	—	29	—
Finance lease expense	236	—	460	—
Operating lease expense	1,627	1,257	3,420	2,397
Short-term lease expense	721	328	1,112	375
Variable lease expense	717	426	1,582	637
Total lease expense	$3,301	$2,011	$6,574	$3,409

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents information related to our operating leases as of and for the six months ended June 30, 2022:

Right-of-use assets, net	$70,148
Lease liabilities	69,139

Weighted average remaining lease term	34.8 years
Weighted average incremental borrowing rate	5.7%

Cash paid for amounts included in the measurement of operating lease liabilities	$3,505
The following table presents future minimum lease payments under non-cancellable operating leases as of June 30, 2022:

Remainder of 2022	$3,544
2023	6,747
2024	6,176
2025	5,854
2026	5,256
Thereafter	142,878
Total undiscounted lease payments	170,455
Less: Imputed interest	101,316
Total lease liabilities	$69,139
13. EQUITY-BASED COMPENSATION
Some of our subsidiaries provide an equity-based incentive plan for eligible employees. The following table presents our stock-based compensation expense recognized in the Combined Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2022	2021	2022	2021
Restricted Shares	$538	$1,270	$1,076	$2,111	$2,655	0.8 years
Common Units	418	169	589	442	4,227	1.2 years
Total	$956	$1,439	$1,665	$2,553	$6,882
Common Units
During the six months ended June 30, 2022, we issued common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Additionally, during the six months ended June 30, 2022, we issued separate common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to performance targets based on EBITDA as defined in the agreements, and the total expected compensation expense is recognized ratably over the vesting periods if it is probable that the performance conditions will be met. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
14. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar, we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our partially funded pension plan is a tax qualified plan. Our pension plan covers certain eligible Transtar employees. These plans are noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes our retirement benefit plan costs for the three and six months ended June 30, 2022. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Combined Consolidated Statements of Operations.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$438	$538	$876	$1,075
Interest costs	74	225	148	450
Total	$512	$763	$1,024	$1,525
The total amount of employer contributions paid for the six months ended June 30, 2022 was $0.3 million, and the expected remaining scheduled employer contributions for the year ending December 31, 2022 is $1.2 million.
15. INCOME TAXES
The current and deferred components of the income tax benefit included in the Combined Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current:
Federal	$62	$1	$62	$1
State and local	71	60	142	116
Foreign	—	—	—	—
Total current provision	133	61	204	117
Deferred:
Federal	1,549	(774)	2,607	(1,236)
State and local	265	—	720	—
Foreign	—	(2)	—	(2)
Total deferred provision	1,814	(776)	3,327	(1,238)
Provision for income taxes	$1,947	$(715)	$3,531	$(1,121)
Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was the responsibility of our Parent, except as related to certain wholly owned corporate subsidiaries of the infrastructure business. Taxable income or loss generated by us following the spin-off and by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries.
As of and for the six months ended June 30, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2022.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
16. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
The Parent, and FTAI Infrastructure as a part of the Parent as of June 30, 2022, are externally managed by the Manager. The Manager is paid annual fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. In May 2015, in connection with the Parent’s initial public offering (“IPO”), the Parent and the Manager entered into the Management Agreement. Additionally, the Parent has entered into certain incentive allocation arrangements with Fortress Worldwide Transportation and Infrastructure Master GP LLC (the “Master GP”).
The Manager is entitled to a management fee, incentive allocations (comprised of Income Incentive Allocation and Capital Gains Incentive Allocation described below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (excluding non-controlling interests) of the Parent determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
The income incentive allocation is calculated and distributable quarterly in arrears based on the pre-incentive allocation net income for the immediately preceding calendar quarter (the “Income Incentive Allocation”). For this purpose, pre-incentive allocation net income means, with respect to a calendar quarter, net income attributable to shareholders during such quarter calculated in accordance with U.S. GAAP excluding the Parent’s pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the independent directors. Pre-incentive allocation net income does not include any Income Incentive Allocation or Capital Gains Incentive Allocation (described below) paid to the Master GP during the relevant quarter.
The Master GP is entitled to an Income Incentive Allocation with respect to its pre-incentive allocation net income in each calendar quarter as follows: (1) no Income Incentive Allocation in any calendar quarter in which pre-incentive allocation net income, expressed as a rate of return on the average value of the Parent’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive allocation net income of the Parent with respect to that portion of such pre-incentive allocation net income, if any, that is equal to or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of the amount of pre-incentive allocation net income of the Parent, if any, that exceeds 2.2223% for such quarter. These calculations will be prorated for any period of less than three months.
Capital Gains Incentive Allocation is calculated and distributable in arrears as of the end of each calendar year and is equal to 10% of the Parent’s pro rata share of cumulative realized gains from the date of the Parent’s IPO through the end of the applicable calendar year, net of the Parent’s pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Allocation payments were made to the Master GP.
A portion of the management fee, income incentive allocation, and capital gains incentive allocation that are attributable to the operations of FTAI Infrastructure is recorded in the Management fees and incentive allocation to affiliate on the Combined Consolidated Statement of Operations. These amounts are allocated on the following basis:
Management fee—Management fee is allocated to FTAI Infrastructure by applying the calculation methodology described above to the equity of FTAI Infrastructure included in these combined consolidated financial statements.
Income Incentive Allocation and Capital Gains Incentive Allocation—The Income Incentive Allocation and Capital Gains Incentive Allocation are allocated to FTAI Infrastructure by applying the allocation calculation methodology described above to FTAI Infrastructure’s financial results in each respective period.
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these Combined Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$3,065	$3,817	$7,226	$7,415
Income incentive allocation	—	—	—	—
Capital gains incentive allocation	—	—	—	—
Total	$3,065	$3,817	$7,226	$7,415

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Parent pays all of its operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The expenses required to be paid by the Parent include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of its assets, legal and auditing fees and expenses, the compensation and expenses of the Parent’s independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of the Parent (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings of the Parent, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to the Parent’s shareholders, costs incurred by the Manager or its affiliates for travel on the Parent’s behalf, costs associated with any computer software or hardware that is used by the Parent, costs to obtain liability insurance to indemnify the Parent’s directors and officers and the compensation and expenses of the Parent’s transfer agent.
The Parent will pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses. A portion of the Parent’s reimbursement to the Manager is allocated to FTAI Infrastructure based on an estimate of time incurred by certain of the Manager’s employees on activities related to our operations.
A portion of these reimbursable expenses that the Parent paid to the Manager and are attributable to FTAI Infrastructure are included in the Combined Consolidated Financial Statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Classification in the Combined Consolidated Statements of Operations:
General and administrative	$1,098	$785	$2,228	$1,915
Acquisition and transaction expenses	438	2,626	850	3,038
Total	$1,536	$3,411	$3,078	$4,953
If the Parent terminates the Management Agreement, the Parent will generally be required to pay the Manager a termination fee. The termination fee is equal to the amount of the management fee during the 12 months immediately preceding the date of the termination. In addition, an Incentive Allocation Fair Value Amount will be distributable to the Master GP if the Master GP is removed due to the termination of the Management Agreement in certain specified circumstances. The Incentive Allocation Fair Value Amount is an amount equal to the Income Incentive Allocation and the Capital Gains Incentive Allocation that would be paid to the Master GP if the Parent's assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Upon the successful completion of an offering of the Parent’s common shares or other equity securities (including securities issued as consideration in an acquisition), the Parent grants the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Combined Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Accrued management fees	$929	$1,495
Other payables	510	1,075
As of June 30, 2022 and December 31, 2021, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2022 and December 31, 2021, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the Combined Consolidated Financial Statements. The carrying amount of this non-controlling interest at June 30, 2022 and December 31, 2021 was $(24.3) million and $(9.1) million, respectively.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-controlling interest share of net loss	$(8,135)	$(6,538)	$(15,271)	$(11,554)
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of June 30, 2022, FYX is presented on a consolidated basis in the Combined Consolidated Statement of Operations and the Combined Consolidated Balance Sheet. Additionally, other investors in FYX are also affiliates of our Manager.
17. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have three reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Jefferson Terminal, (ii) Ports and Terminals and (iii) Transtar. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Transtar segment is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities.
Corporate and Other primarily consists of corporate general and administrative expenses and management fees, all allocated from the Parent. Additionally, Corporate and Other includes (i) Containers, (ii) investments in Aleon, GMR, and CPE, (iii) a note receivable from CarbonFree (iv) KRS, and (v) an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA.
Adjusted EBITDA is defined as net income (loss) attributable to Parent from continuing operations, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to Parent, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to Parent as determined in accordance with U.S. GAAP.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Total revenues	$14,528	$1,640	$38,060	$11,640	$65,868

Expenses
Operating expenses	14,261	4,283	19,197	11,488	49,229
General and administrative	—	—	—	2,498	2,498
Acquisition and transaction expenses	—	—	149	8,723	8,872
Management fees and incentive allocation to affiliate	—	—	—	3,065	3,065
Depreciation and amortization	9,739	2,376	4,696	508	17,319
Total expenses	24,000	6,659	24,042	26,282	80,983

Other income (expense)
Equity in losses of unconsolidated entities	—	(12,971)	—	(888)	(13,859)
Interest expense	(6,127)	(341)	(15)	(3)	(6,486)
Other (expense) income	(1,291)	—	(305)	1,043	(553)
Total other (expense) income	(7,418)	(13,312)	(320)	152	(20,898)
(Loss) income before income taxes	(16,890)	(18,331)	13,698	(14,490)	(36,013)
Provision for income taxes	68	—	1,818	61	1,947
Net (loss) income	(16,958)	(18,331)	11,880	(14,551)	(37,960)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(8,135)	(320)	—	(25)	(8,480)
Net (loss) income attributable to Parent	$(8,823)	$(18,011)	$11,880	$(14,526)	$(29,480)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Parent:

	Three Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$4,158	$3,675	$18,826	$(5,105)	$21,554
Add: Non-controlling share of Adjusted EBITDA					3,716
Add: Equity in losses of unconsolidated entities					(13,859)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(6,825)
Less: Interest expense					(6,486)
Less: Depreciation and amortization expense					(17,319)
Less: Incentive allocations					—
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					1,514
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(8,872)
Less: Equity-based compensation expense					(956)
Less: Provision for income taxes					(1,947)
Net loss attributable to Parent					$(29,480)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Total revenues	$27,574	$(346)	$72,130	$12,658	$112,016

Expenses
Operating expenses	27,384	8,166	38,260	13,487	87,297
General and administrative	—	—	—	4,928	4,928
Acquisition and transaction expenses	—	—	355	12,753	13,108
Management fees and incentive allocation to affiliate	—	—	—	7,226	7,226
Depreciation and amortization	19,439	4,745	9,455	676	34,315
Total expenses	46,823	12,911	48,070	39,070	146,874

Other income (expense)
Equity in losses of unconsolidated entities	—	(34,352)	—	(1,550)	(35,902)
Interest expense	(12,237)	(628)	(75)	(5)	(12,945)
Other (expense) income	(1,390)	—	(665)	1,043	(1,012)
Total other expense	(13,627)	(34,980)	(740)	(512)	(49,859)
(Loss) income before income taxes	(32,876)	(48,237)	23,320	(26,924)	(84,717)
Provision for income taxes	137	—	3,333	61	3,531
Net (loss) income	(33,013)	(48,237)	19,987	(26,985)	(88,248)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(15,271)	(650)	—	(25)	(15,946)
Net (loss) income attributable to Parent	$(17,742)	$(47,587)	$19,987	$(26,960)	$(72,302)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Parent:

	Six Months Ended June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$7,964	$5,044	$33,473	$(13,365)	$33,116
Add: Non-controlling share of Adjusted EBITDA					7,532
Add: Equity in losses of unconsolidated entities					(35,902)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(12,232)
Less: Interest expense					(12,945)
Less: Depreciation and amortization expense					(34,315)
Less: Incentive allocations					—
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					748
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(13,108)
Less: Equity-based compensation expense					(1,665)
Less: Benefit from income taxes					(3,531)
Net loss attributable to Parent					$(72,302)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2021

	Three Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Total revenues	$11,527	$2,343	$—	$1,474	$15,344

Expenses
Operating expenses	11,777	3,828	—	1,704	17,309
General and administrative	—	—	—	1,631	1,631
Acquisition and transaction expenses	—	—	—	2,560	2,560
Management fees and incentive allocation to affiliate	—	—	—	3,817	3,817
Depreciation and amortization	9,315	2,216	—	155	11,686
Total expenses	21,092	6,044	—	9,867	37,003

Other income
Equity in (losses) earnings of unconsolidated entities	—	(9,183)	—	2,372	(6,811)
Gain on sale of assets, net	—	16	—	—	16
Interest expense	(3,213)	(295)	—	(21)	(3,529)
Other (expense) income	(886)	91	—	3	(792)
Total other (expense) income	(4,099)	(9,371)	—	2,354	(11,116)
Loss before income taxes	(13,664)	(13,072)	—	(6,039)	(32,775)
Provision for (benefit from) income taxes	59	(774)	—	—	(715)
Net loss	(13,723)	(12,298)	—	(6,039)	(32,060)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(6,538)	(87)	—	—	(6,625)
Net loss attributable to Parent	$(7,185)	$(12,211)	$—	$(6,039)	$(25,435)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Parent:

	Three Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$3,555	$375	$—	$(5,696)	$(1,766)
Add: Non-controlling share of Adjusted EBITDA					3,257
Add: Equity in income of unconsolidated entities					(6,811)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(225)
Less: Interest expense					(3,529)
Less: Depreciation and amortization expense					(11,686)
Less: Incentive allocations					—
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					(1,391)
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(2,560)
Less: Equity-based compensation expense					(1,439)
Less: Provision for income taxes					715
Net loss attributable to Parent					$(25,435)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2021

	Six Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Revenues
Total revenues	$22,246	$10,439	$—	$3,201	$35,886

Expenses
Operating expenses	23,498	6,930	—	3,690	34,118
General and administrative	—	—	—	3,665	3,665
Acquisition and transaction expenses	—	—	—	3,518	3,518
Management fees and incentive allocation to affiliate	—	—	—	7,415	7,415
Depreciation and amortization	17,033	4,427	—	309	21,769
Total expenses	40,531	11,357	—	18,597	70,485

Other income (expense)
Equity in losses (earnings) of unconsolidated entities	—	(7,641)	—	377	(7,264)
Gain on sale of assets, net	—	16	—	—	16
Interest expense	(4,416)	(574)	—	(22)	(5,012)
Other (expense) income	(705)	91	—	3	(611)
Total other (expense) income	(5,121)	(8,108)	—	358	(12,871)
Loss before income taxes	(23,406)	(9,026)	—	(15,038)	(47,470)
Provision for (benefit from) income taxes	115	(1,236)	—	—	(1,121)
Net loss	(23,521)	(7,790)	—	(15,038)	(46,349)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,554)	(32)	—	—	(11,586)
Net loss attributable to Parent	$(11,967)	$(7,758)	$—	$(15,038)	$(34,763)

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Parent:

	Six Months Ended June 30, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Adjusted EBITDA	$6,383	$507	$—	$(11,532)	$(4,642)
Add: Non-controlling share of Adjusted EBITDA					5,286
Add: Equity in losses of unconsolidated entities					(7,264)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities					(2,985)
Less: Interest expense					(5,012)
Less: Depreciation and amortization expense					(21,769)
Less: Incentive allocations					—
Less: Asset impairment charges					—
Less: Changes in fair value of non-hedge derivative instruments					6,573
Less: Losses on the modification or extinguishment of debt and capital lease obligations					—
Less: Acquisition and transaction expenses					(3,518)
Less: Equity-based compensation expense					(2,553)
Less: Benefit from income taxes					1,121
Net loss attributable to Parent					$(34,763)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	June 30, 2022
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Current assets	$236,128	$49,734	67,884	$73,845	$427,591
Non-current assets	1,068,387	282,109	680,326	$101,815	2,132,637
Total assets	1,304,515	331,843	748,210	175,660	2,560,228

Debt, net	704,410	25,000	—	—	729,410

Current liabilities	72,231	20,826	48,503	33,331	174,891
Non-current liabilities	763,481	216,065	59,758	220	1,039,524
Total liabilities	835,712	236,891	108,261	33,551	1,214,415

Non-controlling interests in equity of consolidated subsidiaries	(16,799)	1,559	268	4,216	(10,756)
Total equity	468,803	94,952	639,949	142,109	1,345,813
Total liabilities and equity	$1,304,515	$331,843	$748,210	$175,660	$2,560,228

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2021
	Jefferson Terminal	Ports and Terminals	Transtar	Corporate and Other	Total
Current assets	$296,753	$35,300	$71,946	$8,985	$412,984
Non-current assets	987,678	281,599	690,492	69,548	2,029,317
Total assets	1,284,431	316,899	762,438	78,533	2,442,301

Debt, net	693,624	25,000	—	—	718,624

Current liabilities	67,612	5,155	55,832	868	129,467
Non-current liabilities	753,113	45,496	52,100	79	850,788
Total liabilities	820,725	50,651	107,932	947	980,255

Non-controlling interests in equity of consolidated subsidiaries	(2,604)	1,888	—	625	(91)
Total equity	463,706	266,248	654,506	77,586	1,462,046
Total liabilities and equity	$1,284,431	$316,899	$762,438	$78,533	$2,442,301
18. EARNINGS PER SHARE AND EQUITY
On August 1, 2022, FTAI distributed one share of FTAI Infrastructure common stock for each FTAI common share held by FTAI shareholders of record as of the record date. As of that date, 99,387,467 shares were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the three and six months ended June 30, 2022 and 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure outstanding prior to the spin-off.
19. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
We have entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2021. The $5.0 million payment was included in the cost of the asset acquisition.
Jefferson entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $9.2 million for the next twelve months.
20. SUBSEQUENT EVENTS
Subscription Agreements
On June 30, 2022, our Holding Company and Transtar, LLC, a subsidiary of our Holding Company, entered into subscription agreements with entities affiliated with Ares Management LLC (collectively, the “Subscriber”). Pursuant to the subscription agreement, the Holding Company agreed to sell to the Subscriber (i) 300,000 shares of newly-created Series A Senior Preferred Stock with a par value of $0.01 per share, (ii) warrants representing the right to purchase 3,342,566 shares of common stock of the Holding Company, with a par value of $0.01 per share, at an exercise price of $10.00 per share (as adjusted in accordance with the agreement governing the warrants), and (iii) warrants representing the right to purchase 3,342,566 shares of common stock at an exercise price of $0.01 per share, for an aggregate purchase price of $300.0 million, net of a discount of $9.0 million. Net proceeds were distributed to the Parent. These agreements were not effective until the spin-off, described below, was complete.
Senior Secured Notes Offering
On July 7, 2022, the Holding Company closed its private offering of $450.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 94.585% of principal.

FTAI INFRASTRUCTURE
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
On July 25, 2022, the Holding Company closed its private offering of an additional $50.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 94.585% of principal. The additional notes and the existing $450.0 million notes will be treated as a single class for all purposes under that certain indenture dated as of July 7, 2022, as supplemented. Net proceeds were distributed to the Parent. These notes were not effective until the spin-off, described below, was complete.
Conversion of Limited Liability Company to Corporation
On July 29, 2022, FTAI Infrastructure LLC was converted to a corporation, FTAI Infrastructure Inc., pursuant to the laws of the State of Delaware.
Adoption of Management Agreement
On July 31, 2022, the Holding Company entered into a management agreement with the Manager, an affiliate of Fortress (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Parent and the Manager.
FTAI Infrastructure Spin-off
On August 1, 2022, FTAI completed the spin-off of FTAI Infrastructure Inc., in which FTAI shareholders received one share of common stock of FTAI Infrastructure Inc., par value $0.01 per share for every one common share of FTAI held as of the close of business on July 21, 2022, the record date for the separation. Following the distribution, FTAI Infrastructure Inc. became an independent, publicly-traded company with its common stock listed under the symbol “FIP" on The Nasdaq Global Select Market.
Manager Options
In connection with the spin-off, the Holding Company issued 10.9 million options to the Manager pursuant to the Management Agreement as compensation to the Manager for the successful completion of an offering.
Nonqualified Stock Option and Incentive Award Plan
On August 1, 2022, the Board of Directors adopted a Nonqualified Stock Option and Incentive Award Plan which provides for the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors. As of August 1, 2022, the Plan provides for the issuance of up to 30 million shares of the FTAI Infrastructure Inc.’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand the infrastructure business of FTAI before giving effect to the spin-off (the “Company,” “FTAI Infrastructure,” “we,” “our” or “us”). Our MD&A should be read in conjunction with our unaudited Combined Consolidated Financial Statements and the accompanying notes, and with Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation and energy industries. We were formed as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI, on December 13, 2021. Prior to the completion of the spin-off, as described below, we converted into FTAI Infrastructure Inc., a Delaware corporation, and hold all the material assets and investments that comprise FTAI's infrastructure business. Prior to the spin-off, we were a subsidiary of FTAI, which is a Nasdaq-listed company that is externally managed and advised by our Manager.
Our operations consist of three primary business lines: (i) Ports and Terminals, (ii) Railroads and (iii) companies and assets participating in global Energy Transition. Our Ports and Terminals business develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. In certain cases, we also develop and operate facilities, such as a 485 megawatt power plant at our Long Ridge terminal in Ohio through our equity method investment, that leverage the property’s location and key attributes to generate incremental value. Our Railroads business primarily invests in and operates short line and regional railroads in North America. Our Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products, or enable customers to reduce their carbon footprint.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of June 30, 2022, we had total consolidated assets of $2.6 billion and total equity of $1.3 billion.
Spin-Off of FTAI Infrastructure
On August 1, 2022, FTAI distributed to the holders of FTAI common shares as of July 21, 2022 one share of FTAI Infrastructure Inc. common stock for each FTAI common share held.
FTAI Infrastructure was spun out in an entity taxed as a corporation for U.S. federal income tax purposes and holds FTAI’s (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment (iv) Transtar business, (v) Aleon and Gladieux investment, (vi) KRS business, (vii) Clean Planet USA investment, (viii) FYX business, (ix) CarbonFree business, and (x) Containers business. FTAI Infrastructure retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure entered into subscription agreements to issue $300.0 million of preferred stock and warrants and sold $500.0 million of 10.500% senior secured notes due 2027, the net proceeds of which were remitted to FTAI in connection with the separation.
FTAI Infrastructure is externally managed by the Manager. In connection with the spin-off, FTAI Infrastructure Inc. entered into a management agreement with the Manager, an affiliate of Fortress, with substantially the same terms as the previously held management agreement between the Parent and the Manager. The management agreement has an initial term of six years. The Manager will be entitled to a management fee, incentive allocations (comprised of income incentive allocation and capital gains incentive allocation) and reimbursement of certain expenses on substantially similar terms as the existing arrangements with the Manager, except that all fees will be paid pursuant to the amended and restated management agreement rather than by one of FTAI Infrastructure’s subsidiaries.
Impact of COVID-19
The ongoing COVID-19 pandemic has adversely affected our Jefferson Terminal business in several material ways since 2020. In particular, although difficult to quantify the impact, the pandemic adversely affected macro trends in refinery utilization rates in the United States and the global consumption of petroleum and liquid fuels in 2020 and part of 2021, which adversely affected our revenues for our Jefferson Terminal business. In addition, we were unable to complete certain new customer contracts and certain of our existing customers did not increase volumes as anticipated which also adversely affected our revenues for those periods. Recently, however, we have seen the activity starting to normalize and Jefferson Terminal crude throughput is expected to ramp back to pre-pandemic levels in 2022.
Due to the outbreak of COVID-19, we have taken measures to protect the health and safety of our employees, including having employees work remotely, where possible. As COVID-19 continues to evolve, the extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. We continue to monitor the pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
For additional detail, see “Risk Factors—A pandemic, including COVID-19, could have an adverse impact on our business, financial condition, and results of operations.”
Operating Segments
Our reportable segments represent strategic business units comprised of investments in different types of transportation and infrastructure assets. We have three reportable segments which operate in infrastructure businesses across several market sectors. Our reportable segments are (i) Jefferson Terminal, (ii) Ports and Terminals and (iii) Transtar. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Ports and Terminals segment consists of Repauno, which is a 1,630 acre deep-water port located along the Delaware River with an underground storage cavern and multiple industrial development opportunities, and an equity method investment in Long Ridge, which is a 1,660 acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant. The Transtar segment consists of five freight railroads and one switching company, of which two railroads are connected to US Steel's largest production facilities.
Corporate and Other primarily consists of corporate general and administrative expenses, and management fees, all allocated from the Parent. Additionally, Corporate and Other currently includes (i) Containers, (ii) investments in Aleon, Gladieux, and Clean Planet USA, (iii) a note receivable from CarbonFree (iv) KRS and (v) an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
Our Manager
On December 27, 2017, SoftBank Group Corp. (“SoftBank”) completed its acquisition of Fortress (the “SoftBank Merger”). In connection with the Softbank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
Results of Operations
Adjusted EBITDA (Non-GAAP)
The chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
Adjusted EBITDA is defined as net income (loss) attributable to Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, and interest expense, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and six months ended June 30, 2022 and 2021
The following table presents our combined consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$867	$432	$435	$1,707	$862	$845
Rail revenues	37,507	—	37,507	71,175	—	71,175
Terminal services revenues	14,227	11,120	3,107	27,011	21,541	5,470
Other revenue	13,267	3,792	9,475	12,123	13,483	(1,360)
Total revenues	65,868	15,344	50,524	112,016	35,886	76,130

Expenses
Operating expenses	49,229	17,309	31,920	87,297	34,118	53,179
General and administrative	2,498	1,631	867	4,928	3,665	1,263
Acquisition and transaction expenses	8,872	2,560	6,312	13,108	3,518	9,590
Management fees and incentive allocation to affiliate	3,065	3,817	(752)	7,226	7,415	(189)
Depreciation and amortization	17,319	11,686	5,633	34,315	21,769	12,546
Total expenses	80,983	37,003	43,980	146,874	70,485	76,389

Other expense
Equity in losses of unconsolidated entities	(13,859)	(6,811)	(7,048)	(35,902)	(7,264)	(28,638)
Gain on sale of assets, net	—	16	(16)	—	16	(16)
Interest expense	(6,486)	(3,529)	(2,957)	(12,945)	(5,012)	(7,933)
Other expense	(553)	(792)	239	(1,012)	(611)	(401)
Total other expense	(20,898)	(11,116)	(9,782)	(49,859)	(12,871)	(36,988)
Loss from before income taxes	(36,013)	(32,775)	(3,238)	(84,717)	(47,470)	(37,247)
Provision for (benefit from) income taxes	1,947	(715)	2,662	3,531	(1,121)	4,652
Net loss	(37,960)	(32,060)	(5,900)	(88,248)	(46,349)	(41,899)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,480)	(6,625)	(1,855)	(15,946)	(11,586)	(4,360)
Net loss attributable to Parent	$(29,480)	$(25,435)	$(4,045)	$(72,302)	$(34,763)	$(37,539)

The following table sets forth a reconciliation of net loss attributable to Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to Parent	$(29,480)	$(25,435)	$(4,045)	$(72,302)	$(34,763)	$(37,539)
Add: Provision for (benefit from) income taxes	1,947	(715)	2,662	3,531	(1,121)	4,652
Add: Equity-based compensation expense	956	1,439	(483)	1,665	2,553	(888)
Add: Acquisition and transaction expenses	8,872	2,560	6,312	13,108	3,518	9,590
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(1,514)	1,391	(2,905)	(748)	(6,573)	5,825
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	17,319	11,686	5,633	34,315	21,769	12,546
Add: Interest expense	6,486	3,529	2,957	12,945	5,012	7,933
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	6,825	225	6,600	12,232	2,985	9,247
Less: Equity in losses of unconsolidated entities	13,859	6,811	7,048	35,902	7,264	28,638
Less: Non-controlling share of Adjusted EBITDA (3)	(3,716)	(3,257)	(459)	(7,532)	(5,286)	(2,246)
Adjusted EBITDA (non-GAAP)	$21,554	$(1,766)	$23,320	$33,116	$(4,642)	$37,758
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) depreciation and amortization expense of $17,319 and $11,686, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) depreciation and amortization expense of $34,315 and $21,769, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net loss of $(13,919) and $(7,010), (ii) interest expense of $6,795 and $288, (iii) depreciation and amortization expense of $6,349 and $1,845, (iv) acquisition and transaction expenses of $387 and $0 and (v) changes in fair value of non-hedge derivative instruments of $7,118 and $5,078, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(36,007) and $(5,492), (ii) interest expense of $13,258 and $527, (iii) depreciation and amortization expense of $12,633 and $3,725, (iv) acquisition and transaction expenses of $391 and $—, (v) changes in fair value of non-hedge derivative instruments of $21,732 and $4,201 and (vi) asset impairment of $32 and $24, respectively.
(3) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $124 and $292, (ii) provision for income taxes of $14 and $13, (iii) interest expense of $1,319 and $732, (iv) depreciation and amortization expense of $2,321 and $2,172 and (v) changes in fair value of non-hedge derivative instruments of $(62) and $48, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity based compensation of $250 and $490, (ii) provision for income taxes of $30 and $26, (iii) interest expense of $2,703 and $1,013, (iv) depreciation and amortization expense of $4,585 and $3,983, and (v) changes in fair value of non-hedge derivative instruments of $(36) and $(226), respectively.
Comparison of the three months ended June 30, 2022 and 2021
Total revenues increased $50.5 million primarily due to higher revenues of $38.1 million in the Transtar segment and $10.2 million in the Corporate segment, partially offset by lower revenues of $0.7 million in the Ports and Terminals segment.
Rail revenues increased $37.5 million due to our acquisition of Transtar in July 2021.
Other revenue increased $9.5 million, primarily due to the acquisition of a majority stake in and consolidation of FYX during the quarter.
Comparison of the six months ended June 30, 2022 and 2021
Total revenues increased $76.1 million, primarily due to higher revenues of $72.1 million in the Transtar segment, $10.2 million attributable to the acquisition and consolidation of FYX, partially offset by lower revenues of $10.8 million in the Ports and Terminals segment.
Rail revenues increased $71.2 million due to our acquisition of Transtar in July 2021.
Other revenue decreased $1.4 million, primarily due to a loss on butane forward purchase and sale contracts at Repauno, partially offset by the acquisition of a majority stake in and consolidation of FYX during the second quarter.
Expenses
Comparison of the three months ended June 30, 2022 and 2021
Total expenses increased $44.0 million, primarily due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) acquisition and transaction expenses.

Operating expenses increased $31.9 million which primarily reflects:
•an increase of $12.3 million in compensation and benefits primarily due to the acquisition of Transtar in July 2021;
•an increase of $8.2 million in facility operating expense which primarily reflects (i) an increase of $6.9 million due to the acquisition of Transtar in July 2021 and (ii) an increase of $1.3 million in the Jefferson Terminal segment due to increased activity;
•an increase of $7.5 million in cost of sales primarily related to the consolidation of FYX during the second quarter of 2022; and
•an increase of $3.2 million in repairs and maintenance expense primarily due to the acquisition of Transtar in July 2021.
Depreciation and amortization increased $5.6 million primarily due to (i) the acquisition of Transtar in July 2021 and (ii) assets placed into service at Jefferson Terminal.
Acquisition and transaction expenses increased $6.3 million primarily due to professional fees related to strategic transactions.
Comparison of the six months ended June 30, 2022 and 2021
Total expenses increased $76.4 million, primarily due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) acquisition and transaction expenses.
Operating expenses increased $53.2 million which primarily reflects:
•an increase of $23.8 million in compensation and benefits primarily due to the acquisition of Transtar in July 2021;
•an increase of $14.5 million in facility operating expense which primarily reflects (i) an increase of $12.1 million due to the acquisition of Transtar in July 2021 and (ii) an increase of $2.7 million in the Jefferson Terminal segment due to increased activity;
•an increase of $7.5 million in cost of sales primarily related to the consolidation of FYX during the second quarter of 2022; and
•an increase of $3.7 million in repairs and maintenance expense primarily due to the acquisition of Transtar in July 2021.
Depreciation and amortization increased $12.5 million primarily due to (i) assets placed into service at Repauno and Jefferson Terminal and (ii) the acquisition of Transtar in July 2021.
Acquisition and transaction expenses increased $9.6 million primarily due to professional fees related to strategic transactions.
Other expense
Total other expense increased $9.8 million during the three months ended June 30, 2022 which primarily reflects (i) an increase of $7.0 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge and (ii) an increase of $3.0 million in interest expense primarily due to an increase of interest expense of $2.9 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB05 Loan Agreement.
Total other expense increased $37.0 million during the six months ended June 30, 2022, which primarily reflects (i) an increase of $28.6 million in equity in losses of unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge and (ii) an increase of $7.9 million in interest expense primarily due to an increase of interest expense of $7.8 million at Jefferson Terminal due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB05 Loan Agreement.
Net loss
Net loss increased $5.9 million and $41.9 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $23.3 million and $37.8 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$314	$432	$(118)	$666	$862	$(196)
Terminal services revenues	14,214	11,095	3,119	26,908	21,384	5,524
Total revenues	14,528	11,527	3,001	27,574	22,246	5,328

Expenses
Operating expenses	14,261	11,777	2,484	27,384	23,498	3,886
Depreciation and amortization	9,739	9,315	424	19,439	17,033	2,406
Total expenses	24,000	21,092	2,908	46,823	40,531	6,292

Other expense
Interest expense	(6,127)	(3,213)	(2,914)	(12,237)	(4,416)	(7,821)
Other expense	(1,291)	(886)	(405)	(1,390)	(705)	(685)
Total other expense	(7,418)	(4,099)	(3,319)	(13,627)	(5,121)	(8,506)
Loss before income taxes	(16,890)	(13,664)	(3,226)	(32,876)	(23,406)	(9,470)
Provision for income taxes	68	59	9	137	115	22
Net loss	(16,958)	(13,723)	(3,235)	(33,013)	(23,521)	(9,492)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,135)	(6,538)	(1,597)	(15,271)	(11,554)	(3,717)
Net loss attributable to Parent	$(8,823)	$(7,185)	$(1,638)	$(17,742)	$(11,967)	$(5,775)

The following table sets forth a reconciliation of net loss attributable to Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to Parent	$(8,823)	$(7,185)	$(1,638)	$(17,742)	$(11,967)	$(5,775)
Add: Provision for income taxes	68	59	9	137	115	22
Add: Equity-based compensation expense	538	1,270	(732)	1,076	2,111	(1,035)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	9,739	9,315	424	19,439	17,033	2,406
Add: Interest expense	6,127	3,213	2,914	12,237	4,416	7,821
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,491)	(3,117)	(374)	(7,183)	(5,325)	(1,858)
Adjusted EBITDA (non-GAAP)	$4,158	$3,555	$603	$7,964	$6,383	$1,581
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $115 and $286, (ii) provision for income taxes of $14 and $13, (iii) interest expense of $1,299 and $722 and (iv) depreciation and amortization expense of $2,063 and $2,096, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity-based compensation of $235 and $475, (ii) provision for income taxes of $30 and $26, (iii) interest expense of $2,673 and $993, and (iv) depreciation and amortization expense of $4,245 and $3,831, respectively.
Revenues
Total revenues increased $3.0 million during the three months ended June 30, 2022 which reflects an increase in terminal services revenue of $3.1 million primarily due to higher volumes.
Total revenues increased $5.3 million during the six months ended June 30, 2022 which reflects an increase in terminal services revenue of $5.5 million primarily due to higher volumes.
Expenses
Total expenses increased $2.9 million during the three months ended June 30, 2022, which reflects:
•an increase in operating expenses of $2.5 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $0.4 million due to additional assets being placed into service.
Total expenses increased $6.3 million during the six months ended June 30, 2022, which reflects:
•an increase in operating expenses of $3.9 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $2.4 million due to additional assets being placed into service.
Other expense
Other expense increased $3.3 million during the three months ended June 30, 2022, which reflects an increase of $2.9 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Other expense increased $8.5 million during the six months ended June 30, 2022, which reflects an increase of $7.8 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.6 million and $1.6 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Ports and Terminals
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Rail revenues	$—	$—	$—	$86	$—	$86
Terminal services revenues	13	25	(12)	103	157	(54)
Other revenue	1,627	2,318	(691)	(535)	10,282	(10,817)
Total revenues	1,640	2,343	(703)	(346)	10,439	(10,785)

Expenses
Operating expenses	4,283	3,828	455	8,166	6,930	1,236
Depreciation and amortization	2,376	2,216	160	4,745	4,427	318
Total expenses	6,659	6,044	615	12,911	11,357	1,554

Other expense
Equity in losses of unconsolidated entities	(12,971)	(9,183)	(3,788)	(34,352)	(7,641)	(26,711)
Gain on sale of equipment, net	—	16	(16)	—	16	(16)
Interest expense	(341)	(295)	(46)	(628)	(574)	(54)
Other income	—	91	(91)	—	91	(91)
Total other expense	(13,312)	(9,371)	(3,941)	(34,980)	(8,108)	(26,872)
Loss before income taxes	(18,331)	(13,072)	(5,259)	(48,237)	(9,026)	(39,211)
Benefit from income taxes	—	(774)	774	—	(1,236)	1,236
Net loss	(18,331)	(12,298)	(6,033)	(48,237)	(7,790)	(40,447)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(320)	(87)	(233)	(650)	(32)	(618)
Net loss attributable to Parent	$(18,011)	$(12,211)	$(5,800)	$(47,587)	$(7,758)	$(39,829)

The following table sets forth a reconciliation of net loss attributable to Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to Parent	$(18,011)	$(12,211)	$(5,800)	$(47,587)	$(7,758)	$(39,829)
Add: Benefit from income taxes	—	(774)	774	—	(1,236)	1,236
Add: Equity-based compensation expense	150	169	(19)	321	442	(121)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(1,514)	1,391	(2,905)	(748)	(6,573)	5,825
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,376	2,216	160	4,745	4,427	318
Add: Interest expense	341	295	46	628	574	54
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	7,472	246	7,226	13,567	2,951	10,616
Less: Equity in losses of unconsolidated entities	12,971	9,183	3,788	34,352	7,641	26,711
Less: Non-controlling share of Adjusted EBITDA (2)	(110)	(140)	30	(234)	39	(273)
Adjusted EBITDA (non-GAAP)	$3,675	$375	$3,300	$5,044	$507	$4,537
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net loss of $(12,972) and $(7,015), (ii) interest expense of $6,604 and $314, (iii) depreciation and amortization expense of $6,240 and $1,845, (iv) acquisition and transaction expenses of $387 and $—, (v) changes in fair value of non-hedge derivative instruments of $7,118 and $5,078, (vi) equity-based compensation of $95 and $—, and (vii) asset impairment of $— and $24, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(34,352) and $(5,473), (ii) interest expense of $13,047 and $474, (iii) depreciation and amortization expense of $12,524 and $3,725, (iv) acquisition and transaction expenses of $391 and $—, (v) changes in fair value of non-hedge derivative instruments of $21,732 and $4,201 (vi) equity-based compensation of and $193 and $—, and (vii) asset impairment of $32 and $24, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: (i) equity-based compensation of $9 and $6, (ii) interest expense of $20 and $10, (iii) depreciation and amortization expense of $143 and $76 and (iv) changes in fair value of non-hedge derivative instruments of $(62) and $48, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) equity-based compensation of $15 and $15, (ii) interest expense of $30 and $20, (iii) depreciation and amortization expense of $225 and $152 and (iv) changes in fair value of non-hedge derivative instruments of $(36) and $(226), respectively.
Revenues
Total revenue decreased $0.7 million during the three months ended June 30, 2022 primarily due to a loss on butane forward purchase contracts at Repauno.
Total revenue decreased $10.8 million during the six months ended June 30, 2022 primarily due to a loss on butane forward purchase contracts at Repauno.
Expenses
Total expenses increased $0.6 million during the three months ended June 30, 2022 which reflects (i) higher operating expenses of $0.5 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $0.2 million due to additional assets placed into service at Repauno.
Total expenses increased $1.6 million during the six months ended June 30, 2022 which reflects (i) higher operating expenses of $1.2 million due to increased activity at Repauno and (ii) higher depreciation and amortization of $0.3 million due to additional assets placed into service at Repauno.
Other expense
Total other expense increased $3.9 million and $26.9 million during the three and six months ended June 30, 2022, respectively, which reflects an increase in equity method losses in unconsolidated entities primarily due to unrealized and realized losses on power swaps at Long Ridge.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.3 million and $4.5 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Transtar
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$553	$—	$553	$1,041	$—	$1,041
Rail revenues	37,507	—	37,507	71,089	—	71,089
Total revenues	38,060	—	38,060	72,130	—	72,130

Expenses
Operating expenses	19,197	—	19,197	38,260	—	38,260
Acquisition and transaction expenses	149	—	149	355	—	355
Depreciation and amortization	4,696	—	4,696	9,455	—	9,455
Total expenses	24,042	—	24,042	48,070	—	48,070

Other expense
Interest expense	(15)	—	(15)	(75)	—	(75)
Other expense	(305)	—	(305)	(665)	—	(665)
Total other expense	(320)	—	(320)	(740)	—	(740)
Income before income taxes	13,698	—	13,698	23,320	—	23,320
Provision for income taxes	1,818	—	1,818	3,333	—	3,333
Net income	11,880	—	11,880	19,987	—	19,987
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income attributable to Parent	$11,880	$—	$11,880	$19,987	$—	$19,987
The following table sets forth a reconciliation of net income attributable to Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net income attributable to Parent	$11,880	$—	$11,880	$19,987	$—	$19,987
Add: Provision for income taxes	1,818	—	1,818	3,333	—	3,333
Add: Equity-based compensation expense	268	—	268	268	—	268
Add: Acquisition and transaction expenses	149	—	149	355	—	355
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,696	—	4,696	9,455	—	9,455
Add: Interest expense	15	—	15	75	—	75
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA	$18,826	$—	$18,826	$33,473	$—	$33,473
Revenues
Total revenues were $38.1 million and $72.1 million for the three and six months ended June 30, 2022, respectively, which primarily consists of switching, interline, and ancillary rail services.

Expenses
Total expenses were $24.0 million and $48.1 million during the three and six months ended June 30, 2022, respectively. Expenses primarily consists of (i) operating expenses of $19.2 million and $38.3 million during the three and six months ended June 30, 2022, respectively, comprised mostly of compensation and benefits of $11.8 million and $23.6 million, respectively, and facility operating expense of $6.9 million and $12.1 million, respectively, and (ii) depreciation and amortization of $4.7 million and $9.5 million, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA was $18.8 million and $33.5 million during the three and six months ended June 30, 2022, respectively, primarily due to the activity noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Other revenue	$11,640	$1,474	$10,166	$12,658	$3,201	$9,457
Total revenues	11,640	1,474	10,166	12,658	3,201	9,457

Expenses
Operating expenses	11,488	1,704	9,784	13,487	3,690	9,797
General and administrative	2,498	1,631	867	4,928	3,665	1,263
Acquisition and transaction expenses	8,723	2,560	6,163	12,753	3,518	9,235
Management fees and incentive allocation to affiliate	3,065	3,817	(752)	7,226	7,415	(189)
Depreciation and amortization	508	155	353	676	309	367
Total expenses	26,282	9,867	16,415	39,070	18,597	20,473

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	(888)	2,372	(3,260)	(1,550)	377	(1,927)
Interest expense	(3)	(21)	18	(5)	(22)	17
Other income	1,043	3	1,040	1,043	3	1,040
Total other income (expense)	152	2,354	(2,202)	(512)	358	(870)
Loss before income taxes	(14,490)	(6,039)	(8,451)	(26,924)	(15,038)	(11,886)
Provision for income taxes	61	—	61	61	—	61
Net loss	(14,551)	(6,039)	(8,512)	(26,985)	(15,038)	(11,947)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(25)	—	(25)	(25)	—	(25)
Net loss attributable to Parent	$(14,526)	$(6,039)	$(8,487)	$(26,960)	$(15,038)	$(11,922)

The following table sets forth a reconciliation of net loss attributable to Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to Parent	$(14,526)	$(6,039)	$(8,487)	$(26,960)	$(15,038)	$(11,922)
Add: Provision for income taxes	61	—	61	61	—	61
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	8,723	2,560	6,163	12,753	3,518	9,235
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	508	155	353	676	309	367
Add: Interest expense	3	21	(18)	5	22	(17)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(647)	(21)	(626)	(1,335)	34	(1,369)
Less: Equity in losses (earnings) of unconsolidated entities	888	(2,372)	3,260	1,550	(377)	1,927
Less: Non-controlling share of Adjusted EBITDA (2)	(115)	—	(115)	(115)	—	(115)
Adjusted EBITDA (non-GAAP)	$(5,105)	$(5,696)	$591	$(13,365)	$(11,532)	$(1,833)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2022 and 2021: (i) net loss of $(947) and $5, (ii) interest expense of $191 and $(26), and (iii) depreciation and amortization expense of $109 and $—, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: (i) net loss of $(1,655) and $(19), (ii) interest expense of $211 and $53, and (iii) depreciation and amortization expense of $109 and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2022 and 2021: depreciation and amortization expense of $115 and $—, respectively. Includes the following items for the six months ended June 30, 2022 and 2021: depreciation and amortization expense of $115 and $—, respectively.
Revenues
Total revenues increased $10.2 million during the three months ended June 30, 2022 primarily due to an increase of $10.2 million in other revenues from the acquisition of a majority interest in and consolidation of FYX during the second quarter of 2022.
Total revenues increased $9.5 million during the six months ended June 30, 2022 primarily due to an increase of $10.2 million in other revenues from the acquisition of a majority interest in and consolidation of FYX during the second quarter of 2022.
Expenses
Comparison of the six months ended June 30, 2022 and 2021
Total expenses increased $20.5 million primarily due to higher (i) operating expenses and (ii) acquisition and transaction expenses.
Operating expenses increased $9.8 million which reflects increases of (i) cost of sales of $7.8 million and (ii) compensation and benefits of $1.4 million primarily related to the consolidation of FYX during the second quarter of 2022.
Acquisition and transaction expense increased $6.2 million primarily due to professional fees related to strategic transactions.
Comparison of the three months ended June 30, 2022 and 2021
Total expenses increased $16.4 million primarily due to higher (i) operating expenses and (ii) acquisition and transaction expenses.
Operating expenses increased $9.8 million which reflects increases of (i) cost of sales of $7.8 million and (ii) compensation and benefits of $1.4 million primarily related to the consolidation of FYX during the second quarter of 2022.
Acquisition and transaction expense increased $9.2 million primarily due to professional fees related to strategic transactions.
Other expense
Total other expense decreased $2.2 million and $0.9 million during the three and six months ended June 30, 2022, respectively, primarily due to an increase of $3.3 million and $1.9 million in equity in losses of unconsolidated entities during the three and six months ended June 30, 2022, respectively.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.6 million and $1.8 million during the three and six months ended June 30, 2022, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.
Our principal uses of liquidity have been and continue to be (i) acquisitions of transportation infrastructure and equipment,(ii) expenses associated with our operating activities, and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $120.5 million and $73.7 million during the six months ended June 30, 2022 and 2021, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) revenues from our infrastructure business net of operating expenses, (ii) proceeds from borrowings and (iii) proceeds from asset sales.
•Cash flows used in operating activities were $55.4 million and $57.8 million during the six months ended June 30, 2022 and 2021, respectively.
•During the six months ended June 30, 2022, additional borrowings were obtained in connection with the EB-5 Loan Agreement of $9.5 million. We did not make any principal repayments of debt during the six months ended June 30, 2022. During the six months ended June 30, 2021, additional borrowings were obtained in connection with the EB-5 Loan Agreement of $21.6 million.
•Proceeds from the sale of assets were $4.3 million and $0.0 million during the six months ended June 30, 2022 and 2021, respectively.
We are currently evaluating several potential Infrastructure transactions and related financings, which could occur within the next 12 months. None of these transactions or negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the six months ended June 30, 2022 and 2021
The following table compares the historical cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash used in operating activities	$(55,390)	$(57,780)
Net cash used in investing activities	(121,176)	(73,667)
Net cash provided by financing activities	121,131	146,364
Net cash used in operating activities decreased $2.4 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash used in operating activities including equity in losses of unconsolidated entities of $28.6 million and (ii) changes in working capital of $7.2 million, partially offset by (iii) an increase in our net loss of $41.9 million.
Net cash used in investing activities increased $47.5 million, primarily due to an increase in acquisitions of property, plant and equipment of $39.9 million.
Net cash provided by financing activities decreased $25.2 million, primarily due to (i) a decrease in contributions from Parent of $10.2 million, and (iii) a decrease in proceeds from debt of $16.7 million.
We use Funds Available for Distribution (“FAD”) in evaluating our ability to meet our stated dividend policy. FAD is not a financial measure in accordance with U.S. GAAP. The U.S. GAAP measure most directly comparable to FAD is net cash provided by operating activities. We believe FAD is a useful metric for investors and analysts for similar purposes.

We define FAD as: net cash provided by operating activities, proceeds from sale of assets, and return of capital distributions from unconsolidated entities, less required payments on debt obligations and capital distributions to non-controlling interest, and excludes changes in working capital. The following table sets forth a reconciliation of Net Cash (Used in) Provided by Operating Activities to FAD:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net Cash Used in Operating Activities	$(55,390)	$(57,780)
Add: Principal Collections on Finance Leases	—	—
Add: Proceeds from Sale of Assets	4,304	—
Add: Return of Capital Distributions from Unconsolidated Entities	—	—
Less: Required Payments on Debt Obligations (1)	—	—
Less: Capital Distributions to Non-Controlling Interest	—	—
Exclude: Changes in Working Capital	43,388	36,237
Funds Available for Distribution (FAD)	$(7,698)	$(21,543)
Limitations
FAD is subject to a number of limitations and assumptions and there can be no assurance that we will generate FAD sufficient to meet our intended dividends. FAD has material limitations as a liquidity measure because such measure excludes items that are required elements of our net cash provided by operating activities as described below. FAD should not be considered in isolation nor as a substitute for analysis of our results of operations under U.S. GAAP, and it is not the only metric that should be considered in evaluating our ability to meet our stated dividend policy. Specifically:
•FAD does not include equity capital called from our existing limited partners, proceeds from any debt issuance or future equity offering, historical cash and cash equivalents and expected investments in our operations.
•FAD does not give pro forma effect to prior acquisitions, certain of which cannot be quantified.
•While FAD reflects the cash inflows from sale of certain assets, FAD does not reflect the cash outflows to acquire assets as we rely on alternative sources of liquidity to fund such purchases.
•FAD does not reflect expenditures related to capital expenditures, acquisitions and other investments as we have multiple sources of liquidity and intend to fund these expenditures with future incurrences of indebtedness, additional capital contributions and/or future issuances of equity.
•FAD does not reflect any maintenance capital expenditures necessary to maintain the same level of cash generation from our capital investments.
•FAD does not reflect changes in working capital balances as management believes that changes in working capital are primarily driven by short term timing differences, which are not meaningful to our distribution decisions.
•Management has significant discretion to make distributions, and we are not bound by any contractual provision that requires us to use cash for distributions.
If such factors were included in FAD, there can be no assurance that the results would be consistent with our presentation of FAD.
Debt Obligations
Refer to Note 8 of the Combined Consolidated Financial Statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2022, we had outstanding principal and interest payment obligations of $0.7 billion and $0.3 billion, respectively, of which, $— and $29.6 million, respectively, are due in the next twelve months. See Note 8 to the Combined Consolidated Financial Statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2022, we had outstanding operating and finance lease obligations of $172.9 million, of which $6.0 million is due in the next twelve months.
Other Obligations—As of June 30, 2022, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $9.2 million in marketing fees in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we intend to pay quarterly cash dividends on our common and preferred stock, which are subject to change at the discretion of our Board of Directors.
We expect to meet our future short-term liquidity requirements through cash on hand, unused borrowing capacity or future financings and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required.
Critical Accounting Estimates and Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, and FYX. The carrying amount of goodwill was approximately $262.8 million and $257.1 million as of June 30, 2022 and December 31, 2021, respectively.
We review the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment review is conducted as of October 1 of each year. Additionally, we review the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a goodwill impairment test is performed to identify potential goodwill impairment and measure an impairment loss. A qualitative analysis was not elected for the year ended December 31, 2021.
A goodwill impairment assessment compares the fair value of the respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent that the carrying value of the reporting unit exceeds its fair value.
We estimate the fair value of the Jefferson and Transtar reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. Due to the acquisition of Transtar in 2021, the estimated fair value of that reporting unit approximates the book value. The Jefferson reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20%. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 31, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA in future years. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 and 2021 negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we have seen the activity starting to normalize and are expected to ramp back to pre-pandemic levels during 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases. Also, as our pipeline connections became fully operational during 2021, we remain positive for the outlook of Jefferson Terminal's earnings potential.
There was no impairment of goodwill for the year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 2 to our Combined Consolidated Financial Statements for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.
Interest Rate Risk
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government’s monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposure relates to our term loan arrangements.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. The ICE Benchmark Administration ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021 and intends to cease publishing the remaining USD LIBOR settings after June 30, 2023. We are monitoring related reform proposals and evaluating the related risks and, as a result of LIBOR’s phase out, amended our revolving credit facility to incorporate SOFR as the successor rate to LIBOR; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR, SOFR or other benchmark indices could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
Our borrowing agreements generally require payments based on a variable interest rate index, such as SOFR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives, if any. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of June 30, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.3 million or a decrease of approximately $0.3 million in interest expense over the next 12 months.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the period covered by this report.
Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are and may become involved in legal proceedings, including but not limited to regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our business, financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on our financial results.
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our capital structure, risks related to our Manager, risks related to the separation and risks related to our common stock. However, these categories do overlap and should not be considered exclusive. References to “the Company” within these Risk Factors may refer to FTAI Infrastructure LLC, FTAI Infrastructure Inc. and/or the infrastructure business of FTAI before giving effect to the spin-off.
Risks Related to Our Business
We have no operating history as an independent company and may not be able to successfully operate our business strategy, generate sufficient revenue to make or sustain distributions to our stockholders or meet our contractual commitments.
We have no experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies as described in this report. The timing, terms, price and form of consideration that we pay in future transactions may vary meaningfully from prior transactions.
Once we commence operations as an independent company, there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, the financial markets and economic conditions.
The historical financial information included in this report may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.
We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report, which has been derived from FTAI’s historical financial statements. Therefore, the financial information in this report does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from FTAI. This is primarily a result of the following factors:
•the financial results in this report do not reflect all of the expenses we will incur as a public company;
•the working capital requirements and capital for general corporate purposes for our assets were satisfied prior to the spin-off as part of FTAI’s corporate-wide cash management policies. FTAI is not required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and
•our cost structure, management, financing and business operations will be significantly different as a result of operating as an independent public company. These changes result in increased costs, including, but not limited to, fees paid to our Manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on Nasdaq.
A pandemic, including COVID-19, could have an adverse impact on our business, financial condition, and results of operations.
In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the ongoing COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to mitigate the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The COVID-19 outbreak continues to be dynamic and evolving, including a resurgence of COVID-19 cases in certain geographies, and its ultimate scope, duration, effects and the availability of vaccines remain uncertain.

The ongoing COVID-19 pandemic has adversely affected our Jefferson Terminal business in several material ways since 2020. In particular, although difficult to quantify the impact, the pandemic adversely affected macro trends in refinery utilization rates in the United States and the global consumption of petroleum and liquid fuels in 2020 and part of 2021, which adversely affected our revenue potential at our Jefferson Terminal business. In addition, we were unable to complete anticipated new customer contracts and certain of our existing customers did not increase volumes as anticipated which also adversely affected our revenue potential for those periods.
We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic have included, or may in the future include, among others:
•deterioration of worldwide, regional or national economic conditions and activity, which could adversely affect demand for our services;
•disruptions to our operations as a result of the potential health impact, such as the availability and efficacy of vaccines, on our employees and crew, and on the workforces of our customers and business partners;
•disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions, increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly traded securities of us, our peers and of listed companies generally; and
•potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
As COVID-19 continues to evolve, the extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. We continue to monitor the pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, limit our ability to obtain additional capital to finance new investments or refinance existing debt, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Excess supply in oil and gas markets can put significant downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
The industries in which we operate have experienced periods of oversupply during which asset values have declined, particularly during the most recent economic downturn, and any future oversupply could materially adversely affect our results of operations and cash flows.
The oversupply of a specific asset is likely to depress the value of our assets and result in decreased utilization of our assets, and the industries in which we operate have experienced periods of oversupply during which asset values have declined, particularly during the most recent economic downturn. Factors that could lead to such oversupply include, without limitation:
•general demand for the type of assets that we purchase;
•general macroeconomic conditions, including market prices for commodities that our assets may serve;
•geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•outbreaks of communicable diseases and natural disasters;
•governmental regulation;
•interest rates;

•the availability of credit;
•restructurings and bankruptcies of companies in the industries in which we operate, including our customers;
•manufacturer production levels and technological innovation;
•manufacturers merging or exiting the industry or ceasing to produce certain asset types;
•retirement and obsolescence of the assets that we own;
•increases in supply levels of assets in the market due to the sale or merging of our customers; and
•reintroduction of previously unused or dormant assets into the industries in which we operate.
These and other related factors are generally outside of our control and could lead to persistence of, or increase in, the oversupply of the types of assets that we acquire or decreased utilization of our assets, either of which could materially adversely affect our results of operations and cash flows.
There can be no assurance that any target returns will be achieved.
Our target returns for assets are targets only and are not forecasts of future profits. We develop target returns based on our Manager’s assessment of appropriate expectations for returns on assets and the ability of our Manager to enhance the return generated by those assets through active management. There can be no assurance that these assessments and expectations will be achieved and failure to achieve any or all of them may materially adversely impact our ability to achieve any target return with respect to any or all of our assets.
In addition, our target returns are based on estimates and assumptions regarding a number of other factors, including, without limitation, holding periods, the absence of material adverse events affecting specific investments (which could include, without limitation, natural disasters, terrorism, social unrest or civil disturbances), general and local economic and market conditions, changes in law, taxation, regulation or governmental policies and changes in the political approach to infrastructure investment, either generally or in specific countries in which we may invest or seek to invest. Many of these factors, as well as the other risks described elsewhere in this report, are beyond our control and all could adversely affect our ability to achieve a target return with respect to an asset. Further, target returns are targets for the return generated by specific assets and not by us. Numerous factors could prevent us from achieving similar returns, notwithstanding the performance of individual assets, including, without limitation, taxation and fees payable by us or our operating subsidiaries, including fees and incentive allocation payable to our Manager.
There can be no assurance that the returns generated by any of our assets will meet our target returns, or any other level of return, or that we will achieve or successfully implement our asset acquisition objectives, and failure to achieve the target return in respect of any of our assets could, among other things, have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Further, even if the returns generated by individual assets meet target returns, there can be no assurance that the returns generated by other existing or future assets would do so, and the historical performance of the assets in our existing portfolio should not be considered as indicative of future results with respect to any assets.
Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.
The success of our business depends in large part on the success of the operators in the sectors in which we participate. Cash flows from our assets are substantially impacted by our ability to collect compensation and other amounts to be paid in respect of such assets from the customers with whom we enter into contractual arrangements. Inherent in the nature of the arrangements for the use of such assets is the risk that we may not receive, or may experience delay in realizing, such amounts to be paid. While we target the entry into contracts with credit-worthy counterparties, no assurance can be given that such counterparties will perform their obligations during the term of the contractual arrangement. In addition, when counterparties default, we may fail to recover all of our assets, and the assets we do recover may be returned in damaged condition or to locations where we will not be able to efficiently use or sell them.
If we acquire a high concentration of a particular type of asset, or concentrate our investments in a particular sector, our business, prospects, financial condition, results of operations and cash flows could be adversely affected by changes in market demand or problems specific to that asset or sector.
If we acquire a high concentration of a particular asset, or concentrate our investments in a particular sector, our business and financial results could be adversely affected by sector-specific or asset-specific factors. Furthermore, as a result of the spin-off transaction, our assets are focused on infrastructure and we do not have any interest in FTAI’s aviation assets, which limits the diversity of our portfolio. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We may not generate a sufficient amount of cash or generate sufficient free cash flow to fund our operations or repay our indebtedness.

Our ability to make payments on our indebtedness as required depends on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient free cash flow to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
We operate in highly competitive markets.
The business of acquiring infrastructure assets is highly competitive. Market competition for opportunities includes traditional infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds and other private investors, including Fortress-related entities. Some of these competitors may have access to greater amounts of capital and/or to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have certain advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Strong competition for investment opportunities could result in fewer such opportunities for us, as certain of these competitors have established and are establishing investment vehicles that target the same types of assets that we intend to purchase.
In addition, some of our competitors may have longer operating histories, greater financial resources and lower costs of capital than us, and consequently, may be able to compete more effectively in one or more of our target markets. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
The values of our assets may fluctuate due to various factors.
The fair market values of our assets may decrease or increase depending on a number of factors, including general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to develop, operate, or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our Combined Consolidated Statements of Operations and such charge could be material.
We may acquire operating businesses, including businesses whose operations are not fully matured and stabilized. These businesses may be subject to significant operating and development risks, including increased competition, cost overruns and delays, and difficulties in obtaining approvals or financing. These factors could materially affect our business, financial condition, liquidity and results of operations.
We will receive in the spin-off, and may in the future acquire, operating businesses, including businesses whose operations are not fully matured and stabilized (including, but not limited to, our businesses within the Jefferson Terminal, Ports and Terminals and Transtar segments). While our Manager has deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:
•competition from market participants;
•general economic and/or industry trends, including pricing for the products or services offered by our operating businesses;
•the issuance and/or continued availability of necessary permits, licenses, approvals and agreements from governmental agencies and third parties as are required to construct and operate such businesses;
•changes or deficiencies in the design or construction of development projects;
•unforeseen engineering, environmental or geological problems;
•potential increases in construction and operating costs due to changes in the cost and availability of fuel, power, materials and supplies;
•the availability and cost of skilled labor and equipment;

•our ability to enter into additional satisfactory agreements with contractors and to maintain good relationships with these contractors in order to construct development projects within our expected cost parameters and time frame, and the ability of those contractors to perform their obligations under the contracts and to maintain their creditworthiness;
•potential liability for injury or casualty losses which are not covered by insurance;
•potential opposition from non-governmental organizations, environmental groups, local or other groups which may delay or prevent development activities;
•local and economic conditions;
•recent geopolitical events;
•changes in legal requirements; and
•force majeure events, including catastrophes and adverse weather conditions.
Any of these factors could materially affect our business, financial condition, liquidity and results of operations.
Our use of joint ventures or partnerships, and our Manager’s outsourcing of certain functions, may present unforeseen obstacles or costs.
We will receive in the spin-off, and may in the future acquire, interests in certain assets in cooperation with third-party partners or co-investors through jointly owned acquisition vehicles, joint ventures or other structures. In these co-investment situations, our ability to control the management of such assets depends upon the nature and terms of the joint arrangements with such partners and our relative ownership stake in the asset, each of which will be determined by negotiation at the time of the investment and the determination of which is subject to the discretion of our Manager. Depending on our Manager’s perception of the relative risks and rewards of a particular asset, our Manager may elect to acquire interests in structures that afford relatively little or no operational and/or management control to us. Such arrangements present risks not present with wholly owned assets, such as the possibility that a co-investor becomes bankrupt, develops business interests or goals that conflict with our interests and goals in respect of the assets, all of which could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
In addition, our Manager expects to utilize third-party contractors to perform services and functions related to the operation of our assets. These functions may include billing, collections, recovery and asset monitoring. Because we and our Manager do not directly control these third parties, there can be no assurance that the services they provide will be delivered at a level commensurate with our expectations, or at all. The failure of any such third-party contractors to perform in accordance with our expectations could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
We are subject to the risks and costs of obsolescence of our assets.
Technological and other improvements expose us to the risk that certain of our assets may become technologically or commercially obsolete. If we are not able to acquire new technology or are unable to implement new technology, we may suffer a competitive disadvantage. For example, as the freight transportation markets we serve continue to evolve and become more efficient, the use of certain locomotives or railcars may decline in favor of other more economic modes of transportation. If the technology we use in our lines of business is superseded, or the cost of replacing our locomotives or railcars is expensive and requires additional capital, we could experience significant cost increases and reduced availability of the assets and equipment that are necessary for our operations. Any of these risks may adversely affect our ability to sell our assets on favorable terms, if at all, which could materially adversely affect our operating results and growth prospects.
The North American rail sector is a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our operational costs of doing business, thereby adversely affecting our profitability.
The rail sector is subject to extensive laws, regulations and other requirements, including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. federal agencies including the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. Department of Transportation (the “DOT”), the Occupational Safety and Health Act (the “OSHA”), the U.S. Federal Railroad Administration (the “FRA”), and the U.S. Surface Transportation Board (the “STB”), as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
We believe that our rail operations are in substantial compliance with applicable laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change and varying interpretation by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. In addition, from time to time we are subject to inspections and investigations by various regulators. Violation of environmental or other laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.

Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, more recently proposed bills such as the “Rail Shipper Fairness Act of 2017,” or competitive access proposals under consideration by the STB, if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.
Under various U.S. federal, state, provincial and local environmental requirements, as the owner or operator of terminals or other facilities, we may be liable for the costs of removal or remediation of contamination at or from our existing locations, whether we knew of, or were responsible for, the presence of such contamination. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
A discharge of hydrocarbons or hazardous substances into the environment associated with operating our rail assets could subject us to substantial expense, including the cost to recover the materials spilled, restore the affected natural resources, pay fines and penalties, and natural resource damages and claims made by employees, neighboring landowners, government authorities and other third parties, including for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our facilities or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address any such releases promptly, the liabilities incurred due to any future releases into the environment from our assets, have the potential to substantially affect our business. Such events could also subject us to media and public scrutiny that could have a negative effect on our operations and also on the value of our common stock.
Our business could be adversely affected if service on the railroads is interrupted or if more stringent regulations are adopted regarding railcar design or the transportation of crude oil by rail.
As a result of hydraulic fracturing and other improvements in extraction technologies, there has been a substantial increase in the volume of crude oil and liquid hydrocarbons produced and transported in North America, and a geographic shift in that production versus historical production. The increase in volume and shift in geography has resulted in increased pipeline congestion and a corresponding growth in crude oil being transported by rail from Canada and across the U.S. High-profile accidents involving crude-oil-carrying trains in Quebec, North Dakota and Virginia, and more recently in Saskatchewan, West Virginia and Illinois, have raised concerns about derailments and the environmental and safety risks associated with crude oil transport by rail and the associated risks arising from railcar design. In Canada, the transport of hazardous products is receiving greater scrutiny which could impact our customers and our business.
In May 2015, the DOT issued new production standards and operational controls for rail tank cars used in “High-Hazard Flammable Trains” (i.e., trains carrying commodities such as ethanol, crude oil and other flammable liquids). Similar standards have been adopted in Canada. The new standard applies for all cars manufactured after October 1, 2015, and existing tank cars must be retrofitted within the next three to eight years. The applicable operational controls include reduced speed restrictions, and maximum lengths on trains carrying these materials. Retrofitting our tank cars will be required under these new standards to the extent we elect to move certain flammable liquids in the future. While we may be able to pass some of these costs on to our customers, there may be costs that we cannot pass on to them. We continue to monitor the railcar regulatory landscape and remain in close contact with railcar suppliers and other industry stakeholders to stay informed of railcar regulation rulemaking developments. It is unclear how these regulations will impact the crude-by-rail industry, and any such impact would depend on a number of factors that are outside of our control. If, for example, overall volume of crude-by-rail decreases, or if we do not have access to a sufficient number of compliant cars to transport required volumes under our existing contracts, our operations may be negatively affected. This may lead to a decrease in revenues and other consequences.
The adoption of additional federal, state, provincial or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of railcars, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts or bottlenecks, could adversely impact our customers’ ability to move their product and, as a result, could affect our business.
We could be negatively impacted by environmental, social, and governance (“ESG”) and sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. We have announced, and may in the future announce, sustainability-focused investments, partnerships and other initiatives and goals. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.

In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. Moreover, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In this regard, the criteria by which our ESG practices and disclosures are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. The increasing attention to corporate ESG initiatives could also result in increased investigations and litigation or threats thereof. If we are unable to satisfy such new criteria, investors may conclude that our ESG and sustainability practices are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
We transport hazardous materials.
We transport certain hazardous materials and other materials, including crude oil, ethanol, and toxic inhalation hazard (“TIH”) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, U.S. laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. In addition, insurance premiums charged for, or the self-insured retention associated with, some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these materials. A rail accident or other incident or accident on our network, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of our insurance coverage for these risks, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
We may be affected by fluctuating prices for fuel and energy.
Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including the production and processing of crude oil, natural gas, and coal; fuel prices; and, fuel surcharges. Particularly in our rail business, fuel costs constitute a significant portion of our expenses. Diesel fuel prices and availability can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability; in fact, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through fuel surcharges at all, as future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges.
International, political, and economic factors, events and conditions, including recent geopolitical events, may affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
Because we depend on Class I railroads for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In addition, Class I carriers also traditionally have been significant sources of business for us, and may be future sources of potential acquisition candidates as they divest branch lines. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships, including operational or relationship changes, could have a material adverse effect on our results of operations. The overall impact of any such decision would depend on which Class I carrier is involved, the routes and freight movements affected, as well as the nature of any changes.
Transtar faces competition from other railroads and other transportation providers.

Transtar faces competition from other railroads, motor carriers, ships, barges, and pipelines. We operate in some corridors served by other railroads and motor carriers. In addition to price competition, we face competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure. Additionally, we must build or acquire and maintain our rail system, while trucks, barges, and maritime operators are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our rail services, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.
Our assets are exposed to unplanned interruptions caused by events outside of our control which may disrupt our business and cause damage or losses that may not be adequately covered by insurance.
The operations of infrastructure projects are exposed to unplanned interruptions caused by breakdown or failure of equipment or plants, aging infrastructure, employee error or contractor or subcontractor failure, problems that delay or increase the cost of returning facilities to service after outages, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, derailments, power outages, pipeline or electricity line ruptures and catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. We have in the past experienced power outages at plants which disrupted their operations and negatively impacted our revenues. We cannot assure you that similar events may not occur in the future. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events no assurance can be given that the occurrence of any such event will not materially adversely affect us.
We are actively evaluating potential acquisitions of assets and operating companies in other infrastructure sectors which could result in additional risks and uncertainties for our business and unexpected regulatory compliance costs.
While our existing portfolio consists of assets in the energy, port and rail sectors, we are actively evaluating potential acquisitions of assets and operating companies in other infrastructure sectors and we plan to be flexible as other attractive opportunities arise over time. To the extent we make acquisitions in other sectors, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. Many types of infrastructure assets, including certain rail and seaport assets, are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such assets are to be used outside of the United States. Failing to register the assets, or losing such registration, could result in substantial penalties, forced liquidation of the assets and/or the inability to operate and, if applicable, lease the assets. We may need to incur significant costs to comply with the laws and regulations applicable to any such new acquisition. The failure to comply with these laws and regulations could cause us to incur significant costs, fines or penalties or require the assets to be removed from service for a period of time resulting in reduced income from these assets. In addition, if our acquisitions in other sectors produce insufficient revenues, or produce investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed.
Restrictive covenants in our debt agreements and the certificate of designations for our Series A Preferred Stock may adversely affect us.
The instruments governing our outstanding debt contain, and the certificate of designations for our Series A Preferred Stock and the indenture governing the Notes will contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
•incur indebtedness;
•issue equity interests of the Company ranking pari passu with, or senior in priority to, the Series A Preferred Stock;
•issue equity interests of any subsidiary of the Company;
•amend or repeal the certificate of incorporation or bylaws in a manner that is adverse to the holders of the Series A Preferred Stock;
•pay dividends or make other distributions;
•repurchase or redeem capital stock or subordinated indebtedness and make investments;

•create liens;
•incur dividend or other payment restrictions affecting the Company and certain of its subsidiaries;
•transfer or sell assets, including capital stock of subsidiaries;
•merge or consolidate with other entities or transfer all or substantially all of the Company’s assets;
•take actions to cause the Company to cease to be treated as a domestic C corporation for U.S. tax purposes;
•consummate a change of control without concurrently redeeming our shares of Series A Preferred Stock;
•amend, terminate or permit the assignment or subcontract of, or the transfer of any rights or obligations under, the Management Agreement, in order to alter the (i) scope of services in any material respect, (ii) the compensation, fee payment or other economic terms relating to the Management Agreement, or (iii) the scope of matters expressly required to be approved by the Independent Directors (as such term is defined in the Management Agreement) pursuant to the Management Agreement;
•engage in certain intercompany transactions;
•engage in certain prohibited business activities; and
•enter into transactions with affiliates.
While these covenants are subject to a number of important exceptions and qualifications, such restrictive covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. Events beyond our control, including the effects of COVID-19, can affect our ability to comply with these covenants. If an event of default occurs, we cannot assure you that we would have sufficient assets to repay all of our obligations.
In addition, certain other debt instruments (including the Series 2020 Bonds, Series 2021 Bonds, the EB-5 Loan Agreements and the Repauno Revolver) include restrictive covenants that may materially limit our ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022.
Terrorist attacks could negatively impact our operations and our profitability and may expose us to liability and reputational damage.
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war, including recent geopolitical events, could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact locations where our trains and containers travel or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations.
Our inability to obtain sufficient capital would constrain our ability to grow our portfolio and to increase our revenues.
Our business is capital intensive, and we have used and may continue to employ leverage to finance our operations. Accordingly, our ability to successfully execute our business strategy and maintain our operations depends on the availability and cost of debt and equity capital. Additionally, our ability to borrow against our assets is dependent, in part, on the appraised value of such assets. If the appraised value of such assets declines, we may be required to reduce the principal outstanding under our debt facilities or otherwise be unable to incur new borrowings.
We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our credit facilities, could result in increased funding costs and would limit our ability to:
•meet the terms and maturities of our existing and future debt facilities;
•purchase new assets or refinance existing assets;
•fund our working capital needs and maintain adequate liquidity; and
•finance other growth initiatives.
In addition, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As such, certain forms of financing such as finance leases may not be available to us. Please see “—If we are deemed an investment company under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.”
The effects of various environmental regulations may negatively affect the industries in which we operate which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels and greenhouse gas emissions. Under some environmental laws in the United States, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our results of operations and financial condition. In addition, a variety of new legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to greenhouse gas emissions and climate change. While there has historically been a lack of consistent climate change legislation, as climate change concerns continue to grow, further legislation and regulations are expected to continue in areas such as greenhouse gas emissions control, emission disclosure requirements and building codes or other infrastructure requirements that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on infrastructure development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or development requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could result in reduced profits and adversely affect our results of operations. While we typically maintain liability insurance coverage, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance, which would negatively impact our cash flows and results of operations.
Our Repauno site and Long Ridge property are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
Our Repauno site is subject to ongoing environmental investigation and remediation by the former owner that sold Repauno to FTAI (the “Repauno Seller”) related to historic industrial operations. The Repauno Seller is responsible for completion of this work, and we benefit from a related indemnity and insurance policy. If the Repauno Seller fails to fulfill its investigation and remediation, or indemnity obligations and the related insurance, which are subject to limits and conditions, fail to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such areas of the property. Therefore, any delay in the Repauno Seller’s completion of the environmental work or receipt of related approvals in an area of the property could delay our redevelopment activities. In addition, once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.
In connection with FTAI’s acquisition of Long Ridge, the former owner that sold FTAI the property (the “Long Ridge Seller”) is obligated to perform certain post-closing demolition activities, remove specified containers, equipment and structures and conduct investigation, removal, cleanup and decontamination related thereto. The Long Ridge Seller is responsible for ongoing environmental remediation related to historic industrial operations on and off Long Ridge. In addition, Long Ridge is located adjacent to the former Ormet Corporation Superfund site (the “Ormet site”), which is owned and operated by the Long Ridge Seller. Pursuant to an order with the U.S. EPA, the Long Ridge Seller is obligated to pump groundwater that has been impacted by the adjacent Ormet site beneath our site and discharge it to the Ohio River and monitor the groundwater annually. Long Ridge is also subject to an environmental covenant related to the adjacent Ormet site that, inter alia, restricts the use of groundwater beneath our site and requires U.S. EPA consent for activities on Long Ridge that could disrupt the groundwater monitoring or pumping. The Long Ridge Seller is contractually obligated to complete its regulatory obligations on Long Ridge and we benefit from a related indemnity and insurance policy. If the Long Ridge Seller fails to fulfill its demolition, removal, investigation, remediation, monitoring, or indemnity obligations, and if the related insurance, which is subject to limits and conditions, fails to cover our costs, we could incur losses. Redevelopment of the property in those areas undergoing investigation and remediation pursuant to the Ohio EPA order must await state environmental agency confirmation that no further investigation or remediation is required before redevelopment activities can occur in such area of the property. Therefore, any delay in the Long Ridge Seller’s completion of the environmental work or receipt of related approvals or consents from Ohio EPA or U.S. EPA could delay our redevelopment activities.
In addition, a portion of Long Ridge was recently redeveloped as a combined cycle gas-fired electric generating facility, and other portions will likely be redeveloped in the future. Although we have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay further redevelopment projects, impacted materials could be encountered that require special handling and/or result in delays to those projects. Any additional projects may require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.

Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation. If we are not able to transform Repauno or Long Ridge into hubs for industrial and energy development in a timely manner, their future prospects could be materially and adversely affected, which may have a material adverse effect on our business, operating results and financial condition.
A cyberattack that bypasses our information technology (“IT”) security systems or the IT security systems of our third-party providers, causing an IT security breach, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information. We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks.
If we are deemed an “investment company” under the Investment Company Act, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by entities which are at least 50% owned that are not themselves investment companies and are not relying on the exception from the definition of investment company for certain privately offered investment vehicles set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
The Investment Company Act may limit our and our subsidiaries’ ability to enter into financing leases and engage in other types of financial activity because less than 40% of the value of our and our subsidiaries’ total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis can consist of “investment securities.”
If we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation that would significantly change our operations, and we would not be able to conduct our business as described in this report. We have not obtained a formal determination from the SEC as to our status under the Investment Company Act and, consequently, any violation of the Investment Company Act would subject us to material adverse consequences.
We have material customer concentration with respect to the Jefferson Terminal and Transtar businesses, with a limited number of customers accounting for a material portion of our revenues.
We earned approximately 11%, 10%, 33%, and 26% of our revenue from one customer in the Jefferson Terminal segment during the three and six months ended June 30, 2022 and 2021, respectively, and 54% and 61% from one customer in the Transtar segment during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, accounts receivable from three customers from the Jefferson Terminal, Ports and Terminals, and Transtar segments represented 59% of total accounts receivable, net. As of December 31, 2021, accounts receivable from two customers from the Jefferson Terminal and Transtar segments represented 48% of total accounts receivable, net.
There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.
FTAI’s recent acquisition of Transtar may not achieve its intended results and we may be unable to successfully integrate the operations of Transtar.

On July 28, 2021, FTAI completed the previously announced acquisition of 100% of the equity interests of Transtar (the “Transtar Acquisition”), a wholly owned short-line railroad subsidiary of United States Steel Corporation (the “Seller”). Transtar is comprised of five short-line freight railroads and one switching company, including two that connect to Seller’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama (switching company); Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. Transtar will be our asset following the completion of the spin-off transaction.
As a result, we are subject to certain risks relating to the Transtar Acquisition, which could have a material adverse effect on our business, results of operations and financial condition, some of which may be exacerbated by the spin-off transaction. Such risks may include, but are not limited to:
•failure to successfully integrate Transtar in a manner that permits us to realize the anticipated benefits of the acquisition;
•difficulties and delays integrating Transtar’s personnel, operations and systems and retaining key employees, including as a result of the spin-off transaction;
•higher than anticipated costs incurred in connection with the integration of the business and operations of Transtar, including as a result of the spin-off transaction;
•challenges in operating and managing rail lines across geographically disparate regions;
•disruptions to our ongoing business and diversions of our management’s attention caused by transition or integration activities involving Transtar, including as a result of the spin-off transaction;
•challenges with implementing adequate and appropriate controls, procedures and policies in Transtar’s business, including as a result of the spin-off transaction;
•Transtar’s dependence on the Seller as its primary customer;
•difficulties expanding our customer base;
•difficulties arising from Transtar’s dependence on the Seller to provide a variety of necessary transition services to Transtar and any failure by the Seller to adequately provide such services;
•assumption of pre-existing contractual relationships of Transtar that we may not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; and
•any potential litigation arising from the transaction.
The successful integration of a new business also depends on our ability to manage the new business, realize forecasted synergies and full value from the combined business. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate Transtar.
Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.
We may be party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Capital Structure
The terms of our Series A Preferred Stock have provisions that could result in the holders of the Series A Preferred Stock having the ability to elect a majority of our board of directors in the case of an Event of Noncompliance, including our failure to pay amounts due upon redemption of Series A Preferred Stock.
The terms of our Series A Preferred Stock include certain events of noncompliance, including among other things, (i) failure to redeem such shares when we are required to do so, (ii) failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date, (iii) an event where any shares of Series A Preferred Stock remaining outstanding on the eighth anniversary of the issuance date, (iv) failure to have a board of directors comprised of a majority of independent directors at any time on or after December 31, 2022 (subject to the specified cure period), (v) any breach of a material term in the certificate of designations for our Series A Preferred Stock, (vi) certain debt acceleration events, (vii) certain bankruptcy events and (viii) a breach of a restrictive covenant set forth in the certificate of designations for our Series A Preferred Stock (each, an “Event of Noncompliance”). If the Company fails to cure an Event of Noncompliance (to the extent curable), (i) the size of our board of directors will automatically increase to a number sufficient to constitute a majority of the board of directors, (ii) the majority of the holders of the Series A Preferred Stock will have the right to designate and elect a majority of the members of our board of directors, and (iii) other than with respect to the election of directors, the shares of Series A Preferred Stock will vote with our common stock as a single class (with the number of votes per share determined in accordance with the certificate of designations for our Series A Preferred Stock). Such remedies could have a material adverse effect on the Company’s financial condition.
The failure of the Company to pay required dividends on its Series A Preferred Stock following the second anniversary of the issuance date may have a material adverse effect on the Company’s financial condition.
Following the second anniversary of the issuance date, the Company is required to pay cash dividends equal to the cash dividend rate. The cash dividend rate will be equal to 14.0% per annum subject to increase in accordance with the terms of the Series A Preferred Stock. Specifically, the rate will be increased by 2.0% per annum for any periods during the first two years following closing where the dividend is not paid in cash. Prior to the second anniversary of the issuance date of the Series A Preferred Stock, such dividends will automatically accrue and accumulate on each share of Series A Preferred Stock, whether or not declared and paid, or they may be paid in cash at FTAI Infrastructure’s discretion. Further, after the second anniversary of the issuance date, if the Company fails to pay such cash dividends when required to do so, the dividend rate would be equal to 18.0% per annum, subject to increase as described below, until all such dividends are paid in cash. Our failure to pay such dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date would result in an Event of Noncompliance. If we are unable to cure an Event of Noncompliance (to the extent curable), (i) the size of our board of directors will automatically increase to a number sufficient to constitute a majority of the board of directors, (ii) the majority of the holders of the Series A Preferred Stock will have the right to designate and elect a majority of the members of our board of directors, and (iii) other than with respect to the election of directors, the shares of Series A Preferred Stock will vote with our common stock as a single class (with the number of votes per share determined in accordance with the certificate of designations for our Series A Preferred Stock). Such remedies could have a material adverse effect on the Company’s financial condition.
Risks Related to Our Manager
We are dependent on our Manager and other key personnel at Fortress and may not find suitable replacements if our Manager terminates the Management Agreement or if other key personnel depart.
Our officers and other individuals who perform services for us (other than Jefferson Terminal, Repauno, Long Ridge, Transtar, Aleon and Gladieux, KRS, Clean Planet USA, FYX, CarbonFree and Containers employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is a principal, Co-Chief Executive Officer and a member of the board of directors of Fortress, an affiliate of our Manager, and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On December 27, 2017, SoftBank completed its acquisition of Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Seacastle Inc. and Florida East Coast Industries, LLC (“FECI”)—invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. For example, we have some of the same directors and officers as Seacastle Inc. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including Seacastle Inc. and FECI, for certain target assets. From time to time, entities affiliated with or managed by our

Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We will receive in the spin-off assets previously purchased by FTAI, and we may in the future purchase assets, from these funds, and FTAI has previously co-invested and we may in the future co-invest with these funds in infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional infrastructure related management and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation will provide that if any of the Fortress Parties or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Parties or their affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if any of the Fortress Parties, or their respective affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including FTAI, Seacastle Inc. and FECI, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors will adopt a policy regarding the approval of any “related party transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
The structure of our Manager’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager a management fee that is based on different measures of performance. Consequently, there may be conflicts in the incentives of our Manager to generate attractive risk-adjusted returns for us. Investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential. This could result in increased risk to the value of our portfolio of assets and our common stock.
Our directors have approved a broad asset acquisition strategy for our Manager and will not approve each acquisition we make at the direction of our Manager. In addition, we may change our strategy without a shareholder vote, which may result in our acquiring assets that are different, riskier or less profitable than our current assets.
Our Manager is authorized to follow a broad asset acquisition strategy. We may pursue other types of acquisitions as market conditions evolve. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a shareholder vote, change our target sectors and acquire a variety of assets that differ from, and are possibly riskier than, our current asset portfolio. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in our existing portfolio. Our directors will periodically review our strategy and our portfolio of assets. However, our board will not review or pre-approve each proposed acquisition or our related financing arrangements. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to reverse by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our asset acquisition strategy, including our target asset classes, without a shareholder vote.
Our asset acquisition strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets we target and our ability to finance such assets on a short or long-term basis. Opportunities that present unattractive risk-return profiles relative to other available opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the assets we target. Decisions to make acquisitions in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce or eliminate our ability to pay dividends on our common stock or have adverse effects on our liquidity or financial condition. A change in our asset acquisition strategy may also increase our exposure to interest rate, foreign currency or credit market fluctuations. In addition, a change in our asset acquisition strategy may increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.
Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our assets.
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s shareholders or partners for any acts or omissions by our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, except liability to us, our stockholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
Our Manager’s due diligence of potential asset acquisitions or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.
Our Manager intends to conduct due diligence with respect to each asset acquisition opportunity or other transaction it pursues. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the asset and will rely on information provided by the seller of the asset. In addition, if asset acquisition opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.
Risks Related to the Separation
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from FTAI.
We may not be able to achieve the full strategic and financial benefits that we expect will result from our separation from FTAI or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than the current FTAI corporate structure or place a greater value on our company as a stand-alone corporation than on our businesses being a part of FTAI.
Our agreements with FTAI may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to our separation from FTAI, including the Separation and Distribution Agreement (refer to Item 6. Exhibits, included herein), were negotiated in the context of our separation from FTAI while we were still part of FTAI and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our separation related to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations among FTAI and us. See “Certain Relationships and Related Party Transactions” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022.
The ownership by some of our executive officers and directors of common shares, options, or other equity awards of FTAI may create, or may create the appearance of, conflicts of interest.
Because some of our directors, officers and other employees of our Manager also currently hold positions with FTAI, they own FTAI common shares, options to purchase FTAI common shares or other equity awards. For example, Ms. Hannaway and Mr. Robinson are directors of both FTAI and FTAI Infrastructure. Ownership by some of our directors and officers of common shares or options to purchase common shares of FTAI, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FTAI than they do for us.
We may compete with affiliates of and entities managed by our Manager, including FTAI, which could adversely affect our and their results of operations.
Affiliates of and entities managed by our Manager, including FTAI, are primarily engaged in the infrastructure and energy business and invest in, and actively manage, portfolios of infrastructure and energy investments and other assets. Affiliates of and entities managed by our Manager, including FTAI, are not restricted in any manner from competing with us. After the distribution, affiliates of and entities managed by our Manager, including FTAI, may decide to invest in the same types of assets that we invest in. Furthermore, after the distribution, we will have the same Manager and certain directors and officers will be the same as FTAI and certain of our Manager’s other affiliates. See “—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
We share certain key directors and officers with FTAI, which means those officers do not devote their full time and attention to our affairs and the overlap may give rise to conflicts.
There is an overlap between certain key directors and officers of the Company and of FTAI subsidiaries. Mr. Nicholson serves as both the chief executive officer of the Company and as a director of FTAI. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, Ms. Hannaway and Mr. Robinson are directors of both the Company and FTAI, and Mr. Adams will be the chairman of the board of directors of both the Company and FTAI, and continues to serve as the Chief Executive Officer of FTAI. Shared directors and officers may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and FTAI and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent investments. In addition, certain of our directors and officers continue to own shares and/or options or other equity awards of FTAI. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and FTAI. See “Certain Relationships and Related Party Transactions—Our Manager and Management Agreement” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 for a discussion of certain procedures we will institute to help ameliorate such potential conflicts that may arise.
We incurred indebtedness in the form of the Notes in connection with the separation from FTAI, and the degree to which we are leveraged could cause a material adverse effect on our business, financial condition, results of operations and cash flows.
In connection with the spin-off, we issued the Notes. We have historically relied in part upon FTAI to provide credit support or fund our working capital requirements and other cash requirements, but we are not able to rely on the earnings, assets or cash flow of FTAI, and FTAI does not provide credit support or funds to finance our working capital or other cash requirements. As a result, we are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing is different from the historical access to and cost of debt financing under FTAI. Differences in access to and cost of debt financing may result in differences in the interest rates charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us. Our ability to make payments on and to refinance our indebtedness, including the Notes, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings and/or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2021, the entities that are included in our consolidated group for U.S. federal income tax purposes had approximately $520 million of net operating loss (“NOL”) carryforwards, and we may continue to incur NOL carryforwards in the future. A portion of our NOLs will begin to expire, if not utilized, in 2034. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control and may not be prevented by the restrictions on the transferability and ownership of our common stock, Series A Preferred Stock and other interests treated as our “stock” in our certificate of incorporation. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future federal tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your stock at or above your purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our stock include:

•a shift in our investor base;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and share price performance of other comparable companies;
•overall market fluctuations;
•general economic conditions; and
•developments in the markets and market sectors in which we participate.
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.
An increase in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our shares is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease, as potential investors may require a higher distribution yield on our shares or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding and future (variable and fixed) rate debt, thereby adversely affecting cash flows and our ability to service our indebtedness and pay distributions.
There can be no assurance that the market for our common stock will provide you with adequate liquidity.
There can be no assurance that an active trading market for our common stock will develop or be sustained in the future, and the market price of our stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:
•a shift in our investor base;
•our quarterly or annual earnings and cash flows, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions, dispositions or other transactions;
•the failure of securities analysts to cover our stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•market performance of affiliates and other counterparties with whom we conduct business;
•the operating and stock price performance of other comparable companies;
•our failure to maintain our exemption under the Investment Company Act or satisfy Nasdaq listing requirements;
•negative public perception of us, our competitors or industry;
•overall market fluctuations; and
•general economic conditions.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.
Substantial sales of common stock may occur in connection with the distribution, which could cause our stock price to decline.

The shares of our common stock that FTAI to distributed to its shareholders generally may be sold immediately in the public market. Although we have no actual knowledge of any plan or intention on the part of any 5% or greater shareholder to sell our common stock following the distribution, it is possible that some FTAI shareholders, including possibly some of our large stockholders, will sell our common stock received in the distribution. In addition, FTAI shareholders may sell our stock because our business profile or market capitalization as an independent company does not fit their investment objectives or because our common stock is not included in certain indices after the distribution. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We may make investments through joint ventures and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may issue an adverse opinion as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing including, but not limited to, the Series A Preferred Stock and the Warrants. In addition, following the distribution, we expect FTAI options held by our Manager, by the directors, officers and employees of our Manager, and by our directors, officers and employees will be equitably adjusted to become separate options relating to both FTAI common shares and our common stock, resulting in additional dilution to your ownership in FTAI Infrastructure. It is anticipated that options relating to our common stock will be distributed pursuant to such adjustment. For a description of the equitable adjustments expected to be made to FTAI options, see “Management—Equitable Adjustment of Options” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022. We will adopt the FTAI Infrastructure Nonqualified Stock Option and Incentive Award Plan (the “Plan”), which will provide for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisor of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We will reserve 30,000,000 shares of our common stock for issuance under the Plan. The term of the Plan expires in 2032. On the first day of each fiscal year beginning during the ten-year term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year. For a more detailed description of the Plan, see “Management—FTAI Infrastructure Nonqualified Stock Option and Inventive Award Plan” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022. Upon the successful completion of an offering of our common by us, we will issue to our Manager options to purchase shares of our common stock, equal to 10% of the number of shares sold in the offering. Our board of directors may also determine to issue options to the Manager that are not subject to the Plan; provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to Nasdaq rules.
Our common stock is subject to ownership and transfer restrictions intended to preserve our ability to use our net operating loss carryforwards and other tax attributes.
We have incurred and may also continue to incur significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations, and uncertainties. Our certificate of incorporation imposes certain restrictions on the transferability and ownership of our common stock, preferred stock, and other interests treated as our “stock” (such stock and other interests, the “Corporation Securities,” such restrictions on transferability and ownership, the “Ownership Restrictions”) in order to reduce the possibility of an equity ownership shift that could result in limitations on our ability to utilize net operating loss carryforwards for U.S. federal income tax purposes. Any acquisition of Corporation Securities that results in a shareholder being in violation of these restrictions may not be valid.

Subject to certain exceptions (including with respect to Initial Substantial Shareholders, as defined in our certificate of incorporation), the Ownership Restrictions will restrict (i) any person or entity (including certain groups of persons) from directly or indirectly acquiring 4.8% or more of the outstanding Corporation Securities and (ii) the ability of any person or entity (including certain groups of persons) already owning, directly or indirectly, 4.8% or more of the Corporation Securities to increase their proportionate interest in, or to sell, the Corporation Securities. Any transferee receiving Corporation Securities that would result in a violation of the Ownership Restrictions will not be recognized as an FTAI Infrastructure shareholder or entitled to any rights of shareholders, including, without limitation, the right to vote and receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the Corporation Securities causing the violation. FTAI Infrastructure common stockholders whose ownership violates the Ownership Restrictions at the time of the spin-off will not be required to sell their FTAI Infrastructure common stock, but may be prevented from acquiring more Corporation Securities.
The Ownership Restrictions will remain in effect until the earlier of (i) the date on which Section 382 of the Code is repealed, amended, or modified in such a way as to render the restrictions imposed by Section 382 of the Code no longer applicable to us or (ii) a determination by the Board of Directors that (1) an ownership change would not result in a substantial limitation on our ability to use our available net operating loss carryforwards and other tax attributes; (2) no significant value attributable to our available net operating loss carryforwards and other tax attributes would be preserved by continuing the transfer restrictions; or (3) it is not in our best interests to continue the Ownership Restrictions. The Ownership Restrictions may also be waived by the Board of Directors on a case by case basis. There is no assurance, however, that the Company will not experience a future ownership change under Section 382 that may significantly limit its ability to use its NOL carryforwards as a result of such a waiver or otherwise.
The Ownership Restrictions described above could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. This may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock. It is also possible that the transfer restrictions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.
You are advised to carefully monitor your ownership of our common stock and consult your legal advisors to determine whether your ownership of our common stock violates the ownership restrictions that are in our certificate of incorporation.
We may incur or issue debt or issue equity, which may negatively affect the market price of our common stock.
We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options including, but not limited to, the Warrants, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our stock.
Provisions of Delaware law, our certificate of incorporation and our bylaws, prevent or delay an acquisition of our company, which could decrease the market price of our common stock.
Delaware law contains, and our certificate of incorporation and bylaws contain, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•a classified board of directors with staggered three-year terms;
•provisions regarding the election of directors, classes of directors, the term of office of directors and the filling of director vacancies;
•provisions regarding corporate opportunity;
•removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;
•our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;
•advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;

•a prohibition will be in our certificate of incorporation that states that directors will be elected by plurality vote, a provision which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election;
•a requirement in our bylaws specifically denying the ability of our stockholders to consent in writing to take any action in lieu of taking such action at a duly called annual or special meeting of our stockholders; and
•our Corporation Securities are subject to ownership and transfer restrictions in order to reduce the possibility of an equity ownership shift that could result in limitations on our ability to utilize net operating loss carryforwards for U.S. federal income tax purposes.
Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
Our bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws, to the fullest extent permitted by law, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers or employees to us or our stockholders; (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. As described below, this provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, or rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our bylaws will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our bylaws will provide that the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
While we currently intend to pay regular quarterly dividends to our stockholders, we may change our dividend policy at any time.

Although we currently intend to pay regular quarterly dividends to holders of our common stock, we may change our dividend policy at any time. Our net cash provided by operating activities could be less than the amount of distributions to our shareholders. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, limitations under our contractual agreements, including the agreements governing the New Financing, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long-term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
As a public company, we will incur additional costs and face increased demands on our management.
As a newly independent public company with shares listed on Nasdaq, we need to comply with an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of Nasdaq. These rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of becoming a public company, we must have independent directors and board committees.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who may cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.
Our determination of how much leverage to use to finance our acquisitions may adversely affect our return on our assets and may reduce funds available for distribution.
We utilize leverage to finance many of our asset acquisitions, which entitles certain lenders to cash flows prior to retaining a return on our assets. While our Manager targets using only what we believe to be reasonable leverage, our strategy does not limit the amount of leverage we may incur with respect to any specific asset. The return we are able to earn on our assets and funds available for distribution to our stockholders may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.
Non-U.S. persons that hold or have held (actually or constructively) more than 5% of our common shares may be subject to U.S. federal income tax upon the disposition of some or all their shares.
If a non-U.S. person has held (actually or constructively) more than 5% of our common shares at any time within the shorter of the five-year period ending on the date of a sale, exchange, or other taxable disposition of our shares or the period that such non-U.S. person held our stock, and we were considered a “USRPHC” at any time during such period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. person may be subject to U.S. tax on such disposition of such shares (and may have a U.S. tax return filing obligation). A corporation generally is a USRPHC if the fair market value of its U.S. real property interests, as defined in the Code and applicable Treasury regulations, equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business. We believe that we are likely to be a USRPHC. If a non-U.S. person is subject to U.S. tax as described above, gain recognized on the disposition of our common stock generally will be subject to U.S. federal income tax on a net income basis in the same manner as if the non-U.S. person were a U.S. person. In addition, if we are a USRPHC and our common stock ceased to be treated as “regularly traded on an established securities market,” a non-U.S. person would generally be subject to tax in the manner described in the preceding sentence regardless of what percentage of our common shares it owned, and the transferee in any disposition would generally be required to withhold 15% of the amount realized on the disposition. Non-U.S. shareholders are urged to consult their tax advisors regarding the tax consequences of an investment in our shares.
Changes to United States federal income tax laws could materially and adversely affect us and our stockholders.
The present United States federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of us or an investment in our common stock. The United States federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect us and our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
*	2.1	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Certificate of Designations of Series A Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.1	Indenture, dated as of July 7, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form 10, filed July 12, 2022).
	4.2	Second Supplemental Indenture, dated as of August 1, 2022, among FTAI Infrastructure Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.12	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
10.15
Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC (incorporated by reference to Exhibit 10.1 of Fortress Transportation and Infrastructure Investors LLC’s Current Report on Form 8-K, filed on June 8, 2021).

10.16
Railway Services Agreement, dated July 28, 2021, by and among United States Steel Corporation, Transtar, LLC, Delray Connecting Railroad Company, Fairfield Southern Company, Inc., Gary Railway Company, Lake Terminal Railroad Company, Texas & Northern Railroad Company and Union Railroad Company, LLC (incorporated by reference to Exhibit 10.22 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on July 29, 2021).

	Exhibit No.	Description
*	10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form 10, filed July 1, 2022).
10.18
Investor Rights Agreement, dated August 1, 2022, between FTAI Infrastructure Inc. and the parties listed thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed August 1, 2022).

10.19
Warrant Agreement, dated August 1, 2022, between FTAI Infrastructure Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022).

	10.20	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.21	Form of Letter sent to FTAI’s option holders describing the equitable adjustment to FTAI’s options (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Combined Consolidated Balance Sheets; (ii) Combined Consolidated Statements of Operations; (iii) Combined Consolidated Statements of Comprehensive Income (Loss); (iv) Combined Consolidated Statements of Changes in Equity; (v) Combined Consolidated Statements of Cash Flows; and (vi) Notes to Combined Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	August 25, 2022
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	August 25, 2022
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer