Form 10-Q
period 2022-09-30
FTAI Infrastructure Inc.
filed 2022-11-03
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2022, the number of outstanding shares of the registrant’s common stock was 99,387,467 shares.

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
•the inability to pay dividends to our stockholders in the future; and
•other risks described in the “Risk Factors” section of this report.
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	2	$69,465	$49,872
Restricted cash	2	127,166	251,983
Accounts receivable, net	2	78,136	50,301
Other current assets	2	77,769	60,828
Total current assets		352,536	412,984
Leasing equipment, net	4	35,183	36,012
Operating lease right-of-use assets, net	12	70,567	71,547
Property, plant, and equipment, net	5	1,641,373	1,517,594
Investments	6	74,528	54,408
Intangible assets, net	7	62,081	67,737
Goodwill	2	263,106	257,137
Other assets	2	26,094	24,882
Total assets		$2,525,468	$2,442,301

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$150,857	$115,634
Operating lease liabilities	12	7,221	2,899
Other current liabilities	2	13,710	10,934
Total current liabilities		171,788	129,467
Debt, net	8	1,191,885	718,624
Operating lease liabilities	12	62,410	67,505
Other liabilities		291,579	64,659
Total liabilities		1,717,662	980,255

Commitments and contingencies	20

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2022; redemption amount of $450 million at September 30, 2022)	18	251,955	—

Equity
Net Former Parent investment		—	1,617,601
Common shares ($0.01 par value per share; 2,000,000,000 shares authorized; 99,387,467 shares issued and outstanding as of September 30, 2022)		994	—
Additional paid in capital		929,088	—
Accumulated deficit		(14,368)	—
Accumulated other comprehensive loss		(342,125)	(155,464)
Stockholders' and Former Parent Company equity		573,589	1,462,137
Non-controlling interest in equity of consolidated subsidiaries		(17,738)	(91)
Total equity		555,851	1,462,046
Total liabilities, redeemable preferred stock and equity		$2,525,468	$2,442,301
See accompanying notes to Consolidated and Combined Consolidated Financial Statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2022	2021	2022	2021
Revenues
Total revenues	11	$78,559	$36,788	$190,575	$72,674

Expenses
Operating expenses	2	60,934	32,088	148,231	66,206
General and administrative		3,208	2,508	8,136	6,173
Acquisition and transaction expenses		2,754	5,342	15,862	8,860
Management fees and incentive allocation to affiliate	16	2,659	3,829	9,885	11,244
Depreciation and amortization	4, 5, 7	18,136	17,131	52,451	38,900
Total expenses		87,691	60,898	234,565	131,383

Other income (expense)
Equity in losses of unconsolidated entities	6	(12,080)	(1,545)	(47,982)	(8,810)
(Loss) gain on sale of assets, net		(134)	—	(134)	16
Interest expense		(19,161)	(4,384)	(32,106)	(9,396)
Other expense		(1,132)	(6,244)	(2,144)	(6,855)
Total other expense		(32,507)	(12,173)	(82,366)	(25,045)
Loss before income taxes		(41,639)	(36,283)	(126,356)	(83,754)
Provision for (benefit from) income taxes	15	1,555	(1,634)	5,086	(2,755)
Net loss		(43,194)	(34,649)	(131,442)	(80,999)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(8,381)	(7,363)	(24,327)	(18,949)
Less: Dividends and accretion on redeemable preferred stock		9,263	—	9,263	—
Net loss attributable to Stockholders and Former Parent		$(44,076)	$(27,286)	$(116,378)	$(62,050)

Loss per share:	19
Basic		$(0.43)	$(0.27)	$(1.13)	$(0.62)
Diluted		$(0.43)	$(0.27)	$(1.13)	$(0.62)
Weighted average shares outstanding:
Basic		102,730,033	99,387,467	102,730,033	99,387,467
Diluted		102,730,033	99,387,467	102,730,033	99,387,467

See accompanying notes to Consolidated and Combined Consolidated Financial Statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(43,194)	$(34,649)	$(131,442)	$(80,999)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(41,999)	(57,373)	(186,661)	(78,921)
Comprehensive loss	(85,193)	(92,022)	(318,103)	(159,920)
Comprehensive loss attributable to non-controlling interest	(8,381)	(7,363)	(24,327)	(18,949)
Comprehensive loss attributable to Stockholders and Former Parent	$(76,812)	$(84,659)	$(293,776)	$(140,971)
________________________________________________________
(1) Net of deferred tax expense (benefit) of $— and $2,362 for the three months ended September 30, 2022 and 2021, respectively, and $— and $(1,271) for the nine months ended September 30, 2022 and 2021, respectively.

See accompanying notes to Consolidated and Combined Consolidated Financial Statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2022
	Common Shares	Net Former Parent Investment	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$—	$1,617,601	$—	$—	$(155,464)	$(91)	$1,462,046
Net loss		(72,302)				(15,946)	(88,248)
Other comprehensive loss					(144,662)		(144,662)
Total comprehensive loss	—	(72,302)	—	—	(144,662)	(15,946)	(232,910)
Acquisition of consolidated subsidiary						3,054	3,054
Contributions from non-controlling interest						562	562
Net transfers from Former Parent		111,396					111,396
Equity-based compensation						1,665	1,665
Equity - June 30, 2022	$—	$1,656,695	$—	$—	$(300,126)	$(10,756)	$1,345,813
Net loss		(20,445)		(14,368)		(8,381)	(43,194)
Other comprehensive loss					(41,999)		(41,999)
Total comprehensive loss	—	(20,445)	—	(14,368)	(41,999)	(8,381)	(85,193)
Net transfers to Former Parent		(728,717)					(728,717)
Distribution by Former Parent	994	(907,533)	906,539				—
Contributions from non-controlling interests						170	170
Settlement of equity-based compensation						(148)	(148)
Issuance of warrants			13,764				13,764
Issuance of Manager options			18,127				18,127
Distribution to Manager			(79)				(79)
Dividends and accretion on redeemable preferred stock			(9,263)				(9,263)
Equity-based compensation						1,377	1,377
Equity - September 30, 2022	$994	$—	$929,088	$(14,368)	$(342,125)	$(17,738)	$555,851

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2021
	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$999,291	$(26,237)	$22,343	$995,397
Net loss	(34,764)		(11,586)	(46,350)
Other comprehensive income		(21,548)		(21,548)
Total comprehensive (loss) income	(34,764)	(21,548)	(11,586)	(67,898)
Net transfers from Former Parent	121,577			121,577
Equity-based compensation			2,553	2,553
Equity - June 30, 2021	$1,086,104	$(47,785)	$13,310	$1,051,629
Net loss	(27,286)		(7,363)	(34,649)
Other comprehensive loss		(57,373)		(57,373)
Total comprehensive loss	(27,286)	(57,373)	(7,363)	(92,022)
Net transfers from Former Parent	572,750			572,750
Equity-based compensation			728	728
Equity - September 30, 2021	$1,631,568	$(105,158)	$6,675	$1,533,085

See accompanying notes to Consolidated and Combined Consolidated Financial Statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(131,442)	$(80,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	47,982	8,810
Loss (gain) on sale of assets, net	134	(16)
Equity-based compensation	3,042	3,281
Depreciation and amortization	52,451	38,900
Change in deferred income taxes	4,851	(2,920)
Change in fair value of non-hedge derivative	(1,058)	(1,979)
Amortization of deferred financing costs	2,950	1,755
Provision for (benefit from) credit losses	418	(4)
Other	899	—
Change in:
Accounts receivable	(20,476)	(62,265)
Other assets	(17,632)	(25,237)
Accounts payable and accrued liabilities	23,199	46,510
Management fees payable to affiliate	2,381	—
Other liabilities	(5,390)	4,368
Net cash used in operating activities	(37,691)	(69,796)

Cash flows from investing activities:
Investment in unconsolidated entities	(4,481)	(54,499)
Investment in convertible promissory notes	(20,000)	—
Acquisition of business, net of cash acquired	(3,819)	(627,399)
Acquisition of property, plant and equipment	(172,226)	(97,505)
Proceeds from sale of property, plant and equipment	5,656	—
Net cash used in investing activities	(194,870)	(779,403)

Cash flows from financing activities:
Proceeds from debt	482,375	451,100
Payment of deferred financing costs	(12,803)	(13,007)
Proceeds from issuance of redeemable preferred stock	291,000	—
Redeemable preferred stock issuance costs	(16,418)	—
Distribution to Manager	(79)	—
Capital contribution from non-controlling interests	732	—
Net transfers (to) from Former Parent, net	(617,322)	694,327
Settlement of equity-based compensation	(148)	—
Net cash provided by financing activities	127,337	1,132,420

Net (decrease) increase in cash and cash equivalents and restricted cash	(105,224)	283,221
Cash and cash equivalents and restricted cash, beginning of period	301,855	55,421
Cash and cash equivalents and restricted cash, end of period	$196,631	$338,642

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(4,582)	$(1,062)
Conversion of interests in unconsolidated subsidiaries	(21,302)	—
Dividends and accretion on redeemable preferred stock	(9,263)	—
Non-cash change in equity method investment	(186,662)	(78,921)

See accompanying notes to Consolidated and Combined Consolidated Financial Statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was incorporated on December 13, 2021 in connection with the separation of the infrastructure business (“FTAI Infrastructure”) of Fortress Transportation and Infrastructure Investors LLC (the “Former Parent” or “FTAI”). The Company owns and operates (i) five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 17). The Company is headquartered in New York, New York.
FTAI Infrastructure Spin-off
On July 11, 2022, the Former Parent announced that its Board of Directors unanimously approved the details and timing of the previously announced spin-off of its infrastructure business, which was contributed to or merged into the Company and resulted in the infrastructure business being considered as our predecessor. Prior to the spin-off, FTAI consisted of an equipment leasing business and an infrastructure business.
On August 1, 2022 (the “Separation Date”), FTAI distributed to the holders of FTAI common shares as of July 21, 2022, one share of FTAI Infrastructure Inc. common stock for each FTAI common share and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
In connection with the spin-off, the Company made a payment to the Former Parent on the Separation Date from the proceeds of the issuance of new debt (see Note 8) and the Redeemable Preferred Stock raise (see Note 18). The Former Parent retained no ownership interest in the Company following the spin-off.
The Company entered into several agreements with the Former Parent and FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”) that, among other things, effect the separation and govern the relationship of the parties following the separation. The Company also entered into a management agreement with the Manager (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Former Parent and the Manager.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Unaudited Consolidated and Combined Consolidated Financial Statements
The Company’s financial statements for the periods through the Separation Date are Combined Consolidated Financial Statements. The Company’s financial statements for the period after the Separation Date through September 30, 2022 are Consolidated Financial Statements based on the reported results of FTAI Infrastructure Inc. as a standalone company.
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
Basis of Presentation: Prior to spin-off
The Company’s financial statements for the periods through the Separation Date were prepared on a standalone basis as if the operations had been conducted independently from the Former Parent and have been derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, Former Parent’s net investment in our operations (Former Parent Company equity) was shown in lieu of stockholders’ equity in the accompanying Combined Consolidated Financial Statements, which include the historical operations, assets, and liabilities comprising the infrastructure business of FTAI.
Prior to the Separation Date, the Combined Consolidated Financial Statements include certain assets and liabilities that have historically been held by the Former Parent but are specifically identifiable or otherwise attributable to FTAI Infrastructure. All significant intercompany transactions between Former Parent and FTAI Infrastructure have been included as components of Net Former Parent investment in the Combined Consolidated Financial Statements, as they are to be considered effectively settled upon effectiveness of the separation.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Combined Consolidated Financial Statements are presented as if our businesses had been combined for all periods presented. The assets and liabilities in the Combined Consolidated Financial Statements have been reflected on a historical cost basis, as immediately prior to the separation, all of the assets and liabilities presented are owned by the Former Parent and are being transferred to us at a carry-over basis.
Principles of Combination—FTAI Infrastructure has elected the principles of Combined Consolidated Financial Statements as the basis of presentation for the periods through the Separation Date due to common ownership and management of the entities, which includes the financial results of the Railroad, Jefferson Terminal, Repauno, Power and Gas, and Sustainability and Energy Transition segments.
Cash and Cash Equivalents—The Cash and Cash Equivalents reflected in the financial statements through the Separation Date are Cash and Cash Equivalents that were legally held by FTAI Infrastructure during the periods presented in the financial statements and are directly attributed to and used in the operations of FTAI Infrastructure.
Debt and the Corresponding Interest Expense—The Debt reflected in the financial statements through the Separation Date is debt that is directly attributable to, and legally incurred by, FTAI Infrastructure. The corresponding interest expense presented in the financial statements is derived solely from the Debt directly attributed to FTAI Infrastructure.
Corporate Function—For the periods through the Separation Date, the Combined Consolidated Financial Statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Former Parent is externally managed by the Manager, which performs the Former Parent’s corporate function, and incurs a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses is included to reflect our portion of such corporate overhead from the Former Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure. These allocated costs are recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Former Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Actual costs that may have been incurred if FTAI Infrastructure had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Former Parent funded FTAI Infrastructure’s operating and investing activities as needed. Cash transfers to and from the Former Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers from Former Parent”. Refer to Note 16 for additional discussion on corporate costs allocated from the Former Parent that are included in these Combined Consolidated Financial Statements. Subsequent to the Separation Date, the Company operated as a standalone company based on actual expenses incurred.
Unaudited Interim Financial Information—The accompanying interim Consolidated Balance Sheet as of September 30, 2022, and the Consolidated and Combined Consolidated Statements of Operations, Comprehensive Loss, Changes in Equity and Cash Flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim Consolidated and Combined Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. In the opinion of our management, the unaudited interim Consolidated and Combined Consolidated Financial Statements include all adjustments necessary for the fair presentation of our financial position as of September 30, 2022, the results of operations, comprehensive loss, changes in equity and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
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
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period, including allocations from the Former Parent during the period prior to the spin-off. Actual results could differ from those estimates.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying Consolidated and Combined Consolidated Financial Statements. Total VIE assets of DRP were $322.0 million and $316.5 million, and total VIE liabilities of DRP were $43.8 million and $32.6 million as of September 30, 2022 and December 31, 2021, respectively.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 8) and other qualifying construction projects at Jefferson Terminal.
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $4.6 million and $6.8 million, deposits of $28.6 million and $17.2 million, note receivable of $20.0 million and $7.5 million, prepaid expenses of $17.2 million and $17.4 million, and other assets of $7.4 million and $11.9 million as of September 30, 2022 and December 31, 2021, respectively.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $2.6 million, $6.9 million, $2.5 million, and $5.9 million during the three and nine months ended September 30, 2022 and 2021, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense were $3.9 million, $9.3 million, $1.6 million, and $3.3 million during the three and nine months ended September 30, 2022 and 2021, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.
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
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill was approximately $263.1 million and $257.1 million as of September 30, 2022 and December 31, 2021, respectively.
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
We estimate the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2021. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal segment to continue to generate positive Adjusted EBITDA in future years. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projected revenues are achievable. Further delays in executing these contracts or achieving our projections could adversely affect the fair value of the reporting unit. The impact of the COVID-19 global pandemic during 2020 and 2021 negatively affected refining volumes and therefore Jefferson Terminal crude throughput but we have seen the activity starting to normalize and have ramped back up to pre-pandemic levels during 2022. Furthermore, we anticipate strengthening macroeconomic demand for storage and the increasing spread between Western Canadian Crude and Western Texas Intermediate as Canadian crude pipeline apportionment increases. Also, as our pipeline connections became fully operational during 2021, we remain positive for the outlook of Jefferson Terminal's earnings potential.
There were no impairments of goodwill for the three and nine months ended September 30, 2022 and 2021.
Intangibles and amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 149 months and 154 months as of September 30, 2022 and December 31, 2021, respectively.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $31.5 million and $21.5 million as of September 30, 2022 and December 31, 2021, respectively, are included in Debt, net in the Consolidated and Combined Consolidated Balance Sheets.
Amortization expense was $1.3 million, $3.0 million, $0.7 million and $1.8 million for the three and nine months ended September 30, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
Other Assets—Other Assets primarily consists of $10.0 million of note receivable as of both September 30, 2022 and December 31, 2021 from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. Additionally, the Other Assets balance included $5.1 million and $2.9 million of spare parts for the Railroad segment at September 30, 2022 and December 31, 2021, respectively.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $4.1 million and $4.1 million, and insurance premium liabilities of $1.5 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively.
Redeemable Preferred Stock—We classify the Series A Senior Preferred Stock ("Redeemable Preferred Stock") as temporary equity in the Consolidated and Combined Consolidated Balance Sheets due to certain contingent redemption clauses that are at the election of the holders. The carrying value of the Redeemable Preferred Stock is accreted to the redemption value at the earliest redemption date, which has been determined to be August 1, 2030. We use the interest method to accrete to the redemption value.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized in Operating lease right-of-use assets, net and Operating lease liabilities within current liabilities and non-current liabilities in our Consolidated and Combined Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Property, plant and equipment, net and lease liabilities are recognized in Other current liabilities and Other liabilities in our Consolidated and Combined Consolidated Balance Sheets.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three and nine months ended September 30, 2022, one customer in the Railroad segment accounted for approximately 44% and 54% of total revenue, respectively. Additionally, we earned approximately 10% of our revenue for the nine months ended September 30, 2022 from one customer in the Jefferson Terminal segment. For the three and nine months ended September 30, 2021, we earned 13% and 20% of our revenues from one customer in the Jefferson Terminal segment, respectively. For the three and nine months ended September 30, 2021, we earned approximately 26% and 10% of our revenue from one customer in the Railroad segment, respectively.
As of September 30, 2022 and December 31, 2021, accounts receivable from two customers from the Jefferson Terminal and Railroad segments represented 44% and 48% of total accounts receivable, net, respectively.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net income (loss), as presented in the Consolidated and Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to cash flow hedges of our equity method investees and pension and other postretirement benefits.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees, net in our Consolidated and Combined Consolidated Statements of Comprehensive Loss and recorded in Accumulated other comprehensive income (loss) in our Consolidated and Combined Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in earnings (losses) in unconsolidated entities in the Consolidated and Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in earnings (losses) in unconsolidated entities in our Consolidated and Combined Consolidated Statements of Cash Flows.
Commodity Derivatives—Depending on market conditions, we enter into short-term forward purchase and sales contracts for butane. Gains and losses related to our butane derivatives are recorded on a net basis and are included in Other revenue in our Consolidated and Combined Consolidated Statements of Operations, as these contracts are considered part of central operating activities. The cash flow impact of these derivatives is recognized in Change in fair value of non-hedge derivatives in our Consolidated and Combined Consolidated Statements of Cash Flows.
We record all derivative assets on a gross basis at fair value, which are included in Other current assets, in our Consolidated and Combined Consolidated Balance Sheets.
Income Taxes—Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was the responsibility of our Former Parent, except as related to certain wholly owned corporate subsidiaries of the infrastructure business. The income tax provision included in the Consolidated and Combined Consolidated Financial Statements prior to the spin-off was prepared on a separate return method. Post spin-off, FTAI Infrastructure’s tax profile, certain return elections and assertions are different, including a single consolidated Federal tax filing in the U.S., and therefore the income taxes presented prior to the spin-off in the Consolidated and Combined Financial Statements are not expected to be indicative of the Company’s future income taxes.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated and Combined Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 14 for additional discussion on the pension and postretirement benefit plans.
Recent Accounting Pronouncements—In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease under Topic 842 and (ii) the lessor would have otherwise recognized a day-one loss. This standard is effective for all reporting periods beginning after December 15, 2021. We adopted this guidance in the first quarter of 2022, which did not have a material impact on our Consolidated or Combined Consolidated Financial Statements.
3. ACQUISITION OF TRANSTAR, LLC
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar, LLC (“Transtar”) from United States Steel Corporation (“USS”) for total cash consideration of $636.0 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS’s largest production facilities. We also entered into an exclusive rail partnership with USS, under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Transtar operates within the Railroad reportable segment. See Note 17 for additional information. The results of operations at Transtar have been included in the Consolidated and Combined Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $4.0 million and $7.0 million of acquisition and transaction expense during the three and nine months ended September 30, 2021, respectively.
The Former Parent funded the transaction with bridge loans in an aggregate principal amount of $650 million. In September 2021, the Former Parent issued new equity and debt and repaid in full the bridge loans.
In accordance with ASC 805, Business Combinations, the following fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses.
The following table summarizes the allocation of the purchase price, as presented in our Combined Consolidated Balance Sheet:

Fair value of assets acquired:
Cash and cash equivalents	$8,918
Accounts receivable	18,625
Operating lease right-of-use assets	12,231
Property, plant and equipment	487,946
Intangible assets	60,000
Other assets	17,052
Total assets	604,772
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	47,010
Operating lease liabilities	10,689
Pension and other postretirement benefits (1)	37,552
Other liabilities	8,487
Total liabilities	103,738
Goodwill (2)	134,975
Total purchase consideration	$636,009
________________________________________________________
(1) Included in Other liabilities in the Combined Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
(2) Goodwill is primarily attributable to the assembled workforce of Transtar and the synergies expected to be achieved. This goodwill is assigned to the Railroad segment and is tax deductible for income tax purposes.
The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$60,000
Total		$60,000
The following table presents the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Railcars and locomotives	1 - 40	$111,359
Track and track related assets	1 - 40	90,904
Land, site improvements and rights	N/A	87,450
Bridges and tunnels	15 - 55	173,896
Buildings and improvements	3 - 25	12,448
Railroad equipment	2 - 15	2,725
Terminal machinery and equipment	2 - 15	3,325
Vehicles	2 - 5	3,740
Construction in progress	N/A	1,928
Computer hardware and software	2 - 5	171
Total		$487,946
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenue	$47,059	$152,217
Net loss attributable to Former Parent	(25,148)	(37,634)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2022	December 31, 2021
Leasing equipment	$44,179	$44,179
Less: Accumulated depreciation	(8,996)	(8,167)
Leasing equipment, net	$35,183	$36,012
Depreciation expense for leasing equipment is summarized as follows:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense for leasing equipment	$276	$276	$828	$828
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2022	December 31, 2021
Land, site improvements and rights	$175,121	$149,914
Construction in progress	254,246	118,081
Buildings and improvements	19,334	19,164
Bridges and Tunnels	173,868	174,889
Terminal machinery and equipment	974,517	962,552
Track and track related assets	100,068	100,014
Railroad equipment	8,433	8,331
Railcars and locomotives	102,795	111,574
Computer hardware and software	11,171	5,335
Furniture and fixtures	1,745	1,745
Other	10,014	10,016
	1,831,312	1,661,615
Less: Accumulated depreciation	(189,939)	(144,021)
Property, plant and equipment, net	$1,641,373	$1,517,594
During the nine months ended September 30, 2022, we added property, plant and equipment of $169.7 million, which primarily consisted of terminal machinery and equipment placed in service or land under development at Jefferson Terminal.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$15,963	$15,184	$45,966	$34,624
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2022	December 31, 2021
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Terminal LLC (1)	Equity method	50%	—	—
FYX Trust Holdco LLC (2)	Equity at December 31, 2021	65% and 14% as of September 30, 2022 and December 31, 2021, respectively(2)	—	1,255
GM-FTAI Holdco LLC	Equity method	See below	70,083	52,295
Clean Planet Energy USA LLC	Equity method	50%	4,445	858
			$74,528	$54,408
________________________________________________________
(1) The carrying value of $235.2 million and $17.5 million as of September 30, 2022 and December 31, 2021 is included in Other liabilities in the Consolidated and Combined Consolidated Balance Sheets.
(2) See “Equity Investments - FYX Holdco LLC” below for additional information regarding the FYX Trust Holdco LLC acquisition in May 2022.
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2022 and 2021.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Intermodal Finance I, Ltd.	$33	$77	$121	$452
Long Ridge Terminal LLC	(9,222)	(1,622)	(43,574)	(9,262)
GM-FTAI Holdco LLC	(2,399)	—	(3,520)	—
Clean Planet Energy USA LLC	(492)	—	(1,009)	—
Total	$(12,080)	$(1,545)	$(47,982)	$(8,810)
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
As of September 30, 2022, Intermodal owns a portfolio of approximately 500 shipping containers subject to multiple operating leases.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Terminal LLC:

	September 30, 2022	December 31, 2021
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$2,672	$2,932
Restricted cash	20,712	32,469
Accounts receivable	24,987	17,896
Other current assets	1,528	8,857
Total current assets	49,899	62,154
Property plant & equipment	814,090	764,607
Intangible assets	4,655	4,940
Goodwill	89,390	89,390
Other assets	8,678	5,584
Total assets	966,712	926,675

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	53,800	16,121
Debt, net	4,422	—
Derivative liabilities	195,775	47,369
Other current liabilities	943	257
Total current liabilities	254,940	63,747
Debt, net	600,639	604,261
Derivative liabilities	573,929	291,664
Other liabilities	6,742	1,989
Total liabilities	1,436,250	961,661

Members' Equity
Shareholders' equity	(348,614)	(1,035)
Accumulated deficit	(120,924)	(33,951)
Total members' equity	(469,538)	(34,986)
Total liabilities and members' equity	$966,712	$926,675

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	2022	2021	2022	2021
Total revenue	$27,277	$21,071	$42,320	$38,341

Expenses
Operating expenses	19,057	5,581	51,413	16,568
Depreciation and amortization	13,226	5,891	38,223	13,327
Interest expense	13,413	547	39,455	1,493
Total expenses	45,696	12,019	129,091	31,388
Total other income (expense)	11	(16,614)	(202)	(25,440)
Net loss	$(18,408)	$(7,562)	$(86,973)	$(18,487)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“Clean Planet”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares.
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
In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of September 30, 2022, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated and Combined Consolidated Balance Sheets. At September 30, 2022, $4.2 million is recorded as non-controlling interest for interest held by other parties. At the purchase date, assets of FYX were $13.7 million, liabilities were $10.1 million, and goodwill of $5.4 million was recorded. Since purchase, we have recorded total revenue from FYX of $30.4 million and net loss from FYX of $0.7 million.
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	September 30, 2022
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(28,702)	(4,730)	(33,432)
Intangible assets, net	$6,811	$55,270	$62,081

	December 31, 2021
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(26,038)	(1,738)	(27,776)
Intangible assets, net	$9,475	$58,262	$67,737

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets is as follows:

	Classification in Consolidated and Combined Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Customer relationships	Depreciation and amortization	$1,897	$1,671	$5,657	$3,448
As of September 30, 2022, estimated net annual amortization of intangibles is as follows:

Remainder of 2022	$1,888
2023	7,551
2024	6,371
2025	4,000
2026	4,000
Thereafter	38,271
Total	$62,081
8. DEBT, NET
Our debt, net is summarized as follows:

	September 30, 2022			December 31, 2021
	Outstanding Borrowings	Stated Interest Rate	Maturity Date	Outstanding Borrowings
Loans payable
DRP Revolver (1)	$25,000	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	$25,000
EB-5 Loan Agreement	35,550	5.75%	1/25/26	26,100
Total loans payable	60,550			51,100
Bonds payable
Series 2020 Bonds	263,980	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980
Series 2021 Bonds	425,000	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000
Senior Notes due 2027 (2)	473,822	10.500%	6/1/27	—
Total bonds payable	1,162,802			688,980

Debt	1,223,352			740,080
Less: Debt issuance costs	(31,467)			(21,456)
Total debt, net	$1,191,885			$718,624

Total debt due within one year	$—			$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.00% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $26,178 and $— at September 30, 2022 and December 31, 2021, respectively.
Senior Notes due 2027—In connection with the spin-off, we issued $500 million aggregate principal amount of Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2022. The 2027 Notes were issued at an issue price equal to 94.585%.
We were in compliance with all debt covenants as of September 30, 2022.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2022	September 30, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$69,465	$69,465	$—	$—	Market
Restricted cash	127,166	127,166	—	—	Market
Derivative assets	1,058	—	1,058	—	Income
Total assets	$197,689	$196,631	$1,058	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$49,872	$49,872	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total	$304,075	$301,855	$2,220	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets that are classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated and Combined Consolidated Balance Sheets are presented in the table below:

	September 30, 2022	December 31, 2021
Series 2020 A Bonds (1)	$137,769	$189,773
Series 2020 B Bonds (1)	73,619	81,637
Series 2021 A Bonds (1)	151,503	222,023
Series 2021 B Bonds (1)	156,846	194,278
2027 Notes	501,605	—
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Consolidated and Combined Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
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
The following table presents information related to our butane derivative contracts:

	September 30, 2022	December 31, 2021
Notional Amount (BBL in thousands)	364	244
Fair Value of Assets (1)	$1,058	$2,220
Remaining term	1 to 6 months	1 to 3 months
________________________________________________________
(1) Included in Other assets in the Consolidated and Combined Consolidated Balance Sheets.
11. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$449	$309	$—	$—	$—	$—	$758
Rail revenues	38,737	—	—	—	—	—	38,737
Terminal services revenues	—	16,868	96	—	—	—	16,964
Other revenue	—	—	1,783	—	—	20,317	22,100
Total revenues	$39,186	$17,177	$1,879	$—	$—	$20,317	$78,559

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$358	$433	$—	$—	$—	$—	$791
Rail revenues	24,986	—	—	—	—	—	24,986
Terminal services revenues	—	11,469	—	—	—	—	11,469
Other revenue	—	—	(458)	—	—	—	(458)
Total revenues	$25,344	$11,902	$(458)	$—	$—	$—	$36,788

	Nine Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,490	$975	$—	$—	$—	$—	$2,465
Rail revenues	112,397	—	86	—	—	—	112,483
Terminal services revenues	—	43,776	199	—	—	—	43,975
Other revenue	—	—	1,248	—	—	30,404	31,652
Total revenues	$113,887	$44,751	$1,533	$—	$—	$30,404	$190,575

	Nine Months Ended September 30, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$358	$1,295	$—	$—	$—	$—	$1,653
Rail revenues	28,186	—	—	—	—	—	28,186
Terminal services revenues	—	32,853	157	—	—	—	33,010
Other revenue	—	—	9,825	—	—	—	9,825
Total revenues	$28,544	$34,148	$9,982	$—	$—	$—	$72,674
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of September 30, 2022:

Operating Leases
Remainder of 2022	$3,062
2023	11,500
2024	4,125
2025	459
2026	421
Thereafter	—
Total	$19,567
12. LEASES
We have commitments as lessees under lease arrangements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately one month to 40 years.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents lease related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance leases
Amortization of right-of-use assets	$273	$161	$704	$161
Interest on lease liabilities	12	11	41	11
Finance lease expense	285	172	745	172
Operating lease expense	2,016	1,471	5,436	3,868
Short-term lease expense	319	42	1,431	417
Variable lease expense	543	540	2,125	1,177
Total lease expense	$3,163	$2,225	$9,737	$5,634
The following table presents information related to our operating leases as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Right-of-use assets, net	$70,567	$71,547
Lease liabilities	69,631	70,404

Weighted average remaining lease term	34.3 years	34.8 years
Weighted average incremental borrowing rate	5.7%	5.7%
The following table presents supplemental cash flow information for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,300	$3,849
Noncash - ROU assets recorded for new and modified leases	1,284	10,831
The following table presents future minimum lease payments under non-cancellable operating leases as of September 30, 2022:

Remainder of 2022	$1,719
2023	6,747
2024	6,286
2025	5,966
2026	5,371
Thereafter	143,033
Total undiscounted lease payments	169,122
Less: Imputed interest	99,491
Total lease liabilities	$69,631
13. EQUITY-BASED COMPENSATION
Effective August 1, 2022, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the issuance of up to 30 million shares at inception. The Incentive Plan provides us the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the Board of Directors.
We account for equity-based compensation expense in accordance with ASC 718 Compensation-Stock Compensation and it is reported within operating expenses and general and administrative in the Consolidated and Combined Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our stock-based compensation expense recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2022	2021	2022	2021
Restricted Shares	$430	$553	$1,506	$2,664	$2,025	0.6
Common Units	947	175	1,536	617	3,277	1.0
Total	$1,377	$728	$3,042	$3,281	$5,302
Common Units
During the nine months ended September 30, 2022, we issued common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Additionally, during the nine months ended September 30, 2022, we issued separate common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to performance targets based on EBITDA as defined in the agreements, and the total expected compensation expense is recognized ratably over the vesting periods if it is probable that the performance conditions will be met. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Stock Options
In connection with our Redeemable Preferred Stock raise (see Note 18 for details), we granted to the Manager 10.9 million options to purchase common shares. These options had a grant date fair value of $18.1 million, which was recorded in stockholders’ equity and treated as an issuance cost of the Redeemable Preferred Stock. The fair value of these options was based on a Binomial Lattice Model and inputs were based on information available at the measurement date. The assumptions used in valuing the options were: a 2.58% risk-free rate, a 3.6% dividend yield, a 60% volatility, an early exercise multiple of 2.5x and a ten-year term.
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
The following table summarizes our retirement benefit plan costs for the three and nine months ended September 30, 2022. Service costs and interest costs are recorded in Operating expenses and Other (expense) income, respectively, in the Consolidated and Combined Consolidated Statements of Operations.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$438	$538	$1,314	$1,613
Interest costs	74	225	221	675
Total	$512	$763	$1,535	$2,288

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The total amount of employer contributions paid for the three and nine months ended September 30, 2022 was $1.1 million and $1.4 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2022 is $0.3 million.
15. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$(62)	$3	$—	$4
State and local	93	44	235	161
Foreign	—	—	—	—
Total current provision	31	47	235	165
Deferred:
Federal	1,225	(1,583)	3,832	(2,820)
State and local	299	(98)	1,019	(98)
Foreign	—	—	—	(2)
Total deferred provision	1,524	(1,681)	4,851	(2,920)
Provision for income taxes	$1,555	$(1,634)	$5,086	$(2,755)
Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was the responsibility of our Former Parent, except as related to certain wholly owned corporate subsidiaries of the infrastructure business. Taxable income or loss generated by us following the spin-off and by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to separate company state taxes, deferred taxes for tax deductible goodwill, and deferred taxes for certain long-lived assets.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to state taxes and the valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries.
As of and for the nine months ended September 30, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2022.
16. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
We are externally managed by the Manager. The Manager is paid annual fees and incentive fees in exchange for advising us on various aspects of our business, formulating our investment strategies, arranging for the acquisition and disposition of assets, arranging for financing, monitoring performance, and managing our day-to-day operations, inclusive of all costs incidental thereto. In addition, the Manager may be reimbursed for various expenses incurred by the Manager on our behalf, including the costs of legal, accounting and other administrative activities. On July 31, 2022, in connection with the spin-off, we and the Manager entered into the Management Agreement with an initial term of six years.
The Manager is entitled to a management fee, incentive fees (comprised of an Income Incentive Fee and a Capital Gains Incentive Fee described below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (including redeemable preferred stock and excluding non-controlling interests) of the Company determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
The income incentive fee is calculated and distributable quarterly in arrears based on the pre-incentive fee net income for the immediately preceding calendar quarter (the “Income Incentive Fee”). For this purpose, pre-incentive fee net income means, with respect to a calendar quarter, net income attributable to stockholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the independent directors. Pre-incentive allocation net income does not include any Income Incentive Fee or Capital Gains Incentive Fee (described below) paid to the Manager during the relevant quarter.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Manager is entitled to an Income Incentive Fee with respect to its pre-incentive fee net income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which pre-incentive fee net income, expressed as a rate of return on the average value of the Company’s net equity capital (excluding non-controlling interests) at the end of the two most recently completed calendar quarters, does not exceed 2% for such quarter (8% annualized); (2) 100% of pre-incentive fee net income of the Company with respect to that portion of such pre-incentive fee net income, if any, that equals or exceeds 2% but does not exceed 2.2223% for such quarter; and (3) 10% of pre-incentive fee net income of the Company, if any, that exceeds 2.2223% for portions of such quarter. These calculations will be prorated for any periods of less than three months.
Capital Gains Incentive Fee is calculated and paid in arrears as of the end of each calendar year and is equal to 10% of our pro rata share of cumulative realized gains from the date of the spin-off through the end of the applicable calendar year, net of our pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Fee payments were made to the Manager.
The management fee, income incentive allocation, and capital gains incentive allocation that are attributable to the operations of FTAI Infrastructure is recorded in the Management fees and incentive allocation to affiliate on the Consolidated and Combined Consolidated Statements of Operations. These amounts are allocated on the following basis:
Management fee—Management fee is allocated to FTAI Infrastructure by applying the calculation methodology described above to the equity of FTAI Infrastructure included in these Consolidated and Combined Consolidated Financial Statements.
Income Incentive Allocation and Capital Gains Incentive Allocation—The Income Incentive Allocation and Capital Gains Incentive Allocation are allocated to FTAI Infrastructure by applying the allocation calculation methodology described above to FTAI Infrastructure’s financial results in each respective period.
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these Consolidated and Combined Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$2,659	$3,829	$9,885	$11,244
Income Incentive Fee	—	—	—	—
Capital Gains Incentive Fee	—	—	—	—
Total	$2,659	$3,829	$9,885	$11,244
For periods post-spin, we pay all of our operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. For periods pre-spin, the Former Parent paid all of its operating expenses, except those specifically required to be borne by the Manager under the management agreement between the Former Parent and the Manager. The expenses required to be paid by the Company include, but are not limited to, issuance and transaction costs incident to the acquisition, disposition and financing of its assets, legal and auditing fees and expenses, the compensation and expenses of the Company’s independent directors, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs, etc.), expenses associated with other securities offerings, costs and expenses incurred in contracting with third parties (including affiliates of the Manager), the costs of printing and mailing proxies and reports to the stockholders, costs incurred by the Manager or its affiliates for travel on our behalf, costs associated with any computer software or hardware that is used by the Company, costs to obtain liability insurance to indemnify the Company’s directors and officers and the compensation and expenses of the transfer agent.
We pay or reimburse the Manager and its affiliates for performing certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants. The Manager is responsible for all of its other costs incident to the performance of its duties under the Management Agreement, including compensation of the Manager’s employees, rent for facilities and other “overhead” expenses; we do not reimburse the Manager for these expenses.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative	$581	$962	$2,809	$2,712
Acquisition and transaction expenses	49	240	899	720
Total	$630	$1,202	$3,708	$3,432
If we terminate the Management Agreement, we will generally be required to pay the Manager a termination fee. The termination fee is equal to the amount of the management fee during the 12 months immediately preceding such termination and an amount equal to the Income Incentive Fee and the Capital Gains Incentive Fee that would be paid to the Manager if the Company’s assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Upon the successful completion of an offering of our common shares or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common shares in an amount equal to 10% of the number of common shares being sold in the offering (or if the issuance relates to equity securities other than our common shares, options to purchase a number of common shares equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common share as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of a common share as of the date of the equity issuance if it relates to equity securities other than our common shares). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common shares to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 18.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated and Combined Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Accrued management fees	$1,751	$1,495
Other payables	630	1,075
As of September 30, 2022 and December 31, 2021, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2022 and December 31, 2021, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the Consolidated and Combined Consolidated Financial Statements. The carrying amount of this non-controlling interest at September 30, 2022 and December 31, 2021 was $(32.3) million and $(9.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-controlling interest share of net loss	$(8,002)	$(7,395)	$(23,273)	$(18,949)
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of September 30, 2022, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated and Combined Consolidated Balance Sheets. Additionally, other investors in FYX are also affiliates of our Manager.
17. SEGMENT INFORMATION
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefit (“OPEB”) liabilities and dividends and accretion expense of redeemable preferred stock. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and an investment in the majority stake of an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA.
Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest costs on pension and OPEB liabilities, and dividends and accretion expense related to redeemable preferred stock, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders and Former Parent, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders and Former Parent as determined in accordance with U.S. GAAP.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$39,186	$17,177	$1,879	$—	$—	$20,317	$78,559

Expenses
Operating expenses	22,003	14,194	4,266	298	—	20,173	60,934
General and administrative	—	—	—	—	—	3,208	3,208
Acquisition and transaction expenses	224	—	—	358	—	2,172	2,754
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,659	2,659
Depreciation and amortization	5,337	9,748	2,310	—	—	741	18,136
Total expenses	27,564	23,942	6,576	656	—	28,953	87,691

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,222)	(2,891)	33	(12,080)
Loss on sale of assets, net	(134)	—	—	—	—	—	(134)
Interest expense	(64)	(5,983)	(432)	—	—	(12,682)	(19,161)
Other (expense) income	(311)	(1,401)	—	(25)	473	132	(1,132)
Total other (expense) income	(509)	(7,384)	(432)	(9,247)	(2,418)	(12,517)	(32,507)
Income (loss) before income taxes	11,113	(14,149)	(5,129)	(9,903)	(2,418)	(21,153)	(41,639)
(Provision for) benefit from income taxes	(942)	2,114	—	—	(61)	444	1,555
Net income (loss)	12,055	(16,263)	(5,129)	(9,903)	(2,357)	(21,597)	(43,194)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	6	(8,002)	(212)	—	—	(173)	(8,381)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	9,263	9,263
Net income (loss) attributable to stockholders and Former Parent	$12,049	$(8,261)	$(4,917)	$(9,903)	$(2,357)	$(30,687)	$(44,076)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Three Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$18,419	$6,023	$(2,471)	$11,253	$(1,340)	$(5,780)	$26,104
Add: Non-controlling share of Adjusted EBITDA							4,502
Add: Equity in losses of unconsolidated entities							(12,080)
Less: Interest costs on pension and OPEB liabilities							(896)
Less: Dividends and accretion expense on redeemable preferred stock							(9,263)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(9,770)
Less: Interest expense							(19,161)
Less: Depreciation and amortization expense							(18,136)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							310
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(2,754)
Less: Equity-based compensation expense							(1,377)
Less: Provision for income taxes							(1,555)
Net loss attributable to stockholders and Former Parent							$(44,076)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$113,887	$44,751	$1,533	$—	$—	$30,404	$190,575

Expenses
Operating expenses	63,933	41,578	12,264	466	10	29,980	148,231
General and administrative	—	—	—	—	—	8,136	8,136
Acquisition and transaction expenses	579	—	—	358	29	14,896	15,862
Management fees and incentive allocation to affiliate	—	—	—	—	—	9,885	9,885
Depreciation and amortization	15,128	29,187	7,055	—	—	1,081	52,451
Total expenses	79,640	70,765	19,319	824	39	63,978	234,565

Other expense
Equity in losses of unconsolidated entities	—	—	—	(43,574)	(4,529)	121	(47,982)
Loss on sale of assets, net	(134)	—	—	—	—	—	(134)
Interest expense	(143)	(18,220)	(1,060)	—	—	(12,683)	(32,106)
Other (expense) income	(976)	(2,791)	—	(25)	1,553	95	(2,144)
Total other expense	(1,253)	(21,011)	(1,060)	(43,599)	(2,976)	(12,467)	(82,366)
Income (loss) before income taxes	32,994	(47,025)	(18,846)	(44,423)	(3,015)	(46,041)	(126,356)
Provision for income taxes	2,391	2,251	—	—	—	444	5,086
Net income (loss)	30,603	(49,276)	(18,846)	(44,423)	(3,015)	(46,485)	(131,442)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	6	(23,273)	(862)		—	(198)	(24,327)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	9,263	9,263
Net income (loss) attributable to stockholders and Former Parent	$30,597	$(26,003)	$(17,984)	$(44,423)	$(3,015)	$(55,550)	$(116,378)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Nine Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$50,793	$13,987	$(10,826)	$24,652	$(1,643)	$(17,743)	$59,220
Add: Non-controlling share of Adjusted EBITDA							12,034
Add: Equity in losses of unconsolidated entities							(47,982)
Less: Interest costs on pension and OPEB liabilities							(896)
Less: Dividends and accretion expense on redeemable preferred stock							(9,263)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(22,002)
Less: Interest expense							(32,106)
Less: Depreciation and amortization expense							(52,451)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,058
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(15,862)
Less: Equity-based compensation expense							(3,042)
Less: Benefit from income taxes							(5,086)
Net loss attributable to stockholders and Former Parent							$(116,378)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2021

	Three Months Ended September 30, 2021
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$25,344	$11,902	$(458)	$—	$—	$—	$36,788

Expenses
Operating expenses	14,374	12,441	5,254	19	—	—	32,088
General and administrative	—	—	—	—	—	2,508	2,508
Acquisition and transaction expenses	851	—	—	—	—	4,491	5,342
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,829	3,829
Depreciation and amortization	5,426	9,405	2,300	—	—	—	17,131
Total expenses	20,651	21,846	7,554	19	—	10,828	60,898

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(1,620)	—	75	(1,545)
Interest expense	(20)	(4,080)	(284)		—	—	(4,384)
Other expense	(197)	(2,091)	—	(3,955)	—	(1)	(6,244)
Total other (expense) income	(217)	(6,171)	(284)	(5,575)	—	74	(12,173)
Income (loss) before income taxes	4,476	(16,115)	(8,296)	(5,594)	—	(10,754)	(36,283)
Provision for (benefit from) income taxes	681	48	—	(2,363)	—	—	(1,634)
Net income (loss)	3,795	(16,163)	(8,296)	(3,231)	—	(10,754)	(34,649)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(7,189)	(174)	—	—	—	(7,363)
Net income (loss) attributable to Former Parent	$3,795	$(8,974)	$(8,122)	$(3,231)	$—	$(10,754)	$(27,286)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Three Months Ended September 30, 2021
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$10,773	$1,945	$(1,022)	$3,787	$—	$(6,317)	$9,166
Add: Non-controlling share of Adjusted EBITDA							3,420
Add: Equity in income of unconsolidated entities							(1,545)
Less: Interest costs on pension and OPEB liabilities							—
Less: Dividends and accretion expense on redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(7,782)
Less: Interest expense							(4,384)
Less: Depreciation and amortization expense							(17,131)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(4,594)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(5,342)
Less: Equity-based compensation expense							(728)
Less: Provision for income taxes							1,634
Net loss attributable to Former Parent							$(27,286)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$28,544	$34,148	$9,982	$—	$—	$—	$72,674

Expenses
Operating expenses	18,065	35,939	12,141	61	—	—	66,206
General and administrative	—	—	—	—	—	6,173	6,173
Acquisition and transaction expenses	851	—	—	—	—	8,009	8,860
Management fees and incentive allocation to affiliate	—	—	—	—	—	11,244	11,244
Depreciation and amortization	5,736	26,438	6,726	—	—	—	38,900
Total expenses	24,652	62,377	18,867	61	—	25,426	131,383

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,262)	—	452	(8,810)
Gain on sale of assets, net	—	—	16	—	—	—	16
Interest expense	(42)	(8,496)	(858)	—	—	—	(9,396)
Other expense	(195)	(2,795)	—	(3,864)	—	(1)	(6,855)
Total other (expense) income	(237)	(11,291)	(842)	(13,126)	—	451	(25,045)
Income (loss) before income taxes	3,655	(39,520)	(9,727)	(13,187)	—	(24,975)	(83,754)
Provision for (benefit from) income taxes	681	163	—	(3,599)	—	—	(2,755)
Net income (loss)	2,974	(39,683)	(9,727)	(9,588)	—	(24,975)	(80,999)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(18,742)	(207)	—	—	—	(18,949)
Net income (loss) attributable to Former Parent	$2,974	$(20,941)	$(9,520)	$(9,588)	$—	$(24,975)	$(62,050)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Nine Months Ended September 30, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$10,284	$8,328	$(3,512)	$6,787	$—	$(17,363)	$4,524
Add: Non-controlling share of Adjusted EBITDA							8,706
Add: Equity in losses of unconsolidated entities							(8,810)
Less: Interest costs on pension and OPEB liabilities							—
Less: Dividends and accretion expense on redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(10,767)
Less: Interest expense							(9,396)
Less: Depreciation and amortization expense							(38,900)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,979
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(8,860)
Less: Equity-based compensation expense							(3,281)
Less: Benefit from income taxes							2,755
Net loss attributable to Former Parent							$(62,050)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$94,213	$182,054	$35,156	$13	$20,302	$20,798	$352,536
Non-current assets	679,787	1,103,898	286,860	7,401	74,528	20,458	2,172,932
Total assets	774,000	1,285,952	322,016	7,414	94,830	41,256	2,525,468

Debt, net	—	705,192	25,000	—	—	461,693	1,191,885

Current liabilities	58,542	63,908	15,742	1,703	—	31,893	171,788
Non-current liabilities	57,060	762,980	28,028	235,241	—	462,565	1,545,874
Total liabilities	115,602	826,888	43,770	236,944	—	494,458	1,717,662

Redeemable preferred stock	—	—	—	—	—	251,955	251,955

Non-controlling interests in equity of consolidated subsidiaries	1,086	(24,371)	1,336	—	—	4,211	(17,738)
Total equity	658,398	459,064	278,246	(229,530)	94,830	(705,157)	555,851
Total liabilities, redeemable preferred stock and equity	$774,000	$1,285,952	$322,016	$7,414	$94,830	$41,256	$2,525,468

	December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$72,965	$296,753	$34,944	$357	$7,680	$285	$412,984
Non-current assets	695,631	987,678	281,599	—	53,153	11,256	2,029,317
Total assets	768,596	1,284,431	316,543	357	60,833	11,541	2,442,301

Debt, net	—	693,624	25,000	—	—	—	718,624

Current liabilities	56,690	67,612	5,135	20	—	10	129,467
Non-current liabilities	52,179	753,113	27,966	17,530	—	—	850,788
Total liabilities	108,869	820,725	33,101	17,550	—	10	980,255

Non-controlling interests in equity of consolidated subsidiaries	—	(2,604)	1,888	—	—	625	(91)
Total equity	659,727	463,706	283,442	(17,193)	60,833	11,531	1,462,046
Total liabilities and equity	$768,596	$1,284,431	$316,543	$357	$60,833	$11,541	$2,442,301

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
18. REDEEMABLE PREFERRED STOCK
On August 1, 2022, the Company issued and sold 300,000 shares of Redeemable Preferred Stock at a price of $1,000 per share and $0.01 par value. The shares were issued at a 3% discount for net proceeds of $291.0 million. The Company also issued two classes of warrants to the preferred stockholders (see Note 19). The fair value of the Redeemable Preferred Stock and the warrants at issuance were determined to be $242.7 million and $13.8 million, respectively. The Company incurred $16.4 million of issuance costs related to the Redeemable Preferred Stock and warrants. Additionally, the Company issued options to the Manager with a total fair value of $18.1 million (see Note 16).
The Redeemable Preferred Stock has the following rights, preferences and restrictions:
Voting
Each holder of the Redeemable Preferred Stock will have one vote per share on any matter on which holders of the Redeemable Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of shares of the Redeemable Preferred Stock do not otherwise have any voting rights.
Liquidation Preference
The Redeemable Preferred Stock ranks senior to the common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Upon a liquidation, dissolution or winding up of the affairs of the Company, each share of Redeemable Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price paid by the purchaser, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the purchase price, plus $150.0 million of cash Dividends (the ”Base Preferred Return Amount”).
Dividends
Dividends on the Redeemable Preferred Stock are payable at a rate equal to 14.0% per annum subject to increase in accordance with the terms of the Redeemable Preferred Stock. Specifically, the rate will be increased by 2.0% per annum for any periods during the first two years following closing of the issuance of the Redeemable Preferred Stock, where the dividend is not paid in cash. Prior to the second anniversary of the issuance date, such dividends will automatically accrue and accumulate on each share of Redeemable Preferred Stock, whether or not declared and paid, or they may be paid in cash at our discretion. After the second anniversary of the issuance date, we are required to pay such dividends in cash. Failure to pay such dividends will result in a dividend rate equal to 18.0% per annum, and a failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date will constitute an event of noncompliance. The dividend rate on the Preferred Stock will increase by 1.0% per annum beginning on the fifth anniversary of the issuance date of the Redeemable Preferred Stock.
As of September 30, 2022, the Company has $8.2 million of dividends paid-in-kind increasing our Redeemable Preferred Stock balance.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in dividends and accretion on redeemable preferred stock on the Consolidated Statement of Operations, totaled $1.1 million for the three and nine months ended September 30, 2022.
Redemption
Mandatory Redemption: The Redeemable Preferred Stock is not mandatorily redeemable at the option of the holders, except upon the occurrence of any (i) bankruptcy event, (ii) any change of control event, or (iii) any debt acceleration event (together with any bankruptcy event and change of control event) (each a “Mandatory Redemption Event”). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, we will be required to redeem all preferred stock in cash at the greater of the (i) Liquidation Preference, and (ii) the Base Preferred Return Amount at the date of redemption.

Optional Redemption: The Redeemable Preferred Stock is optionally redeemable at the option of the Company, at any time, at the greater of the (i) Liquidation Preference, and (ii) the Base Preferred Return Amount at the date of redemption. Upon certain contingent events or events of noncompliance, the preferred stockholders have the right to a majority of the board seats of the Company.
If the Redeemable Preferred Stock were redeemed as of September 30, 2022, it would be redeemable for $450.0 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
19. EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding, plus any participating securities. Diluted EPS is calculated by dividing net income attributable to stockholders by the weighted average number of common shares outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss	$(43,194)	$(34,649)	$(131,442)	$(80,999)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(8,381)	(7,363)	(24,327)	(18,949)
Less: Dividends and accretion on redeemable preferred stock	9,263	—	9,263	—
Net loss attributable to stockholders	$(44,076)	$(27,286)	$(116,378)	$(62,050)
Weighted Average Common Shares Outstanding - Basic (1)	102,730,033	99,387,467	102,730,033	99,387,467
Weighted Average Common Shares Outstanding - Diluted (1)	102,730,033	99,387,467	102,730,033	99,387,467

Loss per share:
Basic	$(0.43)	$(0.27)	$(1.13)	$(0.62)
Diluted	$(0.43)	$(0.27)	$(1.13)	$(0.62)
________________________________________________________
(1) Three and nine months ended September 30, 2022 include penny warrants which can be converted into a fixed amount of our shares.
For the three and nine months ended September 30, 2022, 904,796 and 904,796 shares, respectively, have been excluded from the calculation of Diluted EPS because the impact would be anti-dilutive.
On the Separation Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the three and nine months ended September 30, 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.
In addition, as of the Separation Date, each FTAI option held by the Manager or by the directors, officers, employees, service providers, consultants and advisors of the Manager was converted into an adjusted FTAI option and a new FTAI Infrastructure option. The exercise price of each adjusted FTAI Infrastructure option was set to collectively maintain the intrinsic value of the FTAI option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted FTAI option and the FTAI Infrastructure option, respectively, to the fair market value of the underlying shares. The terms and conditions applicable to each FTAI Infrastructure option are substantially similar to the terms and conditions otherwise applicable to the FTAI option.
Common Stock Warrants
On August 1, 2022, in connection with the Redeemable Preferred Stock raise, the Company issued two classes of warrants to the redeemable preferred stockholders. The Series I Warrants represent the right to purchase 3,342,566 shares of common stock, at an exercise price of $10.00 per share, and the Series II Warrants represent the right to purchase 3,342,566 shares of common stock at an exercise price of $0.01 per share. Both classes of warrants expire on the earlier of August 1, 2030 or a change in control. The Series II Warrants will participate on an as-converted basis in any dividends with respect to the common stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	—	$—	—
Issued	6,685,132	5.01	7.8
Expired	—	—	—
Exercised	—	—	—
Outstanding as of September 30, 2022	6,685,132	$5.01	7.8
Warrants exercisable as of September 30, 2022	6,685,132	$5.01	7.8
20. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
We have entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved during the quarter ended September 30, 2022.
Jefferson Terminal entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson Terminal is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $6.4 million for the next twelve months.
21. SUBSEQUENT EVENTS
Dividends
On October 31, 2022, our Board of Directors declared a cash dividend on our common shares of $0.03 per share for the quarter ended September 30, 2022, payable on November 28, 2022 to the holders of record on November 14, 2022.
Director Options
On October 31, 2022, the Company issued an aggregate of 15,000 stock options (5,000 options each) to its three independent directors pursuant to the Incentive Plan with a term of 10 years and strike price of $2.75.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand FTAI Infrastructure Inc. (the “Company,” “we,” “our” or “us”). Our MD&A should be read in conjunction with our unaudited Consolidated and Combined Consolidated Financial Statements and the accompanying notes, and with Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation and energy industries. We were formed as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of Fortress Transportation and Infrastructure Investors LLC (the “Former Parent” or “FTAI”), on December 13, 2021. In connection with the spin-off, as described below, we converted into FTAI Infrastructure Inc., a Delaware corporation, and hold all the material assets and investments that comprise FTAI's infrastructure business. Prior to the spin-off, we were a subsidiary of FTAI, which is a Nasdaq-listed company that is externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”).
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroads business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. Our Power and Gas business develops and operates facilities, such as a 485 megawatt power plant at our Long Ridge terminal in Ohio through our equity method investment, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of September 30, 2022, we had total consolidated assets of $2.5 billion and total temporary equity and equity of $0.8 billion.
Spin-Off of FTAI Infrastructure
On August 1, 2022, FTAI distributed to the holders of FTAI common shares as of July 21, 2022 one share of FTAI Infrastructure Inc. common stock for each FTAI common share held.
FTAI Infrastructure Inc. was spun out in an entity taxed as a corporation for U.S. federal income tax purposes and holds FTAI’s (i) Jefferson Terminal business, (ii) Repauno business, (iii) Long Ridge investment (iv) Transtar business, (v) Aleon and Gladieux investment, (vi) KRS business, (vii) Clean Planet USA investment, (viii) FYX business, (ix) CarbonFree business, and (x) Containers business. FTAI Infrastructure retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure entered into subscription agreements to issue $300.0 million of redeemable preferred stock and warrants and sold $500.0 million of 10.500% senior secured notes due 2027, the net proceeds of which were remitted to FTAI in connection with the separation.
FTAI Infrastructure Inc. is externally managed by the Manager. In connection with the spin-off, FTAI Infrastructure Inc. entered into a management agreement with the Manager (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Former Parent and the Manager. The Management Agreement has an initial term of six years. The Manager will be entitled to a management fee, incentive fees (comprised of income incentive fees and capital gains incentive fees) and reimbursement of certain expenses on substantially similar terms as the previously held agreements with the Manager, except that all fees will be paid pursuant to the Management Agreement rather than by one of FTAI Infrastructure Inc.’s subsidiaries.
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion. We are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business.

Impact of COVID-19
The ongoing COVID-19 pandemic has adversely affected our Jefferson Terminal business in several material ways since 2020. In particular, although difficult to quantify the impact, the pandemic adversely affected macro trends in refinery utilization rates in the United States and the global consumption of petroleum and liquid fuels in 2020 and part of 2021, which adversely affected our revenues for our Jefferson Terminal business. In addition, we were unable to complete certain new customer contracts and certain of our existing customers did not increase volumes as anticipated which also adversely affected our revenues for those periods. Recently, however, we have seen the activity starting to normalize and Jefferson Terminal crude throughput has ramped back up to pre-pandemic levels.
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
Operating Segments
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion expense of the redeemable preferred stock. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal port located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree and all three investments are development stage businesses focused on sustainability and recycling, and all three investments are in development stages.
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and an investment in the majority stake of an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
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

Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest costs on pension and OPEB liabilities, and dividends and accretion expense related to redeemable preferred stock, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three and nine months ended September 30, 2022 and 2021
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$758	$791	$(33)	$2,465	$1,653	$812
Rail revenues	38,737	24,986	13,751	112,483	28,186	84,297
Terminal services revenues	16,964	11,469	5,495	43,975	33,010	10,965
Other revenue	22,100	(458)	22,558	31,652	9,825	21,827
Total revenues	78,559	36,788	41,771	190,575	72,674	117,901

Expenses
Operating expenses	60,934	32,088	28,846	148,231	66,206	82,025
General and administrative	3,208	2,508	700	8,136	6,173	1,963
Acquisition and transaction expenses	2,754	5,342	(2,588)	15,862	8,860	7,002
Management fees and incentive allocation to affiliate	2,659	3,829	(1,170)	9,885	11,244	(1,359)
Depreciation and amortization	18,136	17,131	1,005	52,451	38,900	13,551
Total expenses	87,691	60,898	26,793	234,565	131,383	103,182

Other expense
Equity in losses of unconsolidated entities	(12,080)	(1,545)	(10,535)	(47,982)	(8,810)	(39,172)
(Loss) gain on sale of assets, net	(134)	—	(134)	(134)	16	(150)
Interest expense	(19,161)	(4,384)	(14,777)	(32,106)	(9,396)	(22,710)
Other expense	(1,132)	(6,244)	5,112	(2,144)	(6,855)	4,711
Total other expense	(32,507)	(12,173)	(20,334)	(82,366)	(25,045)	(57,321)
Loss from before income taxes	(41,639)	(36,283)	(5,356)	(126,356)	(83,754)	(42,602)
Provision for (benefit from) income taxes	1,555	(1,634)	3,189	5,086	(2,755)	7,841
Net loss	(43,194)	(34,649)	(8,545)	(131,442)	(80,999)	(50,443)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,381)	(7,363)	(1,018)	(24,327)	(18,949)	(5,378)
Less: Dividends and accretion on redeemable preferred stock	9,263	—	9,263	9,263	—	9,263
Net loss attributable to stockholders and Former Parent	$(44,076)	$(27,286)	$(16,790)	$(116,378)	$(62,050)	$(54,328)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(44,076)	$(27,286)	$(16,790)	$(116,378)	$(62,050)	$(54,328)
Add: Provision for (benefit from) income taxes	1,555	(1,634)	3,189	5,086	(2,755)	7,841
Add: Equity-based compensation expense	1,377	728	649	3,042	3,281	(239)
Add: Acquisition and transaction expenses	2,754	5,342	(2,588)	15,862	8,860	7,002
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(310)	4,594	(4,904)	(1,058)	(1,979)	921
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	18,136	17,131	1,005	52,451	38,900	13,551
Add: Interest expense	19,161	4,384	14,777	32,106	9,396	22,710
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	9,770	7,782	1,988	22,002	10,767	11,235
Add: Dividends and accretion expense on redeemable preferred stock	9,263	—	9,263	9,263	—	9,263
Add: Interest costs on pension and OPEB liabilities	896	—	896	896	—	896
Less: Equity in losses of unconsolidated entities	12,080	1,545	10,535	47,982	8,810	39,172
Less: Non-controlling share of Adjusted EBITDA (2)	(4,502)	(3,420)	(1,082)	(12,034)	(8,706)	(3,328)
Adjusted EBITDA (non-GAAP)	$26,104	$9,166	$16,938	$59,220	$4,524	$54,696
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $(12,177) and $(3,794), (ii) interest expense of $7,551 and $300, (iii) depreciation and amortization expense of $7,883 and $2,953, (iv) acquisition and transaction expenses of $(16) and $—, (v) changes in fair value of non-hedge derivative instruments of $6,432 and $8,323, (vi) equity-based compensation of $95 and $— and (vii) asset impairment of $2 and $—, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $(48,184) and $(9,286), (ii) interest expense of $20,809 and $827, (iii) depreciation and amortization expense of $20,516 and $6,678, (iv) acquisition and transaction expenses of $375 and $—, (v) changes in fair value of non-hedge derivative instruments of $28,164 and $12,524, (vi) asset impairment of $34 and $24 and (vii) equity-based compensation of $288 and $—, respectively.
(2) Includes the following items for the three months ended September 30, 2022 and 2021: (i) equity-based compensation of $102 and $130, (ii) provision for income taxes of $464 and $11, (iii) interest expense of $1,326 and $926, (iv) depreciation and amortization expense of $2,507 and $2,195, (v) changes in fair value of non-hedge derivative instruments of $(15) and $158, (vi) acquisition and transaction expenses of $117 and $— and (vii) interest costs on pension and OPEB liabilities of $1 and $—, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) equity based compensation of $352 and $620, (ii) provision for income taxes of $494 and $37, (iii) interest expense of $4,029 and $1,939, (iv) depreciation and amortization expense of $7,091 and $6,178, (v) changes in fair value of non-hedge derivative instruments of $(50) and $(68), (vi) acquisition and transaction expenses of $117 and $— and (vii) interest costs on pension and OPEB liabilities of $1 and $—, respectively.
Revenue
Comparison of the three months ended September 30, 2022 and 2021
Total revenues increased $41.8 million primarily due to higher revenues of $13.8 million in the Railroad segment, $5.3 million in the Jefferson Terminal segment and $20.3 million in the Corporate and Other segment.
Rail revenues increased $13.8 million due to our acquisition of Transtar in July 2021.
Terminal services revenues increased $5.5 million primarily due to higher volumes at Jefferson Terminal.
Other revenue increased $22.6 million, primarily due to the acquisition of a majority stake in and consolidation of FYX in May 2022.

Comparison of the nine months ended September 30, 2022 and 2021
Total revenues increased $117.9 million, primarily due to higher revenues of $85.3 million in the Railroad segment, $10.6 million in the Jefferson Terminal segment and $30.4 million in the Corporate and Other segment.
Rail revenues increased $84.3 million due to our acquisition of Transtar in July 2021.
Terminal services revenues increased $11.0 million primarily due to higher volumes at Jefferson Terminal.
Other revenue increased $21.8 million, primarily due to the acquisition of a majority stake in and consolidation of FYX in May 2022.
Expenses
Comparison of the three months ended September 30, 2022 and 2021
Total expenses increased $26.8 million, primarily due to increased operating expenses, offset by lower acquisition and transaction expenses.
Operating expenses increased $28.8 million which primarily reflects:
•an increase of $15.6 million in cost of sales in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;
•an increase of $6.1 million in compensation and benefits expense in the Railroad segment primarily due to the acquisition of Transtar in July 2021 and $2.8 million in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;
•an increase in facility operating expense of $2.8 million in the Railroad segment due to the acquisition of Transtar in July 2021; and
•an increase of $2.3 million in repairs and maintenance expense in the Railroad segment primarily due to the acquisition of Transtar in July 2021.
Acquisition and transaction expenses decreased $2.6 million primarily due to professional fees related to the Transtar transaction costs incurred in 2021.
Comparison of the nine months ended September 30, 2022 and 2021
Total expenses increased $103.2 million, primarily due to higher (i) operating expenses, (ii) depreciation and amortization and (iii) acquisition and transaction expenses.
Operating expenses increased $82.0 million which primarily reflects:
•an increase of $29.2 million in compensation and benefits expense in the Railroad segment primarily due to the acquisition of Transtar in July 2021 and $4.1 million in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;
•an increase of $23.5 million in cost of sales in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;
•an increase in facility operating expense of $14.6 million in the Railroad segment due to the acquisition of Transtar in July 2021 and $3.4 million in the Jefferson Terminal segment due to increased terminal activity; and
•an increase of $5.9 million in repairs and maintenance expense in the Railroad segment primarily due to the acquisition of Transtar in July 2021.
Depreciation and amortization increased $13.6 million primarily due to (i) assets placed into service at Jefferson Terminal and (ii) the acquisition of Transtar in July 2021.
Acquisition and transaction expenses increased $7.0 million primarily due to professional fees related to strategic transactions.
Other expense
Total other expense increased $20.3 million during the three months ended September 30, 2022 which primarily reflects (i) an increase of $10.5 million in equity in losses of unconsolidated entities primarily due to realized and unrealized losses on power swaps at Long Ridge and (ii) an increase of $14.8 million in interest expense which reflects an increase in the average outstanding debt of approximately $317.6 million from the Senior Notes due 2027 (the "2027 Notes”) issued in July 2022.
Total other expense increased $57.3 million during the nine months ended September 30, 2022, which primarily reflects (i) an increase of $39.2 million in equity in losses of unconsolidated entities primarily due to realized and unrealized losses on power swaps at Long Ridge and (ii) an increase of $22.7 million in interest expense, which reflects an increase in the average outstanding debt of approximately $158.8 million from the 2027 Notes issued in July 2022.

Net loss
Net loss increased $8.5 million and $50.4 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $16.9 million and $54.7 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$449	$358	$91	$1,490	$358	$1,132
Rail revenues	38,737	24,986	13,751	112,397	28,186	84,211
Total revenues	39,186	25,344	13,842	113,887	28,544	85,343

Expenses
Operating expenses	22,003	14,374	7,629	63,933	18,065	45,868
Acquisition and transaction expenses	224	851	(627)	579	851	(272)
Depreciation and amortization	5,337	5,426	(89)	15,128	5,736	9,392
Total expenses	27,564	20,651	6,913	79,640	24,652	54,988

Other expense
Loss on sale of assets, net	(134)	—	(134)	(134)	—	(134)
Interest expense	(64)	(20)	(44)	(143)	(42)	(101)
Other expense	(311)	(197)	(114)	(976)	(195)	(781)
Total other expense	(509)	(217)	(292)	(1,253)	(237)	(1,016)
Income before income taxes	11,113	4,476	6,637	32,994	3,655	29,339
(Benefit from) provision for income taxes	(942)	681	(1,623)	2,391	681	1,710
Net income	12,055	3,795	8,260	30,603	2,974	27,629
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	6	—	6	6	—	6
Net income attributable to stockholders and Former Parent	$12,049	$3,795	$8,254	$30,597	$2,974	$27,623

The following table sets forth a reconciliation of net income attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net income attributable to stockholders and Former Parent	$12,049	$3,795	$8,254	$30,597	$2,974	$27,623
Add: (Benefit from) provision for income taxes	(942)	681	(1,623)	2,391	681	1,710
Add: Equity-based compensation expense	811	—	811	1,079	—	1,079
Add: Acquisition and transaction expenses	224	851	(627)	579	851	(272)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,337	5,426	(89)	15,128	5,736	9,392
Add: Interest expense	64	20	44	143	42	101
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion expense on redeemable preferred stock	—	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	896	—	896	896	—	896
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(20)	—	(20)	(20)	—	(20)
Adjusted EBITDA	$18,419	$10,773	$7,646	$50,793	$10,284	$40,509
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022: (i) equity-based compensation of $1, (ii) provision for income taxes of $2, (iii) depreciation and amortization expense of $16, and (iv) interest costs on pension and OPEB liabilities of $1. Includes the following items for the nine months ended September 30, 2022: (i) equity-based compensation of $1, (ii) provision for income taxes of $2, (iii) depreciation and amortization expense of $16, and (iv) interest costs on pension and OPEB liabilities of $1.
Revenues
Total revenues increased $13.8 million and $85.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of Transtar on July 28, 2021.
Expenses
Total expenses increased $6.9 million and $55.0 million during the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of Transtar on July 28, 2021.
Other expense
Total other expense increased $0.3 million and $1.0 million during the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of Transtar on July 28, 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $7.6 million and $40.5 million during the three and nine months ended September 30, 2022, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Lease income	$309	$433	$(124)	$975	$1,295	$(320)
Terminal services revenues	16,868	11,469	5,399	43,776	32,853	10,923
Total revenues	17,177	11,902	5,275	44,751	34,148	10,603

Expenses
Operating expenses	14,194	12,441	1,753	41,578	35,939	5,639
Depreciation and amortization	9,748	9,405	343	29,187	26,438	2,749
Total expenses	23,942	21,846	2,096	70,765	62,377	8,388

Other expense
Interest expense	(5,983)	(4,080)	(1,903)	(18,220)	(8,496)	(9,724)
Other expense	(1,401)	(2,091)	690	(2,791)	(2,795)	4
Total other expense	(7,384)	(6,171)	(1,213)	(21,011)	(11,291)	(9,720)
Loss before income taxes	(14,149)	(16,115)	1,966	(47,025)	(39,520)	(7,505)
Provision for income taxes	2,114	48	2,066	2,251	163	2,088
Net loss	(16,263)	(16,163)	(100)	(49,276)	(39,683)	(9,593)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(8,002)	(7,189)	(813)	(23,273)	(18,742)	(4,531)
Net loss attributable to stockholders and Former Parent	$(8,261)	$(8,974)	$713	$(26,003)	$(20,941)	$(5,062)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(8,261)	$(8,974)	$713	$(26,003)	$(20,941)	$(5,062)
Add: Provision for income taxes	2,114	48	2,066	2,251	163	2,088
Add: Equity-based compensation expense	430	553	(123)	1,506	2,664	(1,158)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	9,748	9,405	343	29,187	26,438	2,749
Add: Interest expense	5,983	4,080	1,903	18,220	8,496	9,724
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion expense on redeemable preferred stock	—	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(3,991)	(3,167)	(824)	(11,174)	(8,492)	(2,682)
Adjusted EBITDA (non-GAAP)	$6,023	$1,945	$4,078	$13,987	$8,328	$5,659
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) equity-based compensation of $94 and $124, (ii) provision for income taxes of $462 and $11, (iii) interest expense of $1,306 and $917 and (iv) depreciation and amortization expense of $2,129 and $2,115, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) equity-based compensation of $329 and $599, (ii) provision for income taxes of $492 and $37, (iii) interest expense of $3,979 and $1,910 and (iv) depreciation and amortization expense of $6,374 and $5,946, respectively.
Revenues
Total revenues increased $5.3 million during the three months ended September 30, 2022 which reflects an increase in terminal services revenue of $5.4 million primarily due to higher volumes.
Total revenues increased $10.6 million during the nine months ended September 30, 2022 which reflects an increase in terminal services revenue of $10.9 million primarily due to higher volumes.
Expenses
Total expenses increased $2.1 million during the three months ended September 30, 2022, which reflects:
•an increase in operating expenses of $1.8 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $0.3 million due to additional assets being placed into service.
Total expenses increased $8.4 million during the nine months ended September 30, 2022, which reflects:
•an increase in operating expenses of $5.6 million primarily due to increased terminal activity; and
•an increase in depreciation and amortization of $2.7 million due to additional assets being placed into service.
Other expense
Other expense increased $1.2 million during the three months ended September 30, 2022, which reflects an increase of $1.9 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.
Other expense increased $9.7 million during the nine months ended September 30, 2022, which reflects an increase of $9.7 million due to the issuance of the Series 2021 Bonds in August 2021 and additional borrowings related to the EB-5 Loan Agreement.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.1 million and $5.7 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Rail revenues	$—	$—	$—	$86	$—	$86
Terminal services revenues	96	—	96	199	157	42
Other revenue	1,783	(458)	2,241	1,248	9,825	(8,577)
Total revenues	1,879	(458)	2,337	1,533	9,982	(8,449)

Expenses
Operating expenses	4,266	5,254	(988)	12,264	12,141	123
Depreciation and amortization	2,310	2,300	10	7,055	6,726	329
Total expenses	6,576	7,554	(978)	19,319	18,867	452

Other expense
Gain on sale of assets, net	—	—	—	—	16	(16)
Interest expense	(432)	(284)	(148)	(1,060)	(858)	(202)
Total other expense	(432)	(284)	(148)	(1,060)	(842)	(218)
Loss before income taxes	(5,129)	(8,296)	3,167	(18,846)	(9,727)	(9,119)
Provision for income taxes	—	—	—	—	—	—
Net loss	(5,129)	(8,296)	3,167	(18,846)	(9,727)	(9,119)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(212)	(174)	(38)	(862)	(207)	(655)
Net loss attributable to stockholders and Former Parent	$(4,917)	$(8,122)	$3,205	$(17,984)	$(9,520)	$(8,464)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(4,917)	$(8,122)	$3,205	$(17,984)	$(9,520)	$(8,464)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	136	175	(39)	457	617	(160)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(310)	4,594	(4,904)	(1,058)	(1,979)	921
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,310	2,300	10	7,055	6,726	329
Add: Interest expense	432	284	148	1,060	858	202
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion expense on redeemable preferred stock	—	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(122)	(253)	131	(356)	(214)	(142)
Adjusted EBITDA (non-GAAP)	$(2,471)	$(1,022)	$(1,449)	$(10,826)	$(3,512)	$(7,314)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) equity-based compensation of $7 and $6, (ii) interest expense of $20 and $9, (iii) depreciation and amortization expense of $110 and $80 and (iv) changes in fair value of non-hedge derivative instruments of $(15) and $158, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) equity-based compensation of $22 and $21, (ii) interest expense of $50 and $29, (iii) depreciation and amortization expense of $334 and $232 and (iv) changes in fair value of non-hedge derivative instruments of $(50) and $(68), respectively.
Revenues
Total revenue increased $2.3 million during the three months ended September 30, 2022 primarily due to gains on butane forward purchase contracts, offset by a net decrease in sales from margin compression.
Total revenue decreased $8.4 million during the nine months ended September 30, 2022 primarily due to a loss on butane forward purchase contracts and margin compression.
Expenses
Total expenses decreased $1.0 million during the three months ended September 30, 2022 which reflects lower operating expenses of $1.0 million due to decreased activity and sales from margin compression.
Total expenses increased $0.5 million during the nine months ended September 30, 2022 which reflects higher depreciation and amortization of $0.3 million due to additional assets placed into service.
Other expense
Total other expense increased $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, which reflects an increase in interest expense due to an increase in the borrowing rate on the revolver.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.4 million and $7.3 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	298	19	279	466	61	405
Acquisition and transaction expenses	358	—	358	358	—	358
Total expenses	656	19	637	824	61	763

Other expense
Equity in losses of unconsolidated entities	(9,222)	(1,620)	(7,602)	(43,574)	(9,262)	(34,312)
Other expense	(25)	(3,955)	3,930	(25)	(3,864)	3,839
Total other expense	(9,247)	(5,575)	(3,672)	(43,599)	(13,126)	(30,473)
Loss before income taxes	(9,903)	(5,594)	(4,309)	(44,423)	(13,187)	(31,236)
Benefit from income taxes	—	(2,363)	2,363	—	(3,599)	3,599
Net loss	(9,903)	(3,231)	(6,672)	(44,423)	(9,588)	(34,835)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to stockholders and Former Parent	$(9,903)	$(3,231)	$(6,672)	$(44,423)	$(9,588)	$(34,835)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(9,903)	$(3,231)	$(6,672)	$(44,423)	$(9,588)	$(34,835)
Add: Benefit from income taxes	—	(2,363)	2,363	—	(3,599)	3,599
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	358	—	358	358	—	358
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	11,576	7,761	3,815	25,143	10,712	14,431
Add: Dividends and accretion expense on redeemable preferred stock	—	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	9,222	1,620	7,602	43,574	9,262	34,312
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$11,253	$3,787	$7,466	$24,652	$6,787	$17,865
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $(9,222) and $(3,789), (ii) interest expense of $6,720 and $274, (iii) depreciation and amortization expense of $7,565 and $2,953, (iv) acquisition and transaction expenses of $(16) and $—, (v) changes in fair value of non-hedge derivative instruments of $6,432 and $8,323, (vi) equity-based compensation of $95 and $—, and (vii) asset impairment of $2 and $—, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $(43,574) and $(9,262), (ii) interest expense of $19,767 and $748, (iii) depreciation and amortization expense of $20,089 and $6,678, (iv) acquisition and transaction expenses of $375 and $—, (v) changes in fair value of non-hedge derivative instruments of $28,164 and $12,524, (vi) equity-based compensation of $288 and $—, and (vii) asset impairment of $34 and $24, respectively.
Other expense
Total other expense increased $3.7 million and $30.5 million during the three and nine months ended September 30, 2022, respectively, which reflects an increase in equity method losses in unconsolidated entities of $7.6 million and $34.3 million, respectively. This is primarily due to realized and unrealized losses on power swaps at Long Ridge, offset by a decrease in other expense of $3.9 million and $3.8 million, respectively, mostly attributable to a write-off of an earn-out receivable on the Long Ridge investment during the three months ended September 30, 2021.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $7.5 million and $17.9 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	—	—	—	10	—	10
Acquisition and transaction expenses	—	—	—	29	—	29
Total expenses	—	—	—	39	—	39

Other (expense) income
Equity in losses of unconsolidated entities	(2,891)	—	(2,891)	(4,529)	—	(4,529)
Other income	473	—	473	1,553	—	1,553
Total other expense	(2,418)	—	(2,418)	(2,976)	—	(2,976)
Loss before income taxes	(2,418)	—	(2,418)	(3,015)	—	(3,015)
Benefit from income taxes	(61)	—	(61)	—	—	—
Net loss	(2,357)	—	(2,357)	(3,015)	—	(3,015)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to stockholders and Former Parent	$(2,357)	$—	$(2,357)	$(3,015)	$—	$(3,015)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(2,357)	$—	$(2,357)	$(3,015)	$—	$(3,015)
Add: Benefit from income taxes	(61)	—	(61)	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	29	—	29
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(1,813)	—	(1,813)	(3,186)	—	(3,186)
Add: Dividends and accretion expense on redeemable preferred stock	—	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	2,891	—	2,891	4,529	—	4,529
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(1,340)	$—	$(1,340)	$(1,643)	$—	$(1,643)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $(2,937) and $—, (ii) interest expense of $806 and $— and (iii) depreciation and amortization expense of $318 and $—, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $(4,584) and $—, (ii) interest expense of $971 and $— and (iii) depreciation and amortization expense of $427 and $—, respectively.

Other expense
Total other expense increased $2.4 million and $3.0 million during the three and nine months ended September 30, 2022, respectively, which reflects an increase in equity method losses in unconsolidated entities primarily due to increased losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.3 million and $1.6 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Revenues
Other revenue	$20,317	$—	$20,317	$30,404	$—	$30,404
Total revenues	20,317	—	20,317	30,404	—	30,404

Expenses
Operating expenses	20,173	—	20,173	29,980	—	29,980
General and administrative	3,208	2,508	700	8,136	6,173	1,963
Acquisition and transaction expenses	2,172	4,491	(2,319)	14,896	8,009	6,887
Management fees and incentive allocation to affiliate	2,659	3,829	(1,170)	9,885	11,244	(1,359)
Depreciation and amortization	741	—	741	1,081	—	1,081
Total expenses	28,953	10,828	18,125	63,978	25,426	38,552

Other income (expense)
Equity in earnings of unconsolidated entities	33	75	(42)	121	452	(331)
Interest expense	(12,682)	—	(12,682)	(12,683)	—	(12,683)
Other income (expense)	132	(1)	133	95	(1)	96
Total other (expense) income	(12,517)	74	(12,591)	(12,467)	451	(12,918)
Loss before income taxes	(21,153)	(10,754)	(10,399)	(46,041)	(24,975)	(21,066)
Provision for income taxes	444	—	444	444	—	444
Net loss	(21,597)	(10,754)	(10,843)	(46,485)	(24,975)	(21,510)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(173)	—	(173)	(198)	—	(198)
Less: Dividends and accretion on redeemable preferred shares	9,263	—	9,263	9,263	—	9,263
Net loss attributable to stockholders and Former Parent	$(30,687)	$(10,754)	$(19,933)	$(55,550)	$(24,975)	$(30,575)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021		2022	2021
Net loss attributable to stockholders and Former Parent	$(30,687)	$(10,754)	$(19,933)	$(55,550)	$(24,975)	$(30,575)
Add: Provision for income taxes	444	—	444	444	—	444
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	2,172	4,491	(2,319)	14,896	8,009	6,887
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	741	—	741	1,081	—	1,081
Add: Interest expense	12,682	—	12,682	12,683	—	12,683
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	7	21	(14)	45	55	(10)
Add: Dividends and accretion expense on redeemable preferred stock	9,263	—	9,263	9,263	—	9,263
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	(33)	(75)	42	(121)	(452)	331
Less: Non-controlling share of Adjusted EBITDA (2)	(369)	—	(369)	(484)	—	(484)
Adjusted EBITDA (non-GAAP)	$(5,780)	$(6,317)	$537	$(17,743)	$(17,363)	$(380)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2022 and 2021: (i) net loss of $(18) and $(5) and (ii) interest expense of $25 and $26, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) net loss of $(26) and $(24) and (ii) interest expense of $71 and $79, respectively.
(2) Includes the following items for the three months ended September 30, 2022 and 2021: (i) acquisition and transaction expenses of $117 and $— and (ii) depreciation and amortization expense of $252 and $—, respectively. Includes the following items for the nine months ended September 30, 2022 and 2021: (i) acquisition and transaction expenses of $117 and $— and (ii) depreciation and amortization expense of $367 and $—, respectively.
Revenues
Total revenues increased $20.3 million and $30.4 million for the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Expenses
Total expenses increased $18.1 million and $38.6 million during the three and nine months ended September 30, 2022, respectively, primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Other expense
Total other expense increased $12.6 million during the three months ended September 30, 2022 primarily due to increased interest expense of $12.7 million, which reflects an increase in the average outstanding debt of approximately $317.6 million from the 2027 Notes issued in July 2022.
Total other expense increased $12.9 million during the nine months ended September 30, 2022, primarily due to increased interest expense of $12.7 million, which reflects an increase in the average outstanding debt of approximately $105.9 million from the 2027 Notes issued in July 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.5 million and decreased $0.4 million during the three and nine months ended September 30, 2022, respectively, primarily due to the changes noted above.

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
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $180.5 million and $779.4 million during the nine months ended September 30, 2022 and 2021, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of September 30, 2022, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $37.7 million and $69.8 million during the nine months ended September 30, 2022 and 2021, respectively.
•During the nine months ended September 30, 2022, additional borrowings were obtained in connection with the (i) 2027 Notes of $473.8 million and (ii) EB-5 Loan Agreement of $9.5 million. We did not make any principal repayments of debt during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, additional borrowings were obtained in connection with the EB-5 Loan Agreement of $26.1 million.
•Proceeds from the sale of assets were $5.7 million and $— during the nine months ended September 30, 2022 and 2021, respectively.
We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the nine months ended September 30, 2022 and 2021
The following table compares the historical cash flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flow Data:
Net cash used in operating activities	$(37,691)	$(69,796)
Net cash used in investing activities	(194,870)	(779,403)
Net cash provided by financing activities	127,337	1,132,420
Net cash used in operating activities decreased $32.1 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash used in operating activities including equity in losses of unconsolidated entities of $39.2 million and (ii) changes in working capital of $18.7 million, partially offset by (iii) an increase in our net loss of $50.4 million.
Net cash used in investing activities decreased $584.5 million, primarily due to a decrease of $623.6 million in acquisition of a business due to the acquisition of Transtar in the prior year.
Net cash provided by financing activities decreased $1.0 billion, primarily due to (i) a decrease in net contributions from Former Parent of $1.3 billion, (ii) an increase in the proceeds from the issuance of Preferred Stock of $274.6 million and (iii) an increase in proceeds from debt of $31.3 million.
Debt Obligations
Refer to Note 8 of the Consolidated and Combined Consolidated Financial Statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2022, we had outstanding principal and interest payment obligations of $1.2 billion and $0.6 billion, respectively, of which, $— and $89.6 million, respectively, are due in the next twelve months. See Note 8 to the Consolidated and Combined Consolidated Financial Statements for additional information about our debt obligations.

Lease Obligations—As of September 30, 2022, we had outstanding operating and finance lease obligations of $171.5 million, of which $7.8 million is due in the next twelve months.
Redeemable Preferred Stock Obligations—We are required to make a $1.7 million cash dividend payment on our redeemable preferred stock by December 31, 2022.
Other Obligations—As of September 30, 2022, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $6.4 million in marketing fees in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we intend to pay quarterly cash dividends on our common stock, which are subject to change at the discretion of our Board of Directors.
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
Critical Accounting Estimates and Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, and FYX. The carrying amount of goodwill was approximately $263.1 million and $257.1 million as of September 30, 2022 and December 31, 2021, respectively.
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
We estimate the fair value of the reporting units using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures, the timing of future cash flows, and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20%. The Jefferson Terminal segment forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products and is subject to obtaining rail capacity for crude, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 31, 2021, approximately 4.3 million barrels of storage was currently operational with 1.9 million barrels currently under construction for new contracts which will complete our storage development for our main terminal. Our discount rate for our 2021 goodwill impairment analysis was 9.0% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
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
Recent Accounting Pronouncements
See Note 2 to our Consolidated and Combined Consolidated Financial Statements for recent accounting pronouncements.
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
As of September 30, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.3 million or a decrease of approximately $0.3 million in interest expense over the next 12 months.
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
As a newly independent public company, there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, the financial markets and economic conditions.
The historical financial information included in this report may not be indicative of the results we would have achieved as a separate stand-alone company and are not a reliable indicator of our future performance or results.
We did not operate as a separate, stand-alone company for the entirety of the historical periods presented in the financial information included in this report. During such periods, the financial information included in this report has been derived from FTAI’s historical financial statements. Therefore, the financial information in this report does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a separate, stand-alone public company prior to our spin-off from FTAI. This is primarily a result of the following factors:
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
The ongoing COVID-19 pandemic has adversely affected our Jefferson Terminal business in several material ways since 2020. In particular, although difficult to quantify the impact, the pandemic adversely affected macro trends in refinery utilization rates in the United States and the global consumption of petroleum and liquid fuels in 2020 and part of 2021, which adversely affected our revenue potential at our Jefferson Terminal business. In addition, we were unable to complete anticipated new customer contracts and certain of our existing customers did not increase volumes as anticipated which also adversely affected our revenue potential for those periods. While the Company has seen activity starting to normalize and Jefferson Terminal crude throughput has started to rebound and ramp back up to pre-pandemic levels, there can be no assurance that activity will continue to normalize or that Jefferson Terminal crude throughput will continue to rebound or return to pre-pandemic levels.
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
The fair market values of our assets may decrease or increase depending on a number of factors, including general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to develop, operate, or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our Consolidated and Combined Consolidated Statements of Operations and such charge could be material.
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
We received in the spin-off, and may in the future acquire, operating businesses, including businesses whose operations are not fully matured and stabilized (including, but not limited to, our businesses within the Railroad, Jefferson Terminal, Repauno, Power and Gas, and Sustainability and Energy Transition segments). While our Manager has deep experience in the construction and operation of these companies, we are nevertheless subject to significant risks and contingencies of an operating business, and these risks are greater where the operations of such businesses are not fully matured and stabilized. Key factors that may affect our operating businesses include, but are not limited to:
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
We received in the spin-off, and may in the future acquire, interests in certain assets in cooperation with third-party partners or co-investors through jointly owned acquisition vehicles, joint ventures or other structures. In these co-investment situations, our ability to control the management of such assets depends upon the nature and terms of the joint arrangements with such partners and our relative ownership stake in the asset, each of which will be determined by negotiation at the time of the investment and the determination of which is subject to the discretion of our Manager. Depending on our Manager’s perception of the relative risks and rewards of a particular asset, our Manager may elect to acquire interests in structures that afford relatively little or no operational and/or management control to us. Such arrangements present risks not present with wholly owned assets, such as the possibility that a co-investor becomes bankrupt, develops business interests or goals that conflict with our interests and goals in respect of the assets, all of which could materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
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
The instruments governing our outstanding debt contain, and the certificate of designations for our Series A Preferred Stock and the indenture governing the 2027 Notes contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
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
In addition, certain other debt instruments (including the Series 2020 Bonds, Series 2021 Bonds and the EB-5 Loan Agreements) include restrictive covenants that may materially limit our ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022.
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
We have material customer concentration with respect to the Jefferson Terminal and Railroad businesses, with a limited number of customers accounting for a material portion of our revenues.
We earned approximately 10% of our revenue for the nine months ended September 30, 2022 from one customer in the Jefferson Terminal segment. For the three and nine months ended September 30, 2021, we earned 13% and 20% of our revenues from one customer in the Jefferson Terminal segment, respectively. During the three and nine months ended September 30, 2022, one customer in the Railroad segment accounted for approximately 44% and 54% of total revenue, respectively. As of September 30, 2022, accounts receivable from two customers from the Jefferson Terminal and Railroad segments represented 44% of total accounts receivable, net. As of December 31, 2021, accounts receivable from two customers from the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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

On July 28, 2021, FTAI completed the previously announced acquisition of 100% of the equity interests of Transtar (the “Transtar Acquisition”), a wholly owned short-line railroad subsidiary of United States Steel Corporation (the “Seller”). Transtar is comprised of five short-line freight railroads and one switching company, including two that connect to Seller’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama (switching company); Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. Transtar became asset following the completion of the spin-off transaction.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Florida East Coast Industries, LLC (“FECI”)—invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including FECI, for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. We received in the spin-off assets previously purchased by FTAI, and we may in the future purchase assets, from these funds, and FTAI has previously co-invested and we may in the future co-invest with these funds in infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including FTAI and FECI, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related party transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.
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
Our directors have approved a broad asset acquisition strategy for our Manager and will not approve each acquisition we make at the direction of our Manager. In addition, we may change our strategy without a stockholder vote, which may result in our acquiring assets that are different, riskier or less profitable than our current assets.
Our Manager is authorized to follow a broad asset acquisition strategy. We may pursue other types of acquisitions as market conditions evolve. Our Manager makes decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target sectors and acquire a variety of assets that differ from, and are possibly riskier than, our current asset portfolio. Consequently, our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in our existing portfolio. Our directors will periodically review our strategy and our portfolio of assets. However, our board will not review or pre-approve each proposed acquisition or our related financing arrangements. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to reverse by the time they are reviewed by the directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our asset acquisition strategy, including our target asset classes, without a stockholder vote.
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
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling or Manager, except liability to us, our stockholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
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
Because some of our directors, officers and other employees of our Manager also currently hold positions with FTAI, they own FTAI common shares, options to purchase FTAI common shares or other equity awards. For example, Judith Hannaway and Ray Robinson are directors of both FTAI and FTAI Infrastructure. Ownership by some of our directors and officers of common shares or options to purchase common shares of FTAI, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FTAI than they do for us.
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
There is an overlap between certain key directors and officers of the Company and of FTAI subsidiaries. Kenneth Nicholson serves as both the chief executive officer of the Company and as a director of FTAI. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, Judith Hannaway and Ray Robinson are directors of both the Company and FTAI, and Joseph Adams, Jr. is the chairman of the board of directors of both the Company and FTAI, and continues to serve as the chief executive officer of FTAI. Shared directors and officers may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and FTAI and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent investments. In addition, certain of our directors and officers continue to own shares and/or options or other equity awards of FTAI. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and FTAI. See “Certain Relationships and Related Party Transactions—Our Manager and Management Agreement” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts that may arise.
We incurred indebtedness in the form of the 2027 Notes in connection with the separation from FTAI, and the degree to which we are leveraged could cause a material adverse effect on our business, financial condition, results of operations and cash flows.
In connection with the spin-off, we issued the 2027 Notes. We have historically relied in part upon FTAI to provide credit support or fund our working capital requirements and other cash requirements, but we are not able to rely on the earnings, assets or cash flow of FTAI, and FTAI does not provide credit support or funds to finance our working capital or other cash requirements. As a result, we are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing is different from the historical access to and cost of debt financing under FTAI. Differences in access to and cost of debt financing may result in differences in the interest rates charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us. Our ability to make payments on and to refinance our indebtedness, including the 2027 Notes, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings and/or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
We have incurred and may also continue to incur significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations, and uncertainties. Our certificate of incorporation imposes certain restrictions on the transferability and ownership of our common stock, preferred stock, and other interests treated as our “stock” (such stock and other interests, the “Corporation Securities,” such restrictions on transferability and ownership, the “Ownership Restrictions”) in order to reduce the possibility of an equity ownership shift that could result in limitations on our ability to utilize net operating loss carryforwards for U.S. federal income tax purposes. Any acquisition of Corporation Securities that results in a stockholder being in violation of these restrictions may not be valid.

Subject to certain exceptions (including with respect to Initial Substantial Stockholders, as defined in our certificate of incorporation), the Ownership Restrictions will restrict (i) any person or entity (including certain groups of persons) from directly or indirectly acquiring 4.8% or more of the outstanding Corporation Securities and (ii) the ability of any person or entity (including certain groups of persons) already owning, directly or indirectly, 4.8% or more of the Corporation Securities to increase their proportionate interest in, or to sell, the Corporation Securities. Any transferee receiving Corporation Securities that would result in a violation of the Ownership Restrictions will not be recognized as an FTAI Infrastructure stockholder or entitled to any rights of stockholders, including, without limitation, the right to vote and receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the Corporation Securities causing the violation. FTAI Infrastructure common stockholders whose ownership violates the Ownership Restrictions at the time of the spin-off will not be required to sell their FTAI Infrastructure common stock, but may be prevented from acquiring more Corporation Securities.
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

Although we currently intend to pay regular quarterly dividends to holders of our common stock, we may change our dividend policy at any time. Our net cash provided by operating activities could be less than the amount of distributions to our stockholders. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, limitations under our contractual agreements, including the agreements governing the New Financing, our taxable income, our operating expenses and other factors our board of directors deem relevant. Our long-term goal is to maintain a payout ratio of between 50-60% of funds available for distribution, with remaining amounts used primarily to fund our future acquisitions and opportunities. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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
If a non-U.S. person has held (actually or constructively) more than 5% of our common shares at any time within the shorter of the five-year period ending on the date of a sale, exchange, or other taxable disposition of our shares or the period that such non-U.S. person held our stock, and we were considered a “USRPHC” at any time during such period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. person may be subject to U.S. tax on such disposition of such shares (and may have a U.S. tax return filing obligation). A corporation generally is a USRPHC if the fair market value of its U.S. real property interests, as defined in the Code and applicable Treasury regulations, equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business. We believe that we are likely to be a USRPHC. If a non-U.S. person is subject to U.S. tax as described above, gain recognized on the disposition of our common stock generally will be subject to U.S. federal income tax on a net income basis in the same manner as if the non-U.S. person were a U.S. person. In addition, if we are a USRPHC and our common stock ceased to be treated as “regularly traded on an established securities market,” a non-U.S. person would generally be subject to tax in the manner described in the preceding sentence regardless of what percentage of our common shares it owned, and the transferee in any disposition would generally be required to withhold 15% of the amount realized on the disposition. Non-U.S. stockholders are urged to consult their tax advisors regarding the tax consequences of an investment in our shares.
Changes to United States federal income tax laws could materially and adversely affect us and our stockholders.
The present United States federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of us or an investment in our common stock. The United States federal income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Such changes, for example, may include certain new provisions introduced by the Inflation Reduction Act. We cannot predict how changes in the tax laws might affect us and our stockholders.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated and Combined Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	November 2, 2022
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	November 2, 2022
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer