Form 10-K
period 2022-12-31
FTAI Infrastructure Inc.
filed 2023-03-09
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-37386
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. As of August 1, 2022, the date the registrant's common stock began trading on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $324.3 million.
As of March 2, 2023, the number of outstanding shares of the registrant’s common stock was 99,445,074 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2023 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTAI INFRASTRUCTURE INC.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, and any related responses or actions by businesses and governments;
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
•volatility in the market price of our stock;
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

PART I
Item 1. Business
Our Company
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation, energy, and industrial products industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of Fortress Transportation and Infrastructure Investors LLC (“Former Parent”). Former Parent became a subsidiary of FTAI Aviation Ltd., a Cayman Islands exempted company and the surviving parent company (“FTAI Aviation”), upon completion of the transactions contemplated in that certain Agreement and Plan of Merger (the “Merger”) on November 10, 2022, between Former Parent and FTAI Aviation and certain other parties thereto. Except as otherwise specified, prior to the Merger, “FTAI” refers to Former Parent and, following the Merger, “FTAI” refers to FTAI Aviation, in each case including their consolidated subsidiaries. In connection with the spin-off of the infrastructure business (“FTAI Infrastructure”), as described below, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, which holds all of the material assets and investments that comprised FTAI's former infrastructure business. Prior to the spin-off, we operated as a subsidiary of FTAI, a Nasdaq-listed company that is externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). Following the spin-off, FTAI Infrastructure Inc. became an independent, publicly-traded company with its common stock listed under the symbol “FIP" on The Nasdaq Global Select Market.
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485 megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2022, our Railroad business accounted for 57% of our total revenue and our Ports and Terminals business accounted for 25% of our total revenue. Corporate and other sources accounted for the remaining 18% of our total revenue.
We target sectors that we believe enjoy strong long-term growth potential and proactively seek investment opportunities within those sectors that we believe will generate strong risk-adjusted returns. We take an opportunistic approach—targeting assets that are distressed or undervalued, or where we believe we can add value through active management, without heavy reliance on the use of financial leverage to generate returns. We also seek to develop incremental opportunities to deploy capital through follow-on investments in our existing assets in order to grow our earnings and create value. While leverage on any individual asset may vary, we target overall corporate leverage for our assets on a consolidated basis of no greater than 50% of our total capital.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2022, we had total consolidated assets of $2.5 billion and total redeemable preferred stock and equity of $789.4 million.
Spin-Off of FTAI Infrastructure
On August 1, 2022, FTAI distributed to the holders of FTAI common shares one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022.
FTAI Infrastructure Inc. was spun out as an entity taxed as a corporation for U.S. federal income tax purposes and holds FTAI’s former (i) Transtar business, (ii) Jefferson Terminal business, (iii) Repauno business, (iv) Long Ridge investment, (v) Aleon and Gladieux investment, (vi) KRS business, (vii) Clean Planet USA investment, (viii) FYX business, (ix) CarbonFree business, and (x) Containers business. FTAI Infrastructure Inc. retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure Inc. entered into subscription agreements to issue $300.0 million of redeemable preferred stock and warrants and sold $500.0 million of 10.500% senior secured notes due 2027 (the “2027 Notes”), the net proceeds of which were remitted to FTAI in connection with the spin-off.
FTAI Infrastructure Inc. is externally managed by the Manager. In connection with the spin-off, FTAI Infrastructure Inc. entered into a management agreement with the Manager (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Former Parent and the Manager. The Management Agreement has an

initial term of six years. The Manager is entitled to a management fee, incentive fees (comprised of income incentive fees and capital gains incentive fees) and reimbursement of certain expenses on substantially similar terms as the previously held agreements with the Manager.
Our Strategy
We invest across a number of major sectors including energy, intermodal transport, ports and terminals and rail, and we may pursue acquisitions in other areas as and when opportunities arise in the future. In general, we seek to own a diverse mix of high-quality infrastructure facilities, operations and equipment within our target sectors that generate predictable cash flows in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets across sectors, we can select from among the best risk-adjusted investment opportunities, while avoiding overconcentration in any one segment, further adding to the stability of our business.
We take a proactive investment approach by identifying key secular trends as they emerge within our target sectors and then pursuing what we believe are the most compelling opportunities within those sectors. We look for unique investments, including assets that are distressed or undervalued, or where we believe that we can add value through active management. We consider investments across the size spectrum, including smaller opportunities often overlooked by other investors, particularly where we believe we may be able to grow the investment over time. We believe one of our strengths is our ability to create attractive follow-on investment opportunities and deploy incremental capital within our existing portfolio. We have several such opportunities currently identified, including significant potential for future investment at our Jefferson Terminal, Repauno and Long Ridge sites, in addition to our other assets, as discussed below.
Our Manager has significant prior experience in all of our target sectors, as well as a network of industry relationships, that we believe positions us well to make successful acquisitions and to actively manage and improve operations and cash flows of our existing and newly-acquired assets. These relationships include senior executives at lessors and operators, end users of transportation and infrastructure assets, as well as banks, lenders and other asset owners.
We have a robust current pipeline of potential investment opportunities. This current pipeline consists of opportunities for renewable and non-renewable energy, intermodal, rail and port-related investments.
Asset Acquisition Process
Our strategy is to acquire assets that we believe are essential to global infrastructure. We acquire assets that are used by major operators of infrastructure networks. We seek to acquire assets and businesses that we believe operate in sectors with long-term macroeconomic growth opportunities and that have significant cash flow and upside potential from earnings growth and asset appreciation.
We approach markets and opportunities by first developing an asset acquisition strategy with our Manager and then pursuing optimal opportunities within that strategy. In addition to relying on our own experience, we source new opportunities through our Manager’s network of industry relationships in order to find, structure and execute attractive acquisitions. We believe that sourcing assets both globally and through multiple channels will enable us to find the most attractive opportunities. We are selective in the assets we pursue and efficient in the manner in which we pursue them.
Once attractive opportunities are identified, our Manager performs detailed due diligence on each of our potential acquisitions. Due diligence on each of our assets always includes a comprehensive review of the asset itself as well as the industry and market dynamics, competitive positioning, and financial and operational performance. Where appropriate, our Manager conducts physical inspections, a review of the credit quality of each of our counterparties, the regulatory environment, and a review of all material documentation. In some cases, third-party specialists are hired to physically inspect and/or value the target assets.
We and our Manager also spend a significant amount of time on structuring our acquisitions to minimize risks while also optimizing expected returns. We employ what we believe to be reasonable amounts of leverage in connection with our acquisitions. In determining the amount of leverage for each acquisition, we consider a number of characteristics, including, but not limited to, the existing cash flow, the length of the lease or contract term, and the specific counterparty.
Management Agreement
We are externally managed by our Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of infrastructure assets since 2002. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) completed its acquisition of Fortress (the “SoftBank Merger”). In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
Pursuant to the terms of the management agreement with our Manager, our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. Our Management Agreement has an initial six-year term and is automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. For its services, our Manager is entitled to receive a management fee from us, payable monthly, that is based on the average value of our total equity (including redeemable preferred stock, but excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as of the last day of the two most recently completed months multiplied by an annual rate of 1.50%. In addition, we are obligated to reimburse certain expenses incurred by our Manager on our behalf.
Our Portfolio

The following primarily comprise our Railroad business:
Transtar
Transtar is comprised of five short-line freight railroads and one switching company, including two railroads that connect to U.S. Steel Corporation’s (“USS”) largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama; Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas.
FTAI and USS also entered into an exclusive strategic rail partnership under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Through operational improvements and potential long-term development projects, we intend to enhance performance of under-utilized Transtar assets.
Acquisition of Transtar
On July 28, 2021, FTAI completed the purchase of 100% of the equity interests of Transtar, which was a wholly owned short-line railroad subsidiary of U.S. Steel, for a cash purchase price of $640.0 million, subject to certain customary adjustments set forth in the Transtar Purchase Agreement. As of December 31, 2022, Transtar has approximately 400 employees, of which approximately 300 are subject to collective bargaining agreements.
Railway Services Agreement
On July 28, 2021, in connection with the closing of the Transtar Acquisition, Transtar, certain Transtar subsidiaries (together with Transtar, the “Transtar Parties”), and U.S. Steel entered into a railway services agreement (the “Railway Services Agreement”). Under the Railway Services Agreement, for an initial term of 15 years from and after the closing of the Transtar Acquisition, Transtar will continue to provide U.S. Steel with rail haulage, switching and transportation services at U.S. Steel’s facilities in and around Gary, Indiana, Pittsburgh, Pennsylvania, Fairfield, Alabama, Ecorse, Michigan, Lorain, Ohio and Lone Star, Texas, including but not limited to: railcar maintenance and repair services, locomotive maintenance, inspection and repair services, maintenance-of-way services, car management services, and rail and material handling services. The first five years of the Railway Services Agreement term contain the following minimum annual dollar value requirements: (i) from the closing until the first anniversary, $85.8 million, (ii) from the first anniversary until the second anniversary, $92.3 million, (iii) from the second anniversary until the third anniversary, $94.5 million, (iv) from the third anniversary until the fourth anniversary, $103.5 million and (v) from the fourth anniversary until the fifth anniversary, $106.5 million.
The following primarily comprise our Ports and Terminals business:
Jefferson Terminal
In August 2014, FTAI and certain other Fortress affiliates purchased substantially all of the assets and assumed certain liabilities of Jefferson Terminal, a Texas-based group of companies developing crude oil and refined products logistics assets since 2012.
Jefferson Terminal is located on approximately 250 acres of land at the Port of Beaumont, Texas, a deep-water port near the mouth of the Neches River (the “Port”). Today, Jefferson Terminal leases 185 developed or developable acres from the Port. As part of the lease, Jefferson Terminal was granted the concession to operate as the sole handler of liquid hydrocarbons at the Port. Jefferson Terminal does not own any land at Jefferson Terminal but does own certain equipment and leasehold improvements carried out as part of the Jefferson Terminal build-out.
Jefferson Terminal is developing a large multi-modal crude oil and refined products handling terminal at the Port, and also owns several other assets for the transportation and processing of crude oil and related products. Jefferson Terminal has a unique combination of six rail loop tracks and direct rail service from three Class I railroads, multiple direct pipeline connections to local refineries and interstate pipeline systems, barge docks and deep water ship loading capacity, capabilities to handle multiple types of products including refined products and both free-flowing and heavy grade crude oils, and a prime location close to Port Arthur and Lake Charles, which are home to refineries with over 2.3 million barrels per day of capacity. Jefferson Terminal currently has approximately 6.2 million barrels of heated and unheated storage tanks in operation servicing both crude oil and refined products. As we secure new storage and handling contracts, we expect to expand storage capacity and/or develop new assets. The timing of the ultimate development of Jefferson Terminal will be dependent, in part, on the pace at which contracts are executed as well as the amount of volume subject to such contracts.
Jefferson Terminal’s prime location and excellent optionality make it well suited to provide logistics solutions to regional and global refineries, including blending, storage and delivery of crude oil and refined products. Jefferson Terminal handles, stores, and blends both light and heavy crudes that originate by marine, rail or pipeline from most major North American production markets, including Western Canada, the Uinta Basin, the Permian Basin, and other domestic formations, as well as other international markets, with full heating capabilities for unloading heavier crude prior to storing and blending. Jefferson Terminal also transloads refined products, including automotive gasoline, diesel fuel, and other products, that nearby refineries produce and ship through its terminal by pipeline, rail and marine to other domestic and foreign markets in North and South America.
Heavy crude oils, such as those produced in Utah and Western Canada, are in high demand on the Gulf Coast because most refineries in the area are configured to handle heavier crudes (previously sourced predominately from Mexico and Venezuela) than those in other parts of the United States. Heavy crude is well suited for transport by rail rather than pipeline because of its high viscosity. Jefferson Terminal is one of only a few terminals on the Gulf Coast that has heated unloading system capabilities to handle these heavier grades of crude. As the production of North American heavy crude grows in excess of existing takeaway capacity, demand for crude-by-rail to the Gulf Coast is expected to increase. Refined products opportunities for storage and logistics are expected to be positively impacted by demand growth in export markets.
Mexican demand for U.S.-sourced refined products continues to increase; however, Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson Terminal operates a refined products system that receives three grades of products by direct pipeline connection from a large area refiner, as well as inland tank barge via the barge dock, stores the cargo in six tanks with a combined capacity of approximately 0.7 million barrels, and operates a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. This system may be further expanded to meet additional market demand.
Recent expansion projects completed include the construction of 10 new tanks and related infrastructure, consisting of approximately 1.9 million barrels of refined products storage to support international marine exports. Additionally, a second ship dock is currently in development and expected to be in service during 2023.
In addition to the Jefferson Terminal, Jefferson Terminal owns several other energy and infrastructure-related assets, including 299 tank railcars for the purpose of leasing to third parties; pipeline rights-of-way; an approximately 50-acre property with inter-coastal waterway access all of which can be developed as well as an approximately 605-acre industrial property in Nederland, Texas. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
Repauno
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, FTAI purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a variable interest entity (“VIE”). We concluded that we are the primary beneficiary; accordingly, DRP has been presented on a consolidated basis in the accompanying financial statements.
As one of the newest marine terminals on the Delaware River, Repauno is uniquely positioned as a premier multimodal facility on the Atlantic Seaboard. The deep water terminal is located on 1,600 acres in Gibbstown, New Jersey with underground granite storage cavern infrastructure, a new multipurpose dock and convenient truck access to two major interstate highways.
Shortly after the end of 2020, DRP completed its new state-of-the-art rail-to-ship transloading system. This allows DRP to load Liquified Petroleum Gas (“LPG”) marine vessels from its new wharf, including 16 marine vessels loaded in 2022. As the newest marine terminal on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments. In addition, Repauno is expanding its storage and transloading capacity, and pursuing accretive sustainable energy projects such as the development of a recycling facility on-site (see discussion of Clean Planet USA below).
The following primarily comprise our Power and Gas business:
Long Ridge Energy & Power
During 2017, through Ohio River Partners Shareholder LLC (“ORP”), a consolidated subsidiary, FTAI purchased 100% of the interests in the assets of Long Ridge Energy & Power (“Long Ridge”), which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. In December 2019, ORP contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest for $150 million in cash. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method.
Long Ridge Energy & Power is one of the Appalachian Basin’s leading multimodal energy terminals with a 485 megawatt power plant, nearly 300 acres of flat land, two barge docks on the Ohio River, a unit-train-capable loop track and direct highway access.
In October 2021, Long Ridge completed its construction of its now fully-functional 485 MW combined-cycle power plant at the site and the associated plans to self-supply the natural gas fuel requirements for the plant. Long Ridge continues to evaluate opportunities to deploy its assets for sustainable and traditional energy projects and other value-driving enterprises.
For example, Long Ridge plans to eventually run its power plant on carbon-free hydrogen. In collaboration with New Fortress Energy and GE, Long Ridge has test-blended carbon-free hydrogen as a fuel and intends to continue testing to increase that blend over time by blending hydrogen in the gas stream and transitioning the plant to be capable of burning 100% green hydrogen over the next decade. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. Long Ridge has continued with plans for plant integration for hydrogen blending and to ensure safe and reliable industrial practices. For initial testing of hydrogen blending, Long Ridge has access to nearby industrial byproduct hydrogen. For the production of green hydrogen with electrolysis, Long Ridge has access to water from the Ohio River.
Long Ridge also continues to explore possibilities for on-site development of projects using on-site power generation. In particular, Long Ridge has an agreement with a company to develop a biodegradable plastics plant on site which would use on-

site power and produce environmentally-friendly plastic products. Long Ridge also continues to explore the possibility for on-site data center development which would utilize Long Ridge’s on-site power capabilities.
The following primarily comprise our Sustainability and Energy Transition business:
Aleon and Gladieux
In September 2021, FTAI acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns a 100% interest in Gladieux and Aleon. Gladieux specializes in recycling spent catalyst produced in the petroleum refining industry. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Aleon and Gladieux are governed by separate boards of directors. Due to an internal reorganization of GM-FTAI Holdco LLC in June 2022, we now own a 27.4% indirect interest in each of Gladieux and Aleon.
Clean Planet USA
On November 19, 2021, FTAI and UK green-tech company Clean Planet Energy announced the formation of a joint venture partnership to develop Clean Planet USA ecoPlants in key North American markets. The first Clean Planet USA ecoPlant is under development at the Repauno Port & Rail Terminal in Gibbstown, New Jersey, where the plant is planned to initially process 20,000 tons of waste plastics each year. In addition, the newly formed Clean Planet USA business development team is advancing multiple additional projects with agreements in place for plastic-waste supply in Alabama, Texas, Florida, the Dominican Republic, and other North American markets.
Clean Planet USA ecoPlants are green recycling facilities that convert traditionally non-recyclable waste plastics into ultra-clean fuels and oils, and circular naphtha to support the manufacture of new plastics. An ecoPlant can accept and process plastics from all classifications, including those which are almost always rejected by traditional recycling centers and sent to landfill or incineration.
CarbonFree
In December 2021, FTAI purchased $10 million in convertible notes of CarbonFree. CarbonFree has developed patented technologies to capture carbon dioxide from industrial emissions sources and convert it to usable and storable products.
Long Ridge-Newlight AirCarbon Facility
On June 24, 2022, Long Ridge and certain of its subsidiaries entered into agreements with a wholly-owned, direct subsidiary of Newlight Technologies, Inc. (“Newlight”), whereby Long Ridge will lease land and sell power and gas. Newlight has developed a technology to produce AirCarbon, a naturally-occurring, carbon-negative molecule called PHB that performs like plastic, but biologically degrades in natural environments. The agreements are subject to certain conditions, including that the board of directors of Newlight will make the final investment decision regarding whether to proceed with the development of the project.
Our other opportunistic investments include:
FYX
In July 2020, FTAI invested $1.3 million for a 14% interest in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. FYX has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill comprehensive roadside and fleet repair services. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for cash consideration of $4.6 million, which resulted in our ownership of a majority stake in the entity and consolidation of the entity, and subsequently purchased an additional approximate 1% interest in FYX for cash consideration of $0.1 million. FYX is currently recorded as part of the Corporate and Other segment.
Asset Management
Our Manager actively manages and monitors our portfolios of assets on an ongoing basis, and in some cases engages third parties to assist with the management of those assets. Our Manager frequently reviews the status of all of our assets. In the case of operating infrastructure, our Manager plays a central role in developing and executing operational, finance and business development strategies. On a periodic basis, our Manager discusses the status of our acquired assets with our board of directors.
In some situations, we may acquire assets through a joint venture entity or own a minority position in an investment entity. In such circumstances, we will seek to protect our interests through appropriate levels of board representation, minority protections and other structural enhancements.
While we expect to hold our assets for extended periods of time, we and our Manager continually review our assets to assess whether we should sell or otherwise monetize them. Aspects that will factor into this process include relevant market conditions, the asset’s age, relative concentration or remaining expected useful life.
Customers

Our customers consist of global industrial and energy companies, including corporations that refine crude oil and trade petroleum products, manufacturers and local electricity markets and traders. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2022, our largest customer accounted for 51% of our revenue and 31% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer without minimum volume commitments, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to replace the customers at similar contractual terms following the loss of any such customer. See “Risk Factors—Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
Competition
The business of acquiring, managing and marketing infrastructure assets is highly competitive. Market competition for acquisition opportunities includes traditional infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, and other private investors.
Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include companies in the midstream energy business, terminal operators and those involved in the transportation of bulk goods.
We compete with other market participants on the basis of industry knowledge, availability of capital and deal structuring experience and flexibility, among other things. We believe our Manager’s experience in the infrastructure industry and our access to capital, in addition to our focus on diverse asset classes and customers, provides a competitive advantage versus competitors that maintain a single sector focus.
Governmental Regulations
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and noise and emission levels. Under some environmental laws in the United States and certain other countries, strict liability may be imposed on the owners or operators of assets, which could render us liable for environmental and natural resource damages without regard to negligence or fault on our part. In addition, changes to environmental standards or regulations in the industries in which we operate could limit the economic life of the assets we acquire or reduce their value, and also require us to make significant additional investments in order to maintain compliance.
Sustainability
Our ongoing sustainable solutions and investments in our business include the following:
•Waste plastic to renewable fuel. In November 2021, FTAI announced a joint venture with Clean Planet Energy, a UK-based green tech company, that aims to develop Clean Planet Energy USA ecoPlants in key North American markets. The ecoPlants will be designed to convert non-recyclable waste plastics (which are typically destined for landfill) into ultra-clean fuels and oils to support the manufacture of new plastics. The first facility is under development at Repauno in Gibbstown, New Jersey, and is expected to initially process 20,000 tons of waste plastics each year.
•Lithium-ion battery recycling. In September 2021, FTAI acquired a significant interest in Aleon and Gladieux. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location is anticipated to collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Gladieux specializes in recycling spent catalyst produced in the petroleum refining industry. Aleon’s initial battery recycling plant is planned to be build-out at the Freeport site owned by Gladieux, leveraging their existing assets and infrastructure. At full ramp, the plant is expected to process approximately 110,000 tons of spent lithium-ion batteries each year.
•Hydrogen-fueled power plant. In October 2020, Long Ridge, located in Hannibal, Ohio, announced its plan to transition its 485 MW combined-cycle power plant to run on carbon-free hydrogen, in collaboration with New Fortress Energy, GE, Kiewit Power Constructors Co., Black & Veatch and NAES Corporation. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. The plant is anticipated to be transitioned to be capable of burning 100% green hydrogen over the next decade.
•Carbon capture. In December 2021, FTAI invested in CarbonFree, whose operations are intended to capture carbon from industrial emitters and convert it to beneficial products that also sequester the carbon permanently.
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2022, we have approximately 690 employees at our subsidiaries across our business segments, approximately 340 of whom are party to collective bargaining agreements. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources into building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
Conflicts of Interest
Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Below is a summary of certain factors that could result in conflicts of interest.
One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, FTAI. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if any of FTAI, Fortress or SoftBank and their respective affiliates, including the Manager (the “Fortress Parties”), or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity for us, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us. In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Parties acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if any of the Fortress Parties or their respective affiliates, pursues or acquires the corporate opportunity or if such person does not present the corporate opportunity to us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
Our key agreements, including our Management Agreement, were negotiated among related parties, and their respective terms, including fees and other amounts payable, may not be as favorable to us as terms negotiated on an arm’s-length basis with unaffiliated parties.
The structure of the Manager’s compensation arrangement may have unintended consequences for us. We have agreed to pay our Manager a management fee that is not tied to our performance and incentive compensation that is based entirely on our performance. The management fee may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us, while the performance-based incentive compensation component may cause our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other objectives, such as preservation of capital, to achieve higher incentive distributions. Since investments with higher yield potential are generally riskier or more speculative than investments with lower yield potential, this could result in increased risk to the value of our portfolio of assets and your investment in us.
We may compete with entities affiliated with or managed by our Manager or Fortress for certain assets that we may seek to acquire. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has funds invested in transportation-related infrastructure with approximately $3.8 billion in investments in aggregate as of December 31, 2022 and $3.5 billion as of December 31, 2021. Fortress funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid vary depending on the size, terms and performance of each fund.
Our Manager may determine, in its discretion, to make a particular investment through an investment vehicle other than us. Investment allocation decisions will reflect a variety of factors, such as a particular vehicle’s availability of capital (including financing), investment objectives and concentration limits, legal, regulatory, tax and other similar considerations, the source of the investment opportunity and other factors that the Manager, in its discretion, deems appropriate. Our Manager does not have an obligation to offer us the opportunity to participate in any particular investment, even if it meets our investment objectives.
Where Readers Can Find Additional Information
FTAI Infrastructure Inc. is a Delaware corporation. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105. FTAI Infrastructure Inc. files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
Our internet site is http://www.fipinc.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations - Corporate Governance’’ section are charters for our Audit Committee, Compensation Committee, Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics for our officers, and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our capital structure, risks related to our Manager, risks related to the spin-off and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
Restrictive covenants in our debt agreements and the certificate of designations for our Series A Redeemable Preferred Stock may adversely affect us.
The instruments governing our outstanding debt contain, and the certificate of designations for our Series A Redeemable Preferred Stock and the indenture governing the 2027 Notes contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:

•incur indebtedness;
•issue equity interests of the Company ranking pari passu with, or senior in priority to, the Series A Redeemable Preferred Stock;
•issue equity interests of any subsidiary of the Company;
•amend or repeal the certificate of incorporation or bylaws in a manner that is adverse to the holders of the Series A Redeemable Preferred Stock;
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
•consummate a change of control without concurrently redeeming our shares of Series A Redeemable Preferred Stock;
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
While these covenants are subject to a number of important exceptions and qualifications, such restrictive covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. Events beyond our control can affect our ability to comply with these covenants. If an event of default occurs, we cannot assure you that we would have sufficient assets to repay all of our obligations.
In addition, certain other debt instruments (including the Series 2020 Bonds, Series 2021 Bonds, the EB-5 loan agreements, and the Transtar Revolver) include restrictive covenants that may materially limit our ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022.
Terrorist attacks or other hostilities could negatively impact our operations and our profitability and may expose us to liability and reputational damage.
Terrorist attacks may negatively affect our operations. Such attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war, including recent geopolitical events, could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact locations where our trains and containers travel or our physical facilities or those of our customers. In addition, it is also possible that our assets could be involved in a terrorist attack or other hostilities. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have a material adverse effect on our operations.
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
Our Repauno site and the Long Ridge property are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
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
We earned approximately 10% and 15% of our revenue for the years ended December 31, 2022 and 2021 from one customer in the Jefferson Terminal segment, respectively, and 51% and 45% of our revenue from one customer in the Railroad segment during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net. As of December 31, 2021, accounts receivable from two customers from the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.

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
The acquisition of Transtar may not achieve its intended results and we may be unable to successfully integrate the operations of Transtar.
On July 28, 2021, FTAI completed the previously announced acquisition of 100% of the equity interests of Transtar (the “Transtar Acquisition”), a wholly owned short-line railroad subsidiary of United States Steel Corporation (the “Seller”). Transtar is comprised of five short-line freight railroads and one switching company, including two that connect to Seller’s largest production facilities in North America: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; Union Railroad Company LLC, Pennsylvania; Fairfield Southern Company Inc., Alabama (switching company); Delray Connecting Railroad Company, Michigan; and the Texas & Northern Railroad Company, Texas. We acquired Transtar from FTAI in connection with the spin-off transaction, along with the rest of our operating businesses.
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
On December 27, 2017, SoftBank completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York.
There are conflicts of interest in our relationship with our Manager.

Our Management Agreement was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including Florida East Coast Industries, LLC (“FECI”)—invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including FECI, for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. In connection with the spin-off, we received assets previously purchased by FTAI, and we may in the future purchase assets from these funds, and FTAI has previously co-invested and we may in the future co-invest with these funds in infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
Our Management Agreement generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in assets that meet our asset acquisition objectives. Our Manager intends to engage in additional infrastructure related management and other investment opportunities in the future, which may compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if any of the Fortress Parties or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Parties or their affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if any of the Fortress Parties, or their respective affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
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
Risks Related to the Spin-off
We may be unable to achieve some or all of the benefits that we expect to achieve from our spin-off from FTAI.
We may not be able to achieve the full strategic and financial benefits that we expect will result from our spin-off from FTAI or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than the former FTAI corporate structure or place a greater value on our company as a stand-alone corporation than on our businesses being a part of FTAI.

Our agreements with FTAI may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to our spin-off from FTAI, including the Separation and Distribution Agreement (refer to Item 15. Exhibits, included herein), were negotiated in the context of our spin-off from FTAI while we were still part of FTAI and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our spin-off related to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations among FTAI and us. See “Certain Relationships and Related Party Transactions” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022.
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
Affiliates of and entities managed by our Manager, including FTAI, are primarily engaged in the infrastructure and energy business and invest in, and actively manage, portfolios of infrastructure and energy investments and other assets. Affiliates of and entities managed by our Manager, including FTAI, are not restricted in any manner from competing with us. After the spin-off, affiliates of and entities managed by our Manager, including FTAI, may decide to invest in the same types of assets that we invest in. Furthermore, we have the same Manager and certain directors and officers are the same as FTAI and certain of our Manager’s other affiliates. See “—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
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
We incurred indebtedness in the form of the 2027 Notes in connection with the spin-off from FTAI, and the degree to which we are leveraged could cause a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2022, the entities that are included in our consolidated group for U.S. federal income tax purposes had approximately $623.6 million of net operating loss (“NOL”) carryforwards, and we may continue to incur NOL carryforwards in the future. $168.5 million of our NOLs will begin to expire, if not utilized, in 2034, and $453.0 of our NOL carryforwards have no expiration date. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control and may not be prevented by the restrictions on the transferability and ownership of our common stock, Series A Preferred Stock and other interests treated as our “stock” in our certificate of incorporation. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future U.S. federal income tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.
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
One of the factors that investors may consider in deciding whether to buy or sell our stock is our distribution rate as a percentage of our stock price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease, as potential investors may require a higher distribution yield on our stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding and future (variable and fixed) rate debt, thereby adversely affecting cash flows and our ability to service our indebtedness and pay distributions.
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
On August 1, 2022, our board of directors adopted the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (the “Plan”), which provides for the ability to grant compensation awards in the form of stock, options, stock appreciation rights, restricted stock, performance awards, manager awards, tandem awards, other stock-based awards (including restricted stock units) and non-stock-based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 30,000,000 shares of our common stock for issuance under the Plan. On the date of any equity issuance by us during the ten-year term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of (i) the number of shares of our common stock newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common stock, the number of shares of our common stock equal to the quotient obtained by dividing the gross capital raised in such equity issuance by the fair market value of a share of our common stock as of the date of such equity issuance (such quotient, the “Equity Security Factor”). The term of the Plan expires in 2032. For a more detailed description of the Plan, see “Management—FTAI Infrastructure Nonqualified Stock Option and Inventive Award Plan” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022. Upon the successful completion of an equity offering by us, we will issue to our Manager (or an affiliate of our Manager), as compensation for our Manager’s role in raising capital for us, options to purchase shares of our common stock equal to up to 10% of (i) the aggregate number of shares of our common stock being issued in such offering or (ii) if such equity issuance relates to equity securities other than shares of our common stock, the number of shares of our common stock equal to the Equity Security Factor. In addition, the compensation committee of our board of directors has the authority to grant such other awards to our Manager as it deems advisable; provided that no such award may be granted to our Manager in connection with any issuance by us of equity securities in excess of 10% of (i) the maximum number of shares of our common stock then being issued or (ii) if such equity issuance relates to equity securities other than shares of our common stock, the maximum number of shares of our common stock determined in accordance with the Equity Security Factor.
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
We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options including, but not limited to, the Warrants, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our stock.
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
We utilize leverage to finance many of our asset acquisitions, which entitles certain lenders to cash flows prior to retaining a return on our assets. While our Manager targets using only what we believe to be reasonable leverage, our strategy does not limit the amount of leverage we may incur with respect to any specific asset. The return we are able to earn on our assets may be significantly reduced due to changes in market conditions, which may cause the cost of our financing to increase relative to the income that can be derived from our assets.
Non-U.S. persons that hold or have held (actually or constructively) more than 5% of our common stock may be subject to U.S. federal income tax upon the disposition of some or all their stock.
If a non-U.S. person has held (actually or constructively) more than 5% of our common stock at any time within the shorter of the five-year period ending on the date of a sale, exchange, or other taxable disposition of our stock or the period that such non-U.S. person held our stock, and we were considered a “USRPHC” at any time during such period because of our current or previous ownership of U.S. real property interests above a certain threshold, such non-U.S. person may be subject to U.S. tax on such disposition of such stock (and may have a U.S. tax return filing obligation). A corporation generally is a USRPHC if the fair market value of its U.S. real property interests, as defined in the Code and applicable Treasury regulations, equals or exceeds 50% of the aggregate fair market value of its worldwide real property interests and its other assets used or held for use in a trade or business. We believe that we are and are likely to remain a USRPHC. If a non-U.S. person is subject to U.S. tax as described above, gain recognized on the disposition of our common stock generally will be subject to U.S. federal income tax on a net income basis in the same manner as if the non-U.S. person were a U.S. person. In addition, if we are a USRPHC and our common stock ceased to be treated as “regularly traded on an established securities market,” a non-U.S. person would generally be subject to tax in the manner described in the preceding sentence regardless of what percentage of our common stock it owned, and the transferee in any disposition would generally be required to withhold 15% of the amount realized on the disposition. Non-U.S. stockholders are urged to consult their tax advisors regarding the tax consequences of an investment in our stock.
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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, 45th Floor, New York, NY 10105. Jefferson Terminal leases approximately 250 acres of property for its terminal facilities and leases approximately 12,300 square feet of office space in Texas. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Transtar owns or has operating rights on (through easements, leases, licenses, or other arrangements) roughly 2,000 acres of real property in Michigan, Ohio, Pennsylvania, Texas, and Indiana. Additionally, FYX and our railcar cleaning business lease space in Kentucky and Maine, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NASDAQ under the symbol “FIP” on August 1, 2022, the date of the spin-off. There was no public trading market for our common stock before August 1, 2022. As of March 2, 2023, there were approximately 17 record holders of our common stock. This figure does not reflect the beneficial ownership of stock held in nominee name.
Although we currently intend to continue to pay regular quarterly dividends to holders of our common stock, we may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
On March 1, 2023, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2022, payable on March 28, 2023 to the holders of record on March 14, 2023.
Nonqualified Stock Option and Incentive Award Plan
On August 1, 2022, in connection with the spin-off, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors. As of December 31, 2022, the Incentive Plan provides for the issuance of up to 30.0 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2022.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	14,394,835	$2.77	29,985,000
Equity compensation plans not approved by security holders	—	—	—
Total	14,394,835		29,985,000
______________________________________________________________________________________
(1) Excludes 15,000 stock options issued to directors as compensation.

Performance Graph
The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of three indices: S&P Small Cap 400, Dow Jones US Transportation Services, and Alerian MLP. The graph assumes an investment of $100 in our common stock and in each of the indices on August 1, 2022 (the date of the spin-off), and that all dividends were reinvested. The past performance of our stock is not an indication of future performance.
COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among FTAI Infrastructure Inc., the S&P SmallCap 600 Index, the Dow Jones US Transportation Services Index and the Alerian MLP Index

$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
Index Value
8/1/2022
9/30/2022
12/31/2022
FTAI Infrastructure Inc.
S&P SmallCap 600
Dow Jones US Transportation Services
Alerian MLP

______________________________________________________________________________________
*$100 invested on 8/1/22 in stock or 7/31/22 in index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)
Index	8/1/2022	9/30/2022	12/31/2022
FTAI Infrastructure Inc.	$100.00	$72.73	$90.44
S&P SmallCap 600	100.00	86.17	94.09
Dow Jones US Transportation Services	100.00	77.74	95.59
Alerian MLP	100.00	96.06	105.77

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”). Our MD&A should be read in conjunction with our consolidated and combined consolidated financial statements and the accompanying notes, and with Part I, Item 1A, “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation and energy industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of Fortress Transportation and Infrastructure Investors LLC (“Former Parent”). Former Parent became a subsidiary of FTAI Aviation Ltd., a Cayman Islands exempted company and the surviving parent company (“FTAI Aviation”), upon completion of the transactions contemplated in that certain Agreement and Plan of Merger (the “Merger”) on November 10, 2022, between Former Parent and FTAI Aviation and certain other parties thereto. Except as otherwise specified, prior to the Merger, “FTAI” refers to Former Parent and, following the Merger, “FTAI” refers to FTAI Aviation, in each case including their consolidated subsidiaries. In connection with the spin-off, as described below, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, and acquired all of the material assets and investments that comprised FTAI's infrastructure business (“FTAI Infrastructure”). Prior to the spin-off, we were a subsidiary of FTAI, a Nasdaq-listed company that is externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”).
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products, including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485 megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2022, our Railroad business accounted for 57% of our total revenue and our Ports and Terminals business accounted for 25% of our total revenue. Corporate and other sources accounted for the remaining 18% of our total revenue.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2022, we had total consolidated assets of $2.5 billion and total redeemable preferred stock and equity of $789.4 million.
Spin-Off of FTAI Infrastructure
On August 1, 2022, FTAI distributed to the holders of FTAI common shares one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022.
FTAI Infrastructure Inc. was spun out as an entity taxed as a corporation for U.S. federal income tax purposes and holds FTAI’s (i) Transtar business, (ii) Jefferson Terminal business, (iii) Repauno business, (iv) Long Ridge investment, (v) Aleon and Gladieux investment, (vi) KRS business, (vii) Clean Planet USA investment, (viii) FYX business, (ix) CarbonFree business, and (x) Containers business. FTAI Infrastructure Inc. retained all related project-level debt of those entities. In connection with the spin-off, FTAI Infrastructure Inc. entered into subscription agreements to issue $300.0 million of redeemable preferred stock and warrants and sold $500.0 million of 10.500% senior secured notes due 2027 (the “2027 Notes”), the net proceeds of which were remitted to FTAI in connection with the spin-off.
FTAI Infrastructure Inc. is externally managed by the Manager. In connection with the spin-off, FTAI Infrastructure Inc. entered into a management agreement with the Manager (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Former Parent and the Manager. The Management Agreement has an initial term of six years. The Manager is entitled to a management fee, incentive fees (comprised of income incentive fees and capital gains incentive fees) and reimbursement of certain expenses on substantially similar terms as the previously held agreements with the Manager, except that all fees are paid pursuant to the Management Agreement rather than by one of FTAI Infrastructure Inc.’s subsidiaries.

Operating Segments
Prior to the third quarter of 2022, we operated as three reportable segments. During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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
Results of Operations
Adjusted EBITDA (non-GAAP)
The chief operating decision maker (“CODM”) utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S.GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest costs on pension and OPEB liabilities, and dividends and accretion of redeemable preferred stock, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

The following table presents our consolidated and combined consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Lease income	$3,221	$2,424	$1,186	$797	$1,238
Rail revenues	147,804	61,514	4,424	86,290	57,090
Terminal services revenues	59,574	45,038	50,887	14,536	(5,849)
Crude marketing revenues	—	—	8,210	—	(8,210)
Roadside services revenue	47,899	—	—	47,899	—
Other revenue	3,468	11,243	3,855	(7,775)	7,388
Total revenues	261,966	120,219	68,562	141,747	51,657

Expenses
Operating expenses	208,157	98,541	69,391	109,616	29,150
General and administrative	10,891	8,737	8,522	2,154	215
Acquisition and transaction expenses	16,844	14,826	1,658	2,018	13,168
Management fees and incentive allocation to affiliate	12,964	15,638	13,073	(2,674)	2,565
Depreciation and amortization	70,749	54,016	31,114	16,733	22,902
Total expenses	319,605	191,758	123,758	127,847	68,000

Other (expense) income
Equity in losses of unconsolidated entities	(67,399)	(13,499)	(3,107)	(53,900)	(10,392)
(Loss) gain on sale of assets, net	(1,603)	16	(8)	(1,619)	24
Loss on extinguishment of debt	—	—	(4,724)	—	4,724
Interest expense	(53,239)	(16,019)	(10,764)	(37,220)	(5,255)
Other (expense) income	(3,169)	(8,930)	92	5,761	(9,022)
Total other expense	(125,410)	(38,432)	(18,511)	(86,978)	(19,921)
Loss before income taxes	(183,049)	(109,971)	(73,707)	(73,078)	(36,264)
Provision for (benefit from) income taxes	4,468	(3,630)	(1,984)	8,098	(1,646)
Net loss	(187,517)	(106,341)	(71,723)	(81,176)	(34,618)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(33,933)	(26,472)	(16,522)	(7,461)	(9,950)
Less: Dividends and accretion of redeemable preferred stock	23,657	—	—	23,657	—
Net loss attributable to stockholders and Former Parent	$(177,241)	$(79,869)	$(55,201)	$(97,372)	$(24,668)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(177,241)	$(79,869)	$(55,201)	$(97,372)	$(24,668)
Add: Provision for (benefit from) income taxes	4,468	(3,630)	(1,984)	8,098	(1,646)
Add: Equity-based compensation expense	4,146	4,038	2,325	108	1,713
Add: Acquisition and transaction expenses	16,844	14,826	1,658	2,018	13,168
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	4,724	—	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	(1,125)	(2,220)	181	1,095	(2,401)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense	70,749	54,016	31,114	16,733	22,902
Add: Interest expense	53,239	16,019	10,764	37,220	5,255
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	13,939	29,095	3,140	(15,156)	25,955
Add: Dividends and accretion of redeemable preferred stock	23,657	—	—	23,657	—
Add: Interest costs on pension and OPEB liabilities	1,232	445	—	787	445
Less: Equity in losses of unconsolidated entities	67,399	13,499	3,107	53,900	10,392
Less: Non-controlling share of Adjusted EBITDA (2)	(16,279)	(12,508)	(9,637)	(3,771)	(2,871)
Adjusted EBITDA (non-GAAP)	$61,028	$33,711	$(9,809)	$27,317	$43,520
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net loss of $(67,658), $(11,838) and $(3,503), (ii) interest expense of $28,702, $5,611 and $1,138, (iii) depreciation and amortization expense of $28,399, $12,443 and $5,513, (iv) acquisition and transaction expense of $616, $104 and $581, (v) changes in fair value of non-hedge derivative instruments of $21,218, $19,850 and $(589), (vi) asset impairment of $2,280, $2,146 and $— and (vii) equity-based compensation of $382, $779 and $—, respectively.
(2) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) equity-based compensation of $470, $751 and $374, (ii) provision for income taxes of $670, $52 and $59, (iii) interest expense of $5,491, $3,370 and $2,025, (iv) depreciation and amortization expense of $9,699, $8,411 and $6,149, (v) changes in fair value of non-hedge derivative instruments of $(53), $(76) and $38 (vi) loss on extinguishment of debt of $—, $— and $992, (vii) acquisition and transaction expenses of $1, $— and $—, and (vii) interest costs on pension and OPEB liabilities of $1, $—, and $—, respectively.
Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $141.7 million primarily due to higher revenues in the Railroad, Jefferson Terminal, and Corporate and Other segments.
•Rail revenue increased $86.3 million due to the acquisition of Transtar in July 2021;
•Terminal services revenue increased $14.5 million due to higher volumes at Jefferson Terminal;
•Roadside services revenue increased $47.9 million due to the acquisition of a majority stake and consolidation of FYX in May 2022; and
•Other revenue decreased $7.8 million primarily due to a loss on butane forward purchase contracts and margin compression at Repauno.
Expenses
Total expenses increased $127.8 million primarily due to increases in operating expenses and depreciation and amortization.
Operating expenses increased $109.6 million primarily due to:
•an increase of $48.9 million in the Corporate and Other segment primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022;
•an increase of $49.0 million in the Railroad segment due to the acquisition of Transtar, which primarily consists of compensation and benefits and facility operating expenses;
•an increase of $2.8 million at Repauno which primarily reflects increased activity;

•an increase of $8.2 million at Jefferson Terminal which primarily reflects additional labor costs due to increased activity as well as higher insurance for the new Jefferson Terminal South property.
Depreciation and amortization increased $16.7 million which primarily reflects (i) additional assets placed into service at Jefferson Terminal and (ii) the acquisition of Transtar in July 2021.
Other (expense) income
Total other expense increased $87.0 million which primarily reflects:
•an increase in equity in losses of unconsolidated entities of $53.9 million which primarily reflects unrealized losses on power swaps at Long Ridge;
•an increase in interest expense of $37.2 million which reflects an increase in the average outstanding debt of approximately $198.0 million from the 2027 Notes issued in July 2022 as well as the new EB-5.3 Loan Agreement taken out at Jefferson Terminal;
•a decrease in other expense of $5.8 million primarily due to (i) a write-off of an earn-out receivable in 2021 related to the sale of a portion of our Long Ridge investment and (ii) an increase in interest income within the Sustainability and Energy Transition segment in 2022.
Provision for income taxes
The provision for income taxes increased $8.1 million which primarily reflects provisions booked in the Railroad and Jefferson Terminal segments.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $23.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $27.3 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Revenues
Rail revenue increased $57.1 million due to the acquisition of Transtar in July 2021.
Crude marketing revenues decreased $8.2 million. In 2019, Jefferson Terminal directly sourced crude from producers in Canada, arranging logistics to its terminal and then marketing crude to third parties to take advantage of favorable spreads. The resulting crude sales and corresponding costs of sale, including logistical costs, are reflected in crude marketing revenues and operating expenses, respectively. Jefferson Terminal exited this crude marketing strategy in the fourth quarter of 2019 as a result of unfavorable oil spreads and as certain logistical commitments expired. All activities related to crude marketing revenues were terminated in 2019. All crude marketing revenues in 2020 include contracts executed in 2019 but delivered in 2020.
Other revenue increased $7.4 million primarily due to (i) an increase in butane sales of $5.2 million at Repauno, (ii) a gain of $2.2 million on butane forward purchase contracts at Repauno and (iii) an increase of $0.4 million due to the commencement of transloading at Repauno.
Terminal services revenue decreased $5.8 million at Jefferson Terminal which reflects lower volumes in the first half of 2021 due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $68.0 million primarily due to increases in (i) operating expenses, (ii) acquisition and transaction expenses, (iii) management fees and incentive allocation to affiliate and (iv) depreciation and amortization.
Operating expenses increased $29.2 million primarily due to:
•an increase of $29.8 million in the Railroad segment due to the acquisition of Transtar, which primarily consists of compensation and benefits and facility operating expenses;
•an increase of $5.3 million at Repauno which primarily reflects increases in (i) property taxes due to new assets, (ii) facility operating expenses due to higher butane volumes, (iii) compensation and benefits due to additional headcount and (iv) professional fees; and
•a decrease of $4.8 million at Jefferson Terminal which primarily reflects (i) a decrease in cost of sales due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) higher insurance and other facility operating expenses.

Acquisition and transaction expenses increased $13.2 million primarily due to an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
Management fees and incentive allocation to affiliate increased $2.6 million which reflects an increase in the base management fee as our average total equity was higher in 2021, primarily due to the acquisition of Transtar.
Depreciation and amortization increased $22.9 million which primarily reflects (i) additional assets placed into service at Jefferson Terminal and Repauno and (ii) the acquisition of Transtar.
Other (expense) income
Total other expense increased $19.9 million which primarily reflects:
•an increase in other expense of $9.0 million primarily due to (i) losses related to crude oil forward transactions at Jefferson Terminal and (ii) a write-off of an earn-out receivable related to the sale of a portion of our Long Ridge investment;
•an increase in equity in losses of unconsolidated entities of $10.4 million which primarily reflects unrealized losses on power swaps at Long Ridge;
•an increase in interest expense of $5.3 million due to the issuance of the Series 2021 Bonds for $425 million and the commencement of the EB-5 Loan Agreement; and
•a decrease in loss on extinguishment of debt of $4.7 million due to a debt refinancing at Jefferson Terminal in 2020.
Benefit from income taxes
The benefit from income taxes increased $1.6 million which primarily reflects higher pre-tax losses in the Power and Gas segment and Corporate and other, partially offset by a provision in the Railroad segment.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $43.5 million primarily due to (i) the changes noted above and (ii) an increase in the Pro-rata share of Adjusted EBITDA from unconsolidated entities.

Railroad Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Lease income	$1,943	$736	$—	$1,207	$736
Rail revenues	147,718	61,514	4,424	86,204	57,090
Total revenues	149,661	62,250	4,424	87,411	57,826

Expenses
Operating expenses	84,863	35,824	5,992	49,039	29,832
Acquisition and transaction expenses	763	2,841	—	(2,078)	2,841
Depreciation and amortization	20,164	8,951	583	11,213	8,368
Total expenses	105,790	47,616	6,575	58,174	41,041

Other expense
Loss on sale of assets, net	(1,603)	—	—	(1,603)	—
Interest expense	(212)	(60)	(3)	(152)	(57)
Other expense	(1,632)	(422)	—	(1,210)	(422)
Total other expense	(3,447)	(482)	(3)	(2,965)	(479)
Income (loss) before income taxes	40,424	14,152	(2,154)	26,272	16,306
Provision for income taxes	1,287	64	—	1,223	64
Net income (loss)	39,137	14,088	(2,154)	25,049	16,242
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	15	—	—	15	—
Net income (loss) attributable to stockholders and Former Parent	$39,122	$14,088	$(2,154)	$25,034	$16,242

The following table sets forth a reconciliation of net income (loss) attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net income (loss) attributable to stockholders and Former Parent	$39,122	$14,088	$(2,154)	$25,034	$16,242
Add: Provision for income taxes	1,287	64	—	1,223	64
Add: Equity-based compensation expense	1,531	—	—	1,531	—
Add: Acquisition and transaction expenses	763	2,841	—	(2,078)	2,841
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense	20,164	8,951	583	11,213	8,368
Add: Interest expense	212	60	3	152	57
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	1,232	445	—	787	445
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(25)	—	—	(25)	—
Adjusted EBITDA (non-GAAP)	$64,286	$26,449	$(1,568)	$37,837	$28,017
__________________________________________________

(1) Includes the following items for the year ended December 31, 2022: (i) equity-based compensation of $2, (ii) provision for income taxes of $2, (iii) acquisition and transaction expenses of $1, (iv) interest costs on pension and OPEB liabilities of $1, and (v) depreciation and amortization expense of $19.
Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $87.4 million which is primarily due to the acquisition of Transtar on July 28, 2021.
Expenses
Total expenses increased $58.2 million which is primarily due to the acquisition of Transtar on July 28, 2021.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $37.8 million due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $57.8 million which is primarily due to the acquisition of Transtar on July 28, 2021.
Expenses
Total expenses increased $41.0 million which is primarily due to the acquisition of Transtar on July 28, 2021.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $28.0 million due to the changes noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Lease income	$1,278	$1,688	$1,186	$(410)	$502
Terminal services revenues	59,011	44,664	50,887	14,347	(6,223)
Crude marketing revenues	—	—	8,210	—	(8,210)
Total revenues	60,289	46,352	60,283	13,937	(13,931)

Expenses
Operating expenses	56,417	48,255	53,072	8,162	(4,817)
Acquisition and transaction expenses	64	—	—	64	—
Depreciation and amortization	39,318	36,013	29,034	3,305	6,979
Total expenses	95,799	84,268	82,106	11,531	2,162

Other (expense) income
Loss on sale of assets, net	—	—	(8)	—	8
Loss on extinguishment of debt	—	—	(4,724)	—	4,724
Interest expense	(24,798)	(14,812)	(9,426)	(9,986)	(5,386)
Other (expense) income	(4,317)	(4,726)	92	409	(4,818)
Total other expense	(29,115)	(19,538)	(14,066)	(9,577)	(5,472)
Loss before income taxes	(64,625)	(57,454)	(35,889)	(7,171)	(21,565)
Provision for income taxes	3,016	229	278	2,787	(49)
Net loss	(67,641)	(57,683)	(36,167)	(9,958)	(21,516)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(32,018)	(26,250)	(16,483)	(5,768)	(9,767)
Net loss attributable to stockholders and Former Parent	$(35,623)	$(31,433)	$(19,684)	$(4,190)	$(11,749)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(35,623)	$(31,433)	$(19,684)	$(4,190)	$(11,749)
Add: Provision for income taxes	3,016	229	278	2,787	(49)
Add: Equity-based compensation expense	2,020	3,215	1,676	(1,195)	1,539
Add: Acquisition and transaction expenses	64	—	—	64	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	4,724	—	(4,724)
Add: Changes in fair value of non-hedge derivative instruments	—	—	181	—	(181)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	39,318	36,013	29,034	3,305	6,979
Add: Interest expense	24,798	14,812	9,426	9,986	5,386
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(15,103)	(12,205)	(9,517)	(2,898)	(2,688)
Adjusted EBITDA (non-GAAP)	$18,490	$10,631	$16,118	$7,859	$(5,487)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021, and 2020: (i) equity-based compensation of $440, $723 and $352, (ii) provision for income taxes of $660, $52 and $59, (iii) interest expense of $5,416, $3,331 and $1,979, (iv) loss on extinguishment of debt of $—, $— and $992, (v) depreciation and amortization expense of $8,587, $8,099 and $6,097, and (vi) changes in fair value of non-hedge derivative instruments of $—, $— and $38 respectively.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $13.9 million during the year ended December 31, 2022 primarily due to an increase in terminal services revenues of $14.3 million due to higher volumes. This increase was partially offset by a decrease in lease income of $0.4 million.
Expenses
Total expenses increased $11.5 million which reflects:
•an increase in operating expenses of $8.2 million which primarily reflects additional labor costs due to increased activity as well as higher insurance for the new Jefferson Terminal South property.
•an increase in depreciation and amortization of $3.3 million due to additional assets placed into service.
Other expense
Total other expense increased $9.6 million which primarily reflects an increase in interest expense driven by incurred interest on outstanding borrowings and additional borrowings made under the new EB-5.3 Loan Agreement.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $7.9 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues decreased $13.9 million which primarily reflects (i) a decrease in crude marketing revenue of $8.2 million due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019 and (ii) a decrease in terminal services revenues of $6.2 million which reflects lower volumes in the first half of 2021 due to lower global oil demand related to COVID-19.
Expenses
Total expenses increased $2.2 million which reflects (i) an increase in depreciation and amortization of $7.0 million due to additional assets placed into service, partially offset by (ii) a decrease in operating expenses of $4.8 million which primarily reflects (i) a decrease in cost of sales due to Jefferson Terminal exiting the crude marketing strategy in the fourth quarter of 2019, partially offset by (ii) higher insurance and other facility operating expenses.
Other (expense) income
Total other (expense) income increased $5.5 million which reflects:
•an increase in interest expense of $5.4 million due to the issuance of the Series 2021 Bonds for $425 million and the commencement of the EB-5 Loan Agreement;
•an increase in other expense of $4.8 million due to losses related to crude oil forward transactions; and
•a decrease in loss on extinguishment of debt of $4.7 million due to a debt refinancing in 2020.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $5.5 million primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Rail revenues	$86	$—	$—	$86	$—
Terminal services revenues	563	374	—	189	374
Other revenue	3,468	11,243	3,855	(7,775)	7,388
Total revenues	4,117	11,617	3,855	(7,500)	7,762

Expenses
Operating expenses	17,072	14,304	8,971	2,768	5,333
Depreciation and amortization	9,322	9,052	1,497	270	7,555
Total expenses	26,394	23,356	10,468	3,038	12,888

Other (expense) income
Gain on sale of assets, net	—	16	—	(16)	16
Interest expense	(1,590)	(1,147)	(1,335)	(443)	188
Total other expense	(1,590)	(1,131)	(1,335)	(459)	204
Loss before income taxes	(23,867)	(12,870)	(7,948)	(10,997)	(4,922)
Provision for income taxes	165	—	—	165	—
Net loss	(24,032)	(12,870)	(7,948)	(11,162)	(4,922)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(1,242)	(222)	(39)	(1,020)	(183)
Net loss attributable to stockholders and Former Parent	$(22,790)	$(12,648)	$(7,909)	$(10,142)	$(4,739)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(22,790)	$(12,648)	$(7,909)	$(10,142)	$(4,739)
Add: Provision for income taxes	165	—	—	165	—
Add: Equity-based compensation expense	595	823	649	(228)	174
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(1,125)	(2,220)	—	1,095	(2,220)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,322	9,052	1,497	270	7,555
Add: Interest expense	1,590	1,147	1,335	443	(188)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(500)	(303)	(120)	(197)	(183)
Adjusted EBITDA (non-GAAP)	$(12,743)	$(4,149)	$(4,548)	$(8,594)	$399
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) equity-based compensation of $28, $28 and $22, (ii) provision for income taxes of $8, $— and $—, (iii) interest expense of $75, $39 and $46, (iv) depreciation and amortization expense of $442, $312 and $52, and (v) changes in fair value of non-hedge derivative instruments of $(53), $(76) and $— respectively.
Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues decreased $7.5 million, primarily due to a $3.7 million loss on butane forward purchase contracts as well as overall margin compression.
Expenses
Total expenses increased $3.0 million primarily due to:
•an increase in operating expenses of $2.8 million due to increased terminal activity; and
•an increase in depreciation expense of $0.3 million due to assets being placed into service.
Other (expense) income
Total other expense increased $0.5 million primarily due to an increase in interest expense for the period relating to the revolver loan.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $8.6 million due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Revenues
Total revenues increased $7.8 million, primarily due to (i) an increase in butane sales of $5.2 million, (ii) a gain of $2.2 million on butane forward purchase contracts and (iii) an increase of $0.4 million due to the commencement of transloading.
Expenses
Total expenses increased $12.9 million primarily due to:

•an increase in operating expenses of $5.3 million which primarily reflects increases in (i) property taxes due to new assets, (ii) facility operating expenses due to higher butane volumes, (iii) compensation and benefits due to additional headcount and (iv) professional fees; and
•an increase in depreciation expense of $7.6 million due to assets being placed into service.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $0.4 million due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	826	99	1,356	727	(1,257)
Acquisition and transaction expenses	458	—	907	458	(907)
Total expenses	1,284	99	2,263	1,185	(2,164)

Other (expense) income
Equity in losses of unconsolidated entities	(60,538)	(13,597)	(3,222)	(46,941)	(10,375)
Other income (expense)	524	(3,782)	—	4,306	(3,782)
Total other expense	(60,014)	(17,379)	(3,222)	(42,635)	(14,157)
Loss before income taxes	(61,298)	(17,478)	(5,485)	(43,820)	(11,993)
Benefit from income taxes	—	(3,930)	(2,265)	3,930	(1,665)
Net loss	(61,298)	(13,548)	(3,220)	(47,750)	(10,328)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—
Net loss attributable to stockholders and Former Parent	$(61,298)	$(13,548)	$(3,220)	$(47,750)	$(10,328)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(61,298)	$(13,548)	$(3,220)	$(47,750)	$(10,328)
Add: Benefit from income taxes	—	(3,930)	(2,265)	3,930	(1,665)
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	458	—	907	458	(907)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	18,341	29,405	3,304	(11,064)	26,101
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	60,538	13,597	3,222	46,941	10,375
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$18,039	$25,524	$1,948	$(7,485)	$23,576
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net loss of $(60,538), $(11,430) and $(3,222), (ii) depreciation expense of $27,625, $12,443 and $5,513, (iii) interest expense of $26,758, $5,513 and $1,021, (iv) acquisition and transaction expense of $616, $104 and $581, (v) changes in fair value of non-hedge derivative instruments of $21,218, $19,850 and $(589), (vi) asset impairment of $2,280, $2,146 and $— and (vii) equity-based compensation of $382, $779, and $—, respectively.

Comparison of the years ended December 31, 2022 and 2021
Expenses
Total expenses increased $1.2 million primarily due to the acquisition and development of natural gas reserves.
Other (expense) income
Total other expense increased $42.6 million primarily due to increases in equity in losses in unconsolidated entities primarily due to realized and unrealized losses on power swaps at Long Ridge, as well as an unexpected power plant outage at the end of 2022.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $7.5 million due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Expenses
Total expenses decreased $2.2 million which primarily reflects a decrease in acquisition and transaction expense due to no acquisitions in 2021.
Other (expense) income
Total other expenses increased $14.2 million primarily due to increases in equity in losses in unconsolidated entities primarily due to unrealized losses on power swaps at Long Ridge.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $23.6 million due to an increase in the pro rata share of adjusted EBITDA from unconsolidated entities of $26.1 million and the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	10	—	—	10	—
Acquisition and transaction expenses	280	—	—	280	—
Total expenses	290	—	—	290	—

Other (expense) income
Equity in losses of unconsolidated entities	(7,012)	(372)	—	(6,640)	(372)
Other income	2,123	—	—	2,123	—
Total other expense	(4,889)	(372)	—	(4,517)	(372)
Net loss attributable to stockholders and Former Parent	$(5,179)	$(372)	$—	$(4,807)	$(372)
The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(5,179)	$(372)	$—	$(4,807)	$(372)
Add: Provision for income taxes	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	280	—	—	280	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(4,447)	(372)	—	(4,075)	(372)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	7,012	372	—	6,640	372
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(2,334)	$(372)	$—	$(1,962)	$(372)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022 and 2021: (i) net loss of $(7,069) and $(372), (ii) depreciation expense of $774 and $—, and (iii) interest expense of $1,848 and $—, respectively.

Comparison of the years ended December 31, 2022 and 2021
Other (expense) income
Total other expense decreased $4.5 million which reflects an increase of $6.6 million in equity method losses in unconsolidated entities primarily due to increased losses at GM-FTAI Holdco LLC and Clean Planet Energy USA, as well as an increase in other income of $2.1 million due to interest income earned on outstanding notes.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $2.0 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Other expense
Other expense decreased $0.4 million primarily due to the investment in unconsolidated entities in the sustainability and energy transition sectors in the second half of 2021.

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $0.4 million due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Revenues
Roadside services revenues	$47,899	$—	$—	$47,899	$—
Total revenues	47,899	—	—	47,899	—

Expenses
Operating expenses	48,969	59	—	48,910	59
General and administrative	10,891	8,737	8,522	2,154	215
Acquisition and transaction expenses	15,279	11,985	751	3,294	11,234
Management fees and incentive allocation to affiliate	12,964	15,638	13,073	(2,674)	2,565
Depreciation and amortization	1,945	—	—	1,945	—
Total expenses	90,048	36,419	22,346	53,629	14,073

Other (expense) income
Equity in earnings of unconsolidated entities	151	470	115	(319)	355
Interest expense	(26,639)	—	—	(26,639)	—
Other income	133	—	—	133	—
Total other (expense) income	(26,355)	470	115	(26,825)	355
Loss before income taxes	(68,504)	(35,949)	(22,231)	(32,555)	(13,718)
Provision for income taxes	—	7	3	(7)	4
Net loss	(68,504)	(35,956)	(22,234)	(32,548)	(13,722)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:	(688)	—	—	(688)	—
Less: Dividends and accretion of redeemable preferred stock	23,657	—	—	23,657	—
Net loss attributable to stockholders and Former Parent	$(91,473)	$(35,956)	$(22,234)	$(31,860)	$(13,722)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	'22 vs ‘21	'21 vs '20
Net loss attributable to stockholders and Former Parent	$(91,473)	$(35,956)	$(22,234)	$(55,517)	$(13,722)
Add: Provision for income taxes	—	7	3	(7)	4
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	15,279	11,985	751	3,294	11,234
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	1,945	—	—	1,945	—
Add: Interest expense	26,639	—	—	26,639	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	45	62	(164)	(17)	226
Add: Dividends and accretion of redeemable preferred stock	23,657	—	—	23,657	—
Add: Interest costs on pension and OPEB liabilities	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	(151)	(470)	(115)	319	(355)
Less: Non-controlling share of Adjusted EBITDA (2)	(651)	—	—	(651)	—
Adjusted EBITDA (non-GAAP)	$(24,710)	$(24,372)	$(21,759)	$(338)	$(2,613)
__________________________________________________

(1) Includes the following items for the years ended December 31, 2022, 2021 and 2020: (i) net loss of $(51), $(36) and $(281) and (ii) interest expense of $96, $98 and $117, respectively.
(2) Includes the following items for the year ended December 31, 2022: (i) depreciation expense of $651.

Comparison of the years ended December 31, 2022 and 2021
Revenues

Total revenues increased $47.9 million due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Expenses
Total expenses increased $53.6 million primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Other (expense) income
Total other expense increased $26.8 million due to an increase in interest expense of $26.6 million which reflects an increase in the average outstanding debt from the 2027 Notes issued in July 2022.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $23.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA decreased $0.3 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2021 and 2020
Expenses
Acquisition and transaction expenses increased $11.2 million primarily due to an increase in professional fees related to the acquisition of Transtar and other strategic initiatives.
Management fees and incentive allocation to affiliate increased $2.6 million which reflects an increase in the base management fee as our average total equity was higher in 2021, primarily due to the acquisition of Transtar.
Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased $2.6 million primarily due to the changes noted above.
Transactions with Affiliates and Affiliated Entities
We are managed by the Manager, an affiliate of Fortress, pursuant to our Management Agreement, which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Pursuant to the terms of the Management Agreement, the Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. Our Management Agreement has an initial six-year term and is automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. For its services, our Manager is entitled to receive a management fee from us, payable monthly, that is based on the average value of our total equity (including redeemable preferred stock, but excluding non-controlling interests) determined on a consolidated basis in accordance with GAAP as of the last day of the two most recently completed months multiplied by an annual rate of 1.50%. In addition, we are obligated to reimburse certain expenses incurred by our Manager on our behalf.
Geographic Information
Please refer to Note 17 of our consolidated and combined consolidated financial statements for information by geographic area for each segment, all located in North America, of revenues from our external customers, for the years ended December 31, 2022, 2021 and 2020, as well as the geographic area for each segment of our total property, plant and equipment as of December 31, 2022 and 2021.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt financing.
In July 2022, we issued $500 million aggregate principal amount of the 2027 Notes. The 2027 Notes bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2022. Additionally, in November 2022, Jefferson Terminal entered into a new EB-5 loan agreement maximum aggregate principal amount available of $28.0 million (the “EB5.3 Loan Agreement”). In December 2022, Transtar entered into a $25.0 million revolver agreement (the “Transtar Revolver”). Refer to Note 8 to the consolidated and combined consolidated financial statements for more information on our debt obligations.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $267.3 million, $828.7 million and $252.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of December 31, 2022 (ii) revenues from our infrastructure businesses net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•During the year ended December 31, 2022, additional borrowings were obtained in connection with the (i) 2027 Notes (as defined in Note 8 of the consolidated and combined consolidated financial statements) of $473.8 million; (ii) Transtar Revolver of $10.0 million and (iii) EB-5.3 Loan Agreement of $26.4 million. We did not make any principal repayments of debt during the year ended December 31, 2022.
•During the year ended December 31, 2021, additional borrowings were obtained in connection with the (i) Series 2021 Bonds (as defined in Note 8 of the consolidated and combined consolidated financial statements) of $425.0 million and (ii) EB-5 Loan Agreement of $26.1 million.
•During the year ended December 31, 2020, additional borrowings were obtained in connection with the Series 2020 Bonds (as defined in Note 8 of the consolidated and combined consolidated financial statements) of $264.0 million. We made principal payments of $240.0 million related to the Jefferson Terminal Revolver and the Series 2016 and 2012 Bonds.

Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flow data:
Net cash used in operating activities	$(42,690)	$(61,716)	$(46,860)
Net cash used in investing activities	(267,266)	(828,716)	(252,216)
Net cash provided by financing activities	157,743	1,136,866	337,628
Comparison of the years ended December 31, 2022 and 2021
Net cash used in operating activities decreased $19.0 million, which primarily reflects (i) an increase in net loss of $81.2 million, partially offset by (ii) changes in accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $14.7 million, (iii) an increase in depreciation and amortization of $16.7 million, (iv) a change in equity in losses of unconsolidated entities of $53.9 million, and (v) an increase in deferred income taxes of $7.8 million.

Net cash used in investing activities decreased $561.5 million primarily due to a (i) decrease in the acquisition of business, net of cash acquired for $623.3 million and (ii) a decrease in the investment in unconsolidated entities of $49.2 million, partially offset by (iii) an increase in acquisitions of property, plant and equipment of $76.2 million and (iv) an increase in investment in convertible promissory notes of $37.5 million.
Net cash provided by financing activities decreased $979.1 million primarily due to (i) a decrease in net transfers from Former Parent of $1.3 billion partially offset by (ii) an increase in the proceeds from the issuance of Redeemable Preferred Stock of $274.6 million and (iii) an increase in proceeds from debt of $67.9 million.
Comparison of the years ended December 31, 2021 and 2020
Net cash used in operating activities increased $14.9 million, which primarily reflects (i) an increase in net loss of $34.6 million and (ii) changes in management fees payable to affiliate, accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $7.6 million, partially offset by (iii) an increase in depreciation and amortization of $22.9 million, and (iv) a change in equity in losses of unconsolidated entities of $10.4 million.
Net cash used in investing activities increased $576.5 million primarily due to (i) an increase in the acquisition of business, net of cash acquired for $627.1 million, (ii) an increase in the investment in unconsolidated entities of $50.5 million, and (iii) an increase in investment in convertible promissory notes of $10.0 million partially offset by (iv) an increase in proceeds from sale of property, plant and equipment of $4.5 million, and (v) a decrease in acquisitions of property, plant and equipment of $106.6 million.
Net cash provided by financing activities increased $799.2 million primarily due to (i) an increase in net transfers from Former Parent of $372.7 million, (ii) a decrease in repayment of debt of $240.0 million and (iii) an increase in proceeds from debt of $187.1 million.
Debt Covenants
We are in compliance with all of our debt covenants as of December 31, 2022 and 2021. See Note 8 to the consolidated and combined consolidated financial statements for information related to our debt obligations and respective covenants.
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt Obligations— As of December 31, 2022, we have outstanding principal and interest payment obligations of $1.3 billion and $569.6 million, respectively, of which, there is no principal payment due and $83.6 million of interest payments due within the next twelve months. See Note 8 of the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations— As of December 31, 2022, we had operating and finance lease obligations of $171.8 million, of which $8.2 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We are required to make a $1.8 million cash dividend payment on our redeemable preferred stock by December 31, 2023.
Other Obligations— As of December 31, 2022, in connection with a pipeline capacity agreement at Jefferson Terminal, we had an obligation to pay a minimum of $3.6 million in marketing fees in the next twelve months.
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
Application of Critical Accounting Policies
Property, Plant and Equipment, Leasing Equipment and Depreciation— Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over their estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
Construction in progress	N/A	N/A
Impairment of Long-Lived Assets— We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination; a significant change in market conditions; or the introduction of newer technology. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases and terminal services contracts, future projected leases, terminal service and freight rail rates, transition costs, and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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

Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2022, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively. As of December 31, 2021, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $134.4 million, and $—, respectively.
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
A goodwill impairment assessment compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent that the carrying value of the reporting unit exceeds the fair value.

As of October 1, 2022, we elected to complete a qualitative impairment assessment of the goodwill related to our Railroad reporting unit and concluded that it was more likely than not that the fair value of the Railroad reporting unit exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;
•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2022. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2022, approximately 4.3 million barrels of storage was operational with 1.9 million barrels under construction for new contracts that came online in December 2022 and completed our storage development for our main terminal. Our discount rate for our 2022 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. In December 2022, our multi-year refined products contract with Exxon Mobil Oil Corporation began. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projections are achievable. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2022, 2021, and 2020.
Income Taxes—Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was allocated to investors by our Former Parent, which was treated as a partnership for U.S. federal income tax purposes. In addition, certain of our subsidiaries were taxed as separate corporations for U.S. federal income tax purposes. The income tax provision included in the consolidated and combined consolidated financial statements prior to the spin-off was prepared on a separate return method. Post spin-off, FTAI Infrastructure’s tax profile, certain return elections and assertions are different, including a single consolidated federal tax filing in the U.S., and therefore the income taxes presented prior to the spin-off in the consolidated and combined consolidated financial statements are not expected to be indicative of the Company’s future income taxes.
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
Recent Accounting Pronouncements
Please see Note 2 to our consolidated and combined consolidated financial statements included elsewhere in this filing for recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.
Interest Rate Risk
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Interest rate risk is highly sensitive to many factors, including the U.S. government's monetary and tax policies, global economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposure relates to our term loan arrangements.
The London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. The ICE Benchmark Administration ceased publication of one-week and two-month USD LIBOR settings after December 31, 2021 and intends to cease publishing the remaining USD LIBOR settings after June 30, 2023. We are monitoring related reform proposals and evaluating the related risks and, as a result of LIBOR’s phase out, amended our revolving credit facility to incorporate the Secured Overnight Financing Rate (“SOFR”) as the successor rate to LIBOR; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR, SOFR or other benchmark indices could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
Some of our borrowing agreements require payments based on a variable interest rate index, such as SOFR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of December 31, 2022, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.4 million or a decrease of approximately $0.4 million in interest expense, respectively, over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined consolidated balance sheets of FTAI Infrastructure Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated and combined consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill-Jefferson Terminal Reporting Unit
Description of the Matter	At December 31, 2022, the Company’s goodwill was $122.7 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated and combined consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the fair value estimate of the Jefferson Terminal reporting unit used in the annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the forecasted revenue growth rates, earnings before interest, income taxes, depreciation and amortization (“EBITDA”) margins and discount rate, which are affected by expectations about the Company’s ability to increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment test process, including controls over management’s review of valuation methodology and significant assumptions described above.

To test the estimated fair value of the Company’s Jefferson Terminal reporting unit for use in the goodwill impairment assessment, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its impairment test. For example, we compared significant assumptions used by management to current industry, market and economic trends and to the historical results of the reporting unit and other guideline companies within the same industry. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the fair value of the Jefferson Terminal reporting unit that would result from changes in the significant assumptions. We also involved our internal valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 8, 2023

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2022	2021
Assets
Current assets:
Cash and cash equivalents	2	$36,486	$49,872
Restricted cash	2	113,156	251,983
Accounts receivable, net	2	60,807	50,301
Other current assets	2	67,355	60,828
Total current assets		277,804	412,984
Leasing equipment, net	4	34,907	36,012
Operating lease right-of-use assets, net	12	71,015	71,547
Property, plant, and equipment, net	5	1,673,808	1,517,594
Investments	6	73,589	54,408
Intangible assets, net	7	60,195	67,737
Goodwill	2	260,252	257,137
Other assets	2	26,829	24,882
Total assets		$2,478,399	$2,442,301

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$136,048	$115,634
Operating lease liabilities	12	7,045	2,899
Other current liabilities	2	16,488	10,934
Total current liabilities		159,581	129,467
Debt, net	8	1,230,157	718,624
Operating lease liabilities	12	63,147	67,505
Other liabilities		236,130	64,659
Total liabilities		$1,689,015	$980,255

Commitments and contingencies	20

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2022; redemption amount of $448.2 million as of December 31, 2022)	18	264,590	—

Equity
Net Former Parent investment		$—	$1,617,601
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 99,445,074 shares issued and outstanding at December 31, 2022)		994	—
Additional paid in capital		911,599	—
Accumulated deficit		(60,837)	—
Accumulated other comprehensive loss		(300,133)	(155,464)
Stockholders'/Former Parent company equity		551,623	1,462,137
Non-controlling interests in equity of consolidated subsidiaries		(26,829)	(91)
Total equity		$524,794	$1,462,046
Total liabilities, redeemable preferred stock and equity		$2,478,399	$2,442,301

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2022	2021	2020
Revenues
Total revenues	11	$261,966	$120,219	$68,562

Expenses
Operating expenses	2	208,157	98,541	69,391
General and administrative		10,891	8,737	8,522
Acquisition and transaction expenses		16,844	14,826	1,658
Management fees and incentive allocation to affiliate	16	12,964	15,638	13,073
Depreciation and amortization	4, 5, 7	70,749	54,016	31,114
Total expenses		319,605	191,758	123,758

Other (expense) income
Equity in losses of unconsolidated entities	6	(67,399)	(13,499)	(3,107)
(Loss) gain on sale of assets, net		(1,603)	16	(8)
Loss on extinguishment of debt		—	—	(4,724)
Interest expense		(53,239)	(16,019)	(10,764)
Other (expense) income		(3,169)	(8,930)	92
Total other expense		(125,410)	(38,432)	(18,511)
Loss before income taxes		(183,049)	(109,971)	(73,707)
Provision for (benefit from) income taxes	15	4,468	(3,630)	(1,984)
Net loss		(187,517)	(106,341)	(71,723)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(33,933)	(26,472)	(16,522)
Less: Dividends and accretion of redeemable preferred stock		23,657	—	—
Net loss attributable to stockholders and Former Parent		$(177,241)	$(79,869)	$(55,201)

Loss per share:	19
Basic		$(1.73)	$(0.80)	$(0.56)
Diluted		$(1.73)	$(0.80)	$(0.56)
Weighted average shares outstanding:
Basic		102,747,121	99,387,467	99,387,467
Diluted		102,747,121	99,387,467	99,387,467

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(187,517)	$(106,341)	$(71,723)
Other comprehensive loss:
Other comprehensive loss related to equity method investees, net (1)	(149,078)	(128,990)	(26,609)
Changes in pension and other employee benefit accounts	4,409	(237)	—
Total other comprehensive loss	(144,669)	(129,227)	(26,609)
Comprehensive loss	(332,186)	(235,568)	(98,332)
Comprehensive loss attributable to non-controlling interests	(33,933)	(26,472)	(16,522)
Comprehensive loss attributable to stockholders and Former Parent	$(298,253)	$(209,096)	$(81,810)
__________________________________________________

(1) Net of deferred tax (benefit) expense of $—, $(936) and $(7,075) for the years ended December 31, 2022, 2021 and 2020, respectively.

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Stock	Net Former Parent Investment	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2019	$—	$729,057	$—	$—	$372	$36,540	$765,969
Net loss		(55,201)				(16,522)	(71,723)
Other comprehensive loss		—			(26,609)	—	(26,609)
Total comprehensive loss	—	(55,201)	—	—	(26,609)	(16,522)	(98,332)
Net transfers from Former Parent		325,435				—	325,435
Equity-based compensation		—				2,325	2,325
Equity - December 31, 2020	$—	$999,291	$—	$—	$(26,237)	$22,343	$995,397
Net loss		(79,869)				(26,472)	(106,341)
Other comprehensive loss		—			(129,227)	—	(129,227)
Total comprehensive loss	—	(79,869)	—	—	(129,227)	(26,472)	(235,568)
Net transfers from Former Parent		698,179				—	698,179
Equity-based compensation		—				4,038	4,038
Equity - December 31, 2021	$—	$1,617,601	$—	$—	$(155,464)	$(91)	$1,462,046
Net loss		(92,747)		(60,837)		(33,933)	(187,517)
Other comprehensive loss					(144,669)		(144,669)
Total comprehensive loss	—	(92,747)	—	(60,837)	(144,669)	(33,933)	(332,186)
Net transfers to Former Parent		(617,321)					(617,321)
Distribution by Former Parent	994	(907,533)	906,539				—
Acquisition of subsidiary						3,054	3,054
Contributions from non-controlling interests						731	731
Distributions to non-controlling interests						(143)	(143)
Issuance of warrants			13,750				13,750
Issuance of Manager options			18,127				18,127
Dividends and accretion of redeemable preferred stock			(23,657)				(23,657)
Dividends declared on common stock			(3,082)				(3,082)
Distributions to Manager			(78)				(78)
Settlement of equity-based compensation						(593)	(593)
Equity-based compensation						4,146	4,146
Equity - December 31, 2022	$994	$—	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(187,517)	$(106,341)	$(71,723)
Adjustments to reconcile net loss to cash used in operating activities:
Equity in losses of unconsolidated entities	67,399	13,499	3,107
Loss (gain) on sale of assets	1,603	(16)	8
Loss on extinguishment of debt	—	—	4,724
Equity-based compensation	4,146	4,038	2,325
Depreciation and amortization	70,749	54,016	31,114
Change in deferred income taxes	3,982	(3,867)	(2,276)
Change in fair value of non-hedge derivatives	(1,125)	(2,220)	181
Amortization of deferred financing costs	4,393	2,599	1,542
Bad debt expense (recoveries)	575	74	(1)
Amortization of bond discount	1,903	—	—
Change in:
Accounts receivable	(3,303)	(26,798)	9,998
Other assets	(7,799)	(18,414)	(12,670)
Accounts payable and accrued liabilities	7,013	15,494	(14,225)
Management fees payable to affiliate	—	(19)	—
Other liabilities	(4,709)	6,239	1,036
Net cash used in operating activities	(42,690)	(61,716)	(46,860)

Cash flows from investing activities:
Investment in unconsolidated entities	(5,996)	(55,223)	(4,692)
Acquisition of business, net of cash acquired	(3,819)	(627,090)	—
Acquisition of property, plant and equipment	(217,141)	(140,897)	(247,524)
Investment in convertible promissory notes	(47,454)	(10,000)	—
Proceeds from sale of property, plant and equipment	7,144	4,494	—
Net cash used in investing activities	$(267,266)	$(828,716)	$(252,216)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from debt	$519,025	$451,100	$263,980
Repayment of debt	—	—	(239,983)
Payment of deferred financing costs	(13,605)	(12,413)	(11,804)
Proceeds from issuance of redeemable preferred stock	291,000	—	—
Redeemable preferred stock issuance costs	(16,433)	—	—
Distributions to Manager	(78)	—	—
Capital contributions from non-controlling interests	731	—	—
Distributions to non-controlling interests	(143)	—	—
Settlement of equity-based compensation	(593)	—	—
Net transfers from Former Parent	(617,321)	698,179	325,435
Cash dividends - common stock	(3,082)	—	—
Cash dividends - redeemable preferred stock	(1,758)	—	—
Net cash provided by financing activities	157,743	1,136,866	337,628

Net increase (decrease) in cash and cash equivalents and restricted cash	(152,213)	246,434	38,552
Cash and cash equivalents and restricted cash, beginning of period	301,855	55,421	16,869
Cash and cash equivalents and restricted cash, end of period	$149,642	$301,855	$55,421

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$38,083	$7,302	$8,586
Cash paid for taxes	379	334	329

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(5,662)	$(581)	$(10,817)
Dividends and accretion of redeemable preferred stock	(21,898)	—	—
Conversion of interests in unconsolidated subsidiaries	(21,302)	—	—
Non-cash change in equity method investment	(149,078)	(128,990)	(26,609)

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of Fortress Transportation and Infrastructure Investors LLC (“Former Parent”). The Company then converted to a corporation on July 29, 2022. Former Parent became a subsidiary of FTAI Aviation Ltd., a Cayman Islands exempted company and the surviving parent company (“FTAI Aviation”), upon completion of the transactions contemplated in that certain Agreement and Plan of Merger (the “Merger”) on November 10, 2022, between Former Parent and FTAI Aviation and certain other parties thereto. Except as otherwise specified, prior to the Merger, “FTAI” refers to Former Parent and, following the Merger, “FTAI” refers to FTAI Aviation, in each case including their consolidated subsidiaries. The Company owns and operates (i) five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 17). The Company is headquartered in New York, New York.
FTAI Infrastructure Spin-off
On July 11, 2022, the Former Parent announced that its board of directors unanimously approved the details and timing of a distribution and previously announced spin-off of its infrastructure business, which was contributed or merged into the Company through a series of restructuring transactions and resulted in the infrastructure business being considered as our predecessor. Prior to the spin-off, FTAI consisted of an equipment leasing business and an infrastructure business.
On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022 and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
In connection with the spin-off, the Company made a payment to the Former Parent on the Spin-off Date from the proceeds of the issuance of new debt (see Note 8) and the Redeemable Preferred Stock raise (see Note 18). The Former Parent retained no ownership interest in the Company following the spin-off.
The Company entered into several agreements with the Former Parent and FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”) that, among other things, effect the spin-off and govern the relationship of the parties following the spin-off. The Company also entered into a management agreement with the Manager (the “Management Agreement”), with substantially the same terms as the previously held management agreement between the Former Parent and the Manager (see Note 16).
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Consolidated and Combined Consolidated Financial Statements
The Company’s financial statements for the periods through the Spin-off Date are combined consolidated financial statements. The Company’s financial statements for the period after the Spin-off Date through December 31, 2022 are consolidated financial statements based on the reported results of FTAI Infrastructure Inc. as a standalone company.
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
Basis of Presentation: Prior to spin-off
The Company’s financial statements for the periods through the Spin-off Date were prepared on a standalone basis as if the operations had been conducted independently from the Former Parent and have been derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, Former Parent’s net investment in our operations (Net Former Parent investment) was shown in lieu of stockholders’ equity in the accompanying combined consolidated financial statements, which include the historical operations, assets, and liabilities comprising the infrastructure business of FTAI.
Prior to the Spin-off Date, the combined consolidated financial statements include certain assets and liabilities that have historically been held by the Former Parent but are specifically identifiable or otherwise attributable to FTAI Infrastructure. All significant intercompany transactions between Former Parent and FTAI Infrastructure have been included as components of Net

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Former Parent investment in the combined consolidated financial statements, as they are to be considered effectively settled upon effectiveness of the spin-off.
The combined consolidated financial statements are presented as if our businesses had been combined for all periods presented. The assets and liabilities in the combined consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the spin-off, all of the assets and liabilities presented are owned by the Former Parent and are being transferred to us at a carry-over basis.
Principles of Combination—FTAI Infrastructure had elected the principles of combined consolidated financial statements as the basis of presentation for the periods through the Spin-off Date due to common ownership and management of the entities, which includes the financial results of the Railroad, Jefferson Terminal, Repauno, Power and Gas, and Sustainability and Energy Transition segments.
Cash and Cash Equivalents—The cash and cash equivalents reflected in the financial statements through the Spin-off Date are cash and cash equivalents that were legally held by FTAI Infrastructure during the periods presented in the financial statements and were directly attributed to and used in the operations of FTAI Infrastructure.
Debt and the Corresponding Interest Expense—The Debt reflected in the financial statements through the Spin-off Date was debt that was directly attributable to, and legally incurred by, FTAI Infrastructure. The corresponding interest expense presented in the financial statements was derived solely from the Debt directly attributed to FTAI Infrastructure.
Corporate Function—For the periods through the Spin-off Date, the combined consolidated financial statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Former Parent was externally managed by the Manager, which performs the Former Parent’s corporate function, and incurred a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses was included to reflect our portion of such corporate overhead from the Former Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure. These allocated costs are recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Former Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Actual costs that may have been incurred if FTAI Infrastructure had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Former Parent funded FTAI Infrastructure’s operating and investing activities as needed. Cash transfers to and from the Former Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers from Former Parent”. Refer to Note 16 for additional discussion on corporate costs allocated from the Former Parent that are included in these combined consolidated financial statements. Subsequent to the Spin-off Date, the Company operated as a standalone company based on actual expenses incurred.
Principles of Consolidation—We consolidate all entities in which we have a controlling financial interest and control over significant operating decisions, as well as variable interest entities in which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest.
We use the equity method of accounting for investments in entities in which we exercise significant influence but which do not meet the requirements for consolidation. Under the equity method, we record our proportionate share of the underlying net income (loss) of these entities as well as the proportionate interest in adjustments to other comprehensive income (loss).
Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated and combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from the Former Parent during the period prior to the spin-off. Actual results could differ from those estimates.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $306.0 million and $316.5 million, and total VIE liabilities of DRP were $34.1 million and $32.6 million as of December 31, 2022 and 2021, respectively.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 8) and other qualifying construction projects at Jefferson Terminal.
Inventory—Commodities inventory is carried at the lower of cost or net realizable value on our balance sheet. Commodities are removed from inventory based on the average cost at the time of sale. We had commodities inventory of $3.6 million, and $6.8 million as of December 31, 2022 and 2021, respectively, which is included in Other current assets in the Consolidated and Combined Consolidated Balance Sheets.
Property, Plant and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over their estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and site improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Vehicles	5 - 7 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	3 - 5 years from date of purchase	None
Construction in progress	N/A	N/A
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $9.2 million, $8.2 million and $20.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expense were $13.4 million, $5.9 million, and $2.9 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Impairment of Long-Lived Assets—We perform a recoverability assessment of each of our long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant change in market conditions; or the introduction of newer technology. When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its net book value. The undiscounted cash flows consist of cash flows from terminal services contracts and currently contracted leases, future projected leases, terminal service and freight rail rates, transition costs, and estimated residual or scrap values. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
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
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $3.6 million and $6.8 million, deposits of $22.8 million and $17.2 million, note receivable of $20.0 million and $7.5 million, prepaid expenses of $16.4 million and $17.4 million and other assets of $4.5 million and $11.9 million as of December 31, 2022 and 2021, respectively.
Other Assets—Other Assets primarily consists of a note receivable of $10.8 million and $10.0 million as of December 31, 2022 and 2021, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation and interest.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $4.1 million and $4.1 million, and insurance premium liabilities of $6.2 million and $1.7 million as of December 31, 2022 and 2021, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2022, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively. As of December 31, 2021, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $134.4 million, and $—, respectively.
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
A goodwill impairment assessment compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. If the estimated fair value of the reporting unit is less than the carrying amount, a goodwill impairment is recorded to the extent that the carrying value of the reporting unit exceeds the fair value.
As of October 1, 2022, we elected to complete a qualitative impairment assessment of the goodwill related to our Railroad reporting unit and concluded that it was more likely than not that the fair value of the Railroad reporting unit exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;
•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2022. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2022, approximately 4.3 million barrels of storage was operational with 1.9 million barrels under construction for new contracts that came online in December 2022 and completed our storage development for our main terminal. Our discount rate for our 2022 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. In December 2022, our multi-year refined products contract with Exxon Mobil Oil Corporation began. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projections are achievable. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
Due to the acquisition of additional interests in FYX in 2022, the estimated fair value of that business within the Corporate and Other segment approximates the book value.
There were no impairments of goodwill for the years ended December 31, 2022, 2021, and 2020.
Intangibles and amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 148 months as of December 31, 2022.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $30.9 million and $21.5 million as of December 31, 2022 and 2021, respectively, are included in Debt, net in the Consolidated and Combined Consolidated Balance Sheets.
Amortization expense was $4.4 million, $2.6 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
Terminal Services Revenues—Terminal services are provided to customers for the receipt and redelivery of various commodities. These revenues relate to performance obligations that are recognized over time using the right to invoice practical expedient, i.e., invoiced as the services are rendered and the customer simultaneously receives and consumes the benefit over the contract term. The Company’s performance of service and right to invoice corresponds with the value delivered to our customers. Revenues are typically invoiced and paid on a monthly basis.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Roadside Services Revenues—Roadside services revenue is revenue related to providing roadside assistance services to customers in the intermodal and over-the-road trucking industries. Revenue is recognized when a performance obligation is satisfied by completing a repair service at a point in time. Revenues are typically invoiced for each repair and generally have 30-day payment terms.
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
Additionally, other revenue includes revenue related to derivative trading activities. See Commodity Derivatives below for additional information.
Payment terms for revenues are generally short term in nature.
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized in Operating lease right-of-use assets, net and Operating lease liabilities within current and non-current liabilities in our Consolidated and Combined Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Property, plant and equipment, net and lease liabilities are recognized in Other current liabilities and Other liabilities in our Consolidated and Combined Consolidated Balance Sheets.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 10%, 15% and 40% of our consolidated revenue from one customer in the Jefferson Terminal segment during the years ended December 31, 2022, 2021 and 2020, respectively, and 51% and 45% from one customer in the Railroad segment during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net. As of December 31, 2021, accounts receivable from two customers in the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Acquisition and Transaction expenses—Acquisition and transaction expense is comprised of costs related to business combinations, dispositions and terminated deal costs related to asset acquisitions, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Loss—Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive loss represents net loss, as presented in the Consolidated and Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income related to cash flow hedges of our equity method investees and pension and other employee benefit accounts.
Derivative Financial Instruments
Electricity Derivatives—Our equity method investee, Long Ridge, enters into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. Long Ridge primarily uses swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive loss related to equity method investees in our Consolidated and Combined Consolidated Statements of Comprehensive Loss and recorded in Accumulated other comprehensive loss in our Consolidated and Combined Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated as Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in losses of unconsolidated entities in the Consolidated and Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in earnings (losses) of unconsolidated entities in our Consolidated and Combined Consolidated Statements of Cash Flows.
We record all derivative assets and liabilities on a gross basis at fair value, which are included in Other current assets and Other current liabilities, respectively, in our Consolidated and Combined Consolidated Balance Sheets.
Income Taxes—Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was allocated to investors by our Former Parent, which was treated as a partnership for U.S. federal income tax purposes. In addition, certain of our subsidiaries were taxed as separate corporations for U.S. federal income tax purposes. The income tax provision included in the consolidated and combined consolidated financial statements prior to the spin-off was prepared on a separate return method. Post spin-off, FTAI Infrastructure’s tax structure, certain return elections and assertions are different, including a single consolidated federal tax filing in the U.S., and therefore the income taxes presented prior to the spin-off in the consolidated and combined consolidated financial statements are not expected to be indicative of the Company’s future income taxes.
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
Pension and Other Postretirement Benefits— We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 14 for additional discussion on the pension and postretirement plans.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Recent Accounting Pronouncements—In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease under Topic 842 and (ii) the lessor would have otherwise recognized a day-one loss. This standard is effective for all reporting periods beginning after December 15, 2021. We adopted this guidance in the first quarter of 2022, and it did not have a material impact on our consolidated and combined consolidated financial statements.
3. ACQUISITION OF TRANSTAR, LLC
On July 28, 2021, we completed the acquisition for 100% of the equity interests of Transtar, LLC (“Transtar”) from United States Steel Corporation (“USS”) for total cash consideration of $636.0 million. Transtar is comprised of five freight railroads and one switching company, of which two railroads are connected to USS’s largest production facilities. We also entered into an exclusive rail partnership with USS, under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Transtar operates within the Railroad reportable segment. See Note 17 for additional information. The results of operations at Transtar have been included in the Consolidated and Combined Consolidated Statements of Operations as of the effective date of the acquisition. In connection with the acquisition, we recorded $9.8 million of acquisition and transaction expense during the year ended December 31, 2021.
The Former Parent funded the transaction with bridge loans in an aggregate principal amount of $650.0 million. In September 2021, the Former Parent issued new equity and debt and repaid in full the bridge loans.
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
The following table summarizes the final allocation of the purchase price, as presented in our Consolidated and Combined Consolidated Balance Sheets:

Fair value of assets acquired:
Cash and cash equivalents	$8,918
Accounts receivable	18,625
Operating lease right-of-use assets	12,231
Property, plant and equipment	487,946
Intangible assets	60,000
Other assets	17,052
Total assets	604,772
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	47,010
Operating lease liabilities	10,689
Pension and other postretirement benefits (1)	34,698
Other liabilities	8,487
Total liabilities	100,884
Goodwill (2)	132,121
Total purchase consideration	$636,009
________________________________________________________
(1) Included in Other liabilities in the Consolidated and Combined Consolidated Balance Sheets.
(2) Goodwill is primarily attributable to the assembled workforce of Transtar and the synergies expected to be achieved. This goodwill is assigned to the Railroad segment and is tax deductible for income tax purposes.
The following table presents the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	60,000

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Railcars	1 - 40	$111,359
Track and track related assets	1 - 40	90,904
Land, site improvements and rights	N/A	87,450
Bridges and tunnels	15 - 55	173,896
Buildings and improvements	3 - 25	12,448
Railroad equipment	2 - 15	2,725
Terminal machinery and equipment	2 - 15	3,325
Vehicles	2 - 5	3,740
Construction in progress	N/A	1,928
Computer hardware and software	2 - 5	171
Total		$487,946
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
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020.

	Year Ended December 31,
	2021	2020
Total revenue	$199,762	$183,744
Net loss attributable to Former Parent	$(56,717)	$(39,349)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2022	2021
Leasing equipment	$44,179	$44,179
Less: Accumulated depreciation	(9,272)	(8,167)
Leasing equipment, net	$34,907	$36,012

Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Depreciation expense for leasing equipment	$1,105	$1,103	$1,106

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2022	2021
Land, site improvements and rights	$183,640	$149,914
Construction in progress	127,941	118,081
Buildings and improvements	19,356	19,164
Bridges and tunnels	173,868	174,889
Terminal machinery and equipment	1,141,505	962,552
Track and track related assets	100,068	100,014
Railroad equipment	8,463	8,331
Railcars and locomotives	100,200	111,574
Computer hardware and software	11,733	5,335
Furniture and fixtures	1,745	1,745
Other	11,336	10,016
	1,879,855	1,661,615
Less: Accumulated depreciation	(206,047)	(144,021)
Property, plant and equipment, net	$1,673,808	$1,517,594
We had net additions of property, plant and equipment of $218.2 million and $624.9 million during the years ended December 31, 2022 and 2021, respectively, which primarily consisted of terminal machinery and equipment placed in service or under development at Jefferson Terminal and assets acquired in our acquisition of Transtar in 2021.
Depreciation expense for property, plant and equipment was $62.1 million, $47.6 million, and $26.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

	Investment	Ownership Percentage	December 31, 2022	December 31, 2021
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50%	$—	$—
FYX Trust Holdco LLC (2)	Equity at December 31, 2021	66% and 14% as of December 31, 2022 and December 31, 2021, respectively	—	1,255
GM-FTAI Holdco LLC	Equity method	See below	68,025	52,295
Clean Planet Energy USA LLC	Equity method	50%	5,564	858
			$73,589	$54,408
______________________________________________________________________________________
(1) The carrying value of $187.2 million and $17.5 million as of December 31, 2022 and 2021, respectively, is included in Other Liabilities in the Consolidated and Combined Consolidated Balance Sheets.
(2) See “Equity Investments - FYX Trust Holdco LLC” below for additional information regarding the FYX Trust Holdco LLC acquisition in May 2022.

We did not recognize any other-than-temporary impairments for the years ended December 31, 2022 or 2021.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) earnings:

	Year Ended December 31,
	2022	2021	2020
Intermodal Finance I, Ltd.	151	470	115
Long Ridge Energy & Power LLC	(60,538)	(13,597)	(3,222)
GM-FTAI Holdco LLC	(5,571)	(205)	—
Clean Planet Energy USA LLC	(1,441)	(167)	—
Total	$(67,399)	$(13,499)	$(3,107)
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
As of December 31, 2022, Intermodal owns a portfolio of approximately 273 shipping containers subject to multiple operating leases.
Long Ridge Energy & Power LLC
On June 16, 2017, we, through Ohio River Partners Shareholders LLC (“ORP”), a consolidated subsidiary, purchased the assets of Long Ridge Energy & Power LLC (“Long Ridge”), which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. Long Ridge was being developed as a 485-megawatt natural gas fired, combined cycle power plant, which was completed and became operational in October 2021. Long Ridge also entered into cash flow hedges related to power generation capacity, as described in Note 2.
In December 2019, ORP contributed its equity interests in Long Ridge into Long Ridge Energy & Power LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150.0 million in cash, plus an earn out. We recognized a gain of $116.7 million in relation to the Long Ridge Transaction. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge. The initial equity method investment balance was $155.6 million at the date of deconsolidation and represented the fair value of our 50.1% ownership.
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing PIK interest at a 16% rate. As of December 31, 2022 the balance of the note receivable was $27.5 million recorded as part of the Long Ridge investment in Other liabilities on the Consolidated and Combined Consolidated Balance Sheet.
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31,
Balance Sheet	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,192	$2,932
Restricted cash	20,732	32,469
Accounts receivable, net	31,727	17,896
Other current assets	5,732	8,857
Total current assets	60,383	62,154
Property, plant, and equipment, net	827,886	764,607
Intangible assets, net	4,560	4,940
Goodwill	86,460	89,390
Other assets	8,540	5,584
Total assets	$987,829	$926,675

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$87,498	$16,121
Debt, net	38,526	—
Derivative liabilities	125,134	47,369
Other current liabilities	913	257
Total current liabilities	252,071	63,747
Debt, net	599,499	604,261
Derivative liabilities	557,708	291,664
Other liabilities	6,932	1,989
Total liabilities	1,416,210	961,661

Equity
Total equity	(428,381)	(34,986)
Total liabilities and equity	$987,829	$926,675

	Year Ended December 31,
Statement of Operations	2022	2021	2020
Revenue	$50,230	$85,638	$24,917
Expenses
Operating expenses	61,835	28,310	16,339
Depreciation and amortization	51,243	24,836	11,004
Interest expense	53,409	11,005	2,037
Total expenses	166,487	64,151	29,380
Other expense	(4,577)	(44,302)	(1,967)
Loss before income taxes	(120,834)	(22,815)	(6,430)
Provision for income taxes	—	—	—
Net Loss	$(120,834)	$(22,815)	$(6,430)
GM-FTAI Holdco LLC
In September 2021, we acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns 100% interest in Gladieux Metals Recycling (“GMR” or “Gladieux”) and Aleon Renewable Metals LLC (“Aleon”). GMR specializes in recycling spent catalyst produced in the petroleum refining industry.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“CPE” or “Clean Planet USA”) for $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in Clean Planet USA as an equity method investment as we have significant influence through our ownership of Class A shares.
Equity Investment
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
In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity, and subsequently purchased an additional approximate 1% interest in FYX for cash consideration of $0.1 million. From the purchase date in May 2022 through and as of December 31, 2022, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated and Combined Consolidated Balance Sheets. At the purchase date, assets of FYX were $13.7 million, including cash of $0.7 million, liabilities were $10.1 million, and goodwill of $5.4 million was recorded. Since acquisition, we have recorded total revenue from FYX of $47.9 million and net loss from FYX of $1.4 million. At December 31, 2022, $3.7 million is recorded as non-controlling interest for the interest held by other parties.
7. INTANGIBLE ASSETS, NET
Our intangible assets, net are summarized as follows:

	December 31, 2022
	Jefferson Terminal	Railroad	Total
Customer relationships	35,513	60,000	95,513
Less: Accumulated amortization	(29,591)	(5,727)	(35,318)
Total intangible assets, net	$5,922	$54,273	$60,195

	December 31, 2021
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(26,038)	(1,738)	(27,776)
Total intangible assets, net	$9,475	$58,262	$67,737

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets is recorded as follows:

	Classification in Consolidated and Combined Consolidated Statements of Operations	Year Ended December 31,
		2022	2021	2020
Customer relationships	Depreciation and amortization	7,542	5,292	3,553
Estimated net annual amortization of intangibles is as follows:

2023	$7,551
2024	6,371
2025	4,000
2026	4,000
2027	4,000
Thereafter	34,273
Total	$60,195
8. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	December 31, 2022	December 31, 2021
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Eurodollar)	11/5/24	25,000	25,000
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	62,200	26,100
Transtar Revolver (2)	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR + 3.00%	12/27/25	10,000	—
Total loans payable			97,200	51,100
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.00% (ii) Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (3)	10.50%	8/1/2027	474,828	—
Total bonds payable			1,163,808	688,980
Total debt			1,261,008	740,080
Less: Debt issuance costs			(30,851)	(21,456)
Total debt, net			$1,230,157	$718,624

Total debt due within one year			$—	$—
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.500% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $25,172 at December 31, 2022.
DRP Revolver—On November 5, 2018, our subsidiary entered into a revolving credit facility (the “DRP Revolver”) that provides for revolving loans in the aggregate amount of $25.0 million. The DRP Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement.
On November 5, 2021, we entered into an amendment to the DRP Revolver, which extends the maturity date under the DRP Revolver to November 5, 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The DRP Revolver includes financial covenants requiring the maintenance of (i) consolidated cash balance of at least $3.0 million at each quarter end date, and (ii) consolidated tangible net worth of at least $180.0 million at each quarter end date in 2022, $190.0 million in 2023, and $200.0 million thereafter.
EB-5 Loan Agreement—On January 25, 2021, Jefferson Terminal entered into a non-recourse loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development, construction and acquisition of certain facilities at Jefferson Terminal. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $61.2 million, of which $26.1 million was available under the first tranche and $35.1 million was available under the second tranche. The loans mature in 5 years from the funding of each individual tranche with an option to extend the maturity for both tranches by two one-year periods. If the option to extend the maturity is exercised, the interest rate will increase to 6.25% from 5.75% for the extension period.
On November 16, 2022, Jefferson Terminal entered into a new EB-5 loan agreement (“EB-5.3 Loan Agreement”) with substantially the same terms as the original agreement discussed above. The maximum aggregate principal amount available under the EB-5.3 Loan Agreement is $28.0 million.
Transtar Revolver—On December 27, 2022, our subsidiary entered into a revolving credit facility (the “Transtar Revolver”) that provides for revolving loans in the aggregate amount of $25.0 million. The Transtar Revolver is guaranteed by the Company and certain subsidiaries of Transtar including a pledge of substantially all of their respective assets.
The Transtar Revolver includes financial covenants requiring the maintenance of (i) a consolidated maximum ratio of total leverage of 3.00 to 1.00 per the terms of the credit agreement and (ii) a consolidated minimum fixed charge coverage ratio of 1.20 to 1.00 per the terms of the credit agreement.
Series 2020 Bonds—On February 11, 2020, Jefferson Terminal issued Series 2020 Bonds in an aggregate principal amount of $264.0 million (“Jefferson Refinancing”). The Series 2020 Bonds are designated as $184.9 million of Series 2020A Dock and Wharf Facility Revenue Bonds (the “Tax Exempt Series 2020A Bonds”), and $79.1 million of Series 2020B Taxable Facility Revenue Bonds (the “Taxable Series 2020B Bonds”).
The Tax Exempt Series 2020A Bonds maturing on January 1, 2035 ($53.5 million aggregate principal amount) bear interest at a fixed rate of 3.625%.
The Tax Exempt Series 2020A Bonds maturing on January 1, 2050 ($131.4 million aggregate principal amount) bear interest at a fixed rate of 4.00%.
The Taxable Series 2020B Bonds will mature on January 1, 2025 and bear interest at a fixed rate of 6.00%.
Jefferson Terminal used a portion of the net proceeds from this offering to refund, redeem and defease certain indebtedness, and used a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities, to fund certain reserve and funded interest accounts related to the Series 2020 Bonds, and to pay for or reimburse certain costs of issuance of the Series 2020 Bonds.
Jefferson Terminal recognized a loss on extinguishment of debt of $4.7 million as a result of this transaction during the year ended December 31, 2020.
Series 2021 Bonds—On August 18, 2021, Jefferson Terminal issued $425.0 million aggregate principal amount of Series 2021 Bonds, which are designated as $225.0 million of Series 2021A Dock and Wharf Facility Revenue Bonds (the “Series 2021A Bonds”) and $200.0 million of Series 2021B Taxable Facility Revenue Bonds (the “Taxable Series 2021B Bonds”).
The Series 2021A Bonds consist of:
i)$39.1 million aggregate principal amount of Serial Bonds maturing between January 1, 2026 and January 1, 2031, and bearing interest at specified fixed rates ranging from 1.875% to 2.625% per annum,
ii)$38.2 million aggregate principal amount of Term Bonds maturing January 1, 2036, and bearing interest at a fixed rate of 2.750% per annum,
iii)$44.9 million aggregate principal amount of Term Bonds maturing January 1, 2041, and bearing interest at a fixed rate of 2.875% per annum, and
iv)$102.8 million aggregate principal amount of Term Bonds maturing January 1, 2050, and bearing interest at a fixed rate of 3.00% per annum.
The Taxable Series 2021B Bonds will mature on January 1, 2028, and bear interest at a fixed rate of 4.100% per annum.
Jefferson Terminal intends to use a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities.
Senior Notes due 2027—In connection with the spin-off, we issued $500.0 million aggregate principal amount of Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2022. The 2027 Notes were issued at an issue price equal

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
to 94.585%. The 2027 Notes are guaranteed by the Company and the subsidiaries of Transtar including a pledge of substantially all of their respective assets.
We were in compliance with all debt covenants as of December 31, 2022 and 2021.
As of December 31, 2022, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
DRP Revolver	$—	$25,000	$—	$—	$—	$—	$25,000
EB-5 Loan Agreement	—	—	—	35,800	26,400	—	62,200
Series 2020 Bonds	—	—	79,060	—	—	184,920	263,980
Series 2021 Bonds	—	—	—	9,025	4,750	411,225	425,000
Transtar Revolver	—	—	10,000	—	—	—	10,000
Senior Notes due 2027	—	—	—	—	500,000	—	500,000
Total principal payments on loans and bonds payable	$—	$25,000	$89,060	$44,825	$531,150	$596,145	$1,286,180
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2022	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$36,486	$36,486	$—	$—	Market
Restricted cash	113,156	113,156	—	—	Market
Derivative assets	1,125	—	1,125	—	Income
Total assets	$150,767	$149,642	$1,125	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2021	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$49,872	$49,872	$—	$—	Market
Restricted cash	251,983	251,983	—	—	Market
Derivative assets	2,220	—	2,220	—	Income
Total assets	$304,075	$301,855	$2,220	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets classified as Level 2 measurements are estimated by applying the income and market approaches, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds and notes payable reported as debt, net in the Consolidated and Combined Consolidated Balance Sheets are presented in the table below:

	December 31,
	2022	2021
Series 2020 A Bonds (1)	$139,101	$189,773
Series 2020 B Bonds (1)	74,543	81,637
Series 2021 A Bonds (1)	152,848	222,023
Series 2021 B Bonds (1)	163,238	194,278
2027 Notes	498,035	—
______________________________________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Consolidated and Combined Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
The following table presents information related to our butane derivative contracts:

	December 31,
	2022	2021
Notional Amount (Barrel of butane (“BBL”) in thousands)	180	244
Fair Value of Assets (1)	$1,125	$2,220
Term	3 months	1 to 3 months
________________________________________________________
(1) Included in Other current assets in the Consolidated and Combined Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

There were no transfers into or out of Level 3 during the periods presented.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
11. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,943	$1,278	$—	$—	$—	$—	$3,221
Rail revenues	147,718	—	86	—	—	—	147,804
Terminal services revenues	—	59,011	563	—	—	—	59,574
Roadside services revenues	—	—	—	—	—	47,899	47,899
Other revenue	—	—	3,468	—	—	—	3,468
Total revenues	$149,661	$60,289	$4,117	$—	$—	$47,899	$261,966

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$736	$1,688	$—	$—	$—	$—	$2,424
Rail revenues	61,514	—	—	—	—	—	61,514
Terminal services revenues	—	44,664	374	—	—	—	45,038
Other revenue	—	—	11,243	—	—	—	11,243
Total revenues	$62,250	$46,352	$11,617	$—	$—	$—	$120,219

	Year Ended December 31, 2020
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$—	$1,186	$—	$—	$—	$—	$1,186
Rail revenues	4,424	—	—	—	—	—	4,424
Terminal services revenues	—	50,887	—	—	—	—	50,887
Crude marketing revenues	—	8,210	—	—	—	—	8,210
Other revenue	—	—	3,855	—	—	—	3,855
Total revenues	$4,424	$60,283	$3,855	$—	$—	$—	$68,562

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of December 31, 2022:

2023	12,638
2024	12,629
2025	12,595
2026	12,557
2027	12,136
Thereafter	—
Total	$62,555
12. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately one month to 39.5 years.
The following table presents lease related costs:

	Year Ended December 31,
	2022	2021	2020
Finance leases
Amortization of right-of-use assets	$945	$380	$—
Interest on lease liabilities	52	27	—
Finance lease expense	997	407	—
Operating lease expense	7,306	$5,682	$4,587
Short-term lease expense	1,714	587	315
Variable lease expense	2,690	1,590	1,379
Total lease expense	12,707	$8,266	$6,281

The following table presents information related to our operating leases as of and for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Right-of-use assets, net	$71,015	$71,547

Short-term lease liabilities	7,045	2,899
Long-term lease liabilities	63,147	67,505
Total lease liabilities	70,192	70,404

Weighted average remaining lease term	33.8 years	34.8 years
Weighted average incremental borrowing rate	5.7%	5.7%
The following table presents supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	7,005	5,602	4,591
Noncash - ROU assets recorded for new and modified leases	2,640	12,228	59,751

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2022:

2023	$7,009
2024	6,567
2025	6,255
2026	5,668
2027	5,111
Thereafter	138,274
Total undiscounted lease payments	168,884
Less: Imputed interest	98,692
Total lease liabilities	$70,192
13. EQUITY-BASED COMPENSATION
On August 1, 2022, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors.
As of December 31, 2022, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and is reported within operating expenses and general and administrative in the Consolidated and Combined Consolidated Statement of Operations.
The following table presents our stock-based compensation expense recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met as of December 31, 2022
	2022	2021	2020
Restricted shares	$2,020	$3,215	1,676	$1,512
Common units	2,126	823	649	2,690
Total	$4,146	$4,038	$2,325	$4,202

The following tables present information for our stock options, restricted shares of our subsidiary and common units of our subsidiary:

	Stock Options		Restricted Shares		Common Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2021	—	$—	619,241	$8.02	960,829	$1.14
Granted	14,647,307	2.77	—	—	3,800,000	1.00
Less: exercised or vested	252,472	2.08	259,717	8.19	1,940,467	1.05
Less: forfeited and canceled	—	—	30,744	7.96	—	—
Outstanding as of December 31, 2022	14,394,835		328,780		2,820,362

	Stock Options	Restricted Shares	Common Units
As of December 31, 2022:
Weighted average exercise / issuance price (per share)	$2.77	$8.10	$1.02
Aggregate intrinsic value (in thousands)	$3,461	$3,269	$3,091
Weighted average remaining contractual term	9.0 years	0.5 years	1.2 years
During the year ended December 31, 2022, certain of the Manager’s employees exercised 252,472 options at a weighted average exercise price of $2.08 and received a net 57,607 shares of our common stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Stock Options
In connection with the spin off and our redeemable preferred stock raise (see Notes 16, 18 and 19 for details), we granted options to purchase our common stock to the Manager. The fair value of these options of $18 million, calculated using a binomial lattice model at issuance date, was recorded as an increase in equity with an offsetting reduction of proceeds received.
The following table presents information related to the options to purchase our common stock:

		Year Ended
		December 31, 2022
Number of options		10,869,565
Fair value at grant date ($ millions)		$18.1
Expected volatility	The expected stock volatility is based on an assessment of the volatility of our publicly traded common stock.	60.00%
Risk free interest rate	The risk-free rate is determined using the implied yield currently available on U.S. government bonds with a term consistent with the expected term on the date of grant.	2.58%
Expected dividend yield	The expected dividend yield is based on management’s expected dividend rate.	3.60%
Early exercise multiple	Assumption that options will be exercised when the share price to strike price ratio reaches a certain threshold.	2.5
Expected term	Expected term used represents the period of time the options granted are expected to be outstanding.	10.0 years
Number of time steps	The number of time steps between the valuation and expiration dates.	1,000
Restricted Shares
We issued restricted shares of our subsidiary to certain employees during the years ended December 31, 2021 and 2020, that had grant date fair values of $5.6 million and $4.0 million, respectively, and generally vest over three years. We did not issue any restricted shares during the year ended December 31, 2022. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Common Units
We issued 1,900,000, 1,052,632, and 1,883,772 common units of our subsidiaries to certain employees for the years ended December 31, 2022, 2021 and 2020, respectively, that had grant date fair values of $1.9 million, $1.2 million, and $2.1 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Additionally, during the year ended December 31, 2022, we issued 1,900,000 separate common units of our subsidiary that had a grant date fair value of $1.9 million and vest over three years. These awards are subject to performance targets based on EBITDA as defined in the agreements, and the total expected compensation expense is recognized ratably over the vesting periods if it is probable that the performance conditions will be met. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
14. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar (see Note 3), we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our underfunded pension plan is a tax qualified plan, and we will make contributions accordingly. Our pension plan covers certain eligible Transtar employees and is noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The accumulated benefit obligation at December 31, 2022 and 2021 is $2.5 million and $1.4 million, respectively.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes the changes in our projected benefit obligation and plan assets as of December 31, 2022 and 2021. Service costs are recorded in Operating expenses, and interest costs are recorded in Other (expense) income in the Consolidated and Combined Consolidated Statements of Operations.

	Year Ended December 31,
	2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected Benefit Obligation
Projected benefit obligation, beginning of period	$9,805	$30,033	$—	$—
Transtar acquisition	—	(2,854)	9,055	28,488
Plan amendment	—	1,470	—	—
Service costs	1,763	2,143	712	864
Interest costs	315	917	108	337
Actuarial (gains) losses	(2,814)	(3,065)	(20)	344
Benefit paid	(137)	(121)	(50)	—
Projected benefit obligation, end of period	$8,932	$28,523	$9,805	$30,033

Plan Assets
Fair value of plan assets, beginning of period	$—	$—	$—	$—
Asset adjustment	1	—	—	—
Actual return on plan assets	1	—	—	—
Employer contributions	1,846	—	50	—
Other benefits paid	(137)	—	(50)	—
Fair value of plan assets, end of period	$1,711	$—	$—	$—
Funded status at end of year	$(7,221)	$(28,523)	$(9,805)	$(30,033)
As of December 31, 2022 and 2021, the following amounts were recognized in the Consolidated and Combined Consolidated Balance Sheets:

	Year Ended December 31,
	2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$—	$251	$52	$102
Non-current liabilities	7,221	28,272	9,753	29,931
Net amounts recognized at end of period	$7,221	$28,523	$9,805	$30,033
Our retirement plan costs for the years ended December 31, 2022 and 2021 were $2.1 million and $0.8 million for pension benefits and $3.1 million and $1.2 million for postretirement benefits, respectively.
The following table summarizes the components of net periodic pension cost and other amounts recognized in other comprehensive loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$—	$—	$—	$—
Amortization of prior service (cost) credit	—	1,470	—	—
Actuarial loss (gain)	(2,814)	(3,065)	(20)	334
Amortization of actuarial (loss) gain	—	—	—	—
Total recognized in other comprehensive loss	$(2,814)	$(1,595)	$(20)	$334

Weighted-average assumptions used to determine the estimated benefit obligation and period costs as of and for the year ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine pension benefit obligation:
Discount rate	5.31%	5.29%	3.02%	3.00%
Rate of compensation increase	3.50%	N/A	3.50%	N/A
Initial healthcare cost trend rate	N/A	5.80%	N/A	10% pre-Med; 3% Medicare
Ultimate healthcare cost trend rate	N/A	3.94%	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075
Weighted-average assumptions used to determine net periodic pension and postretirement costs:
Discount rate	3.02%	3.00%	2.88%	2.86%
Rate of compensation increases	3.50%	N/A	3.50%	N/A
Average future working lifetime	11.01 years	11.32 years	10.93 years	11.34 years
Initial healthcare cost trend rate	N/A	6.00%	N/A	6.00%
Ultimate healthcare cost trend rate	N/A	3.94%	N/A	3.80%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075

The following benefit payments, which reflect expected future service and compensation increases, as appropriate, are expected to be made from the Transtar defined benefit plans:

	Pension Benefits	Postretirement Benefits
2023	$176	$428
2024	251	640
2025	406	900
2026	590	1,150
2027	756	1,336
Years 2028-2032	5,753	9,308
The pension plan assets are held in a master trust that is invested in a pooled separate account categorized as a money market fund. The assets are valued at fair value and are classified as a Level 2 investment. The pooled separate account invests in a portfolio of high quality, short-term instruments; the fair values of these instruments are used in determining the NAV of the pooled separate account, which is not publicly quoted. We expect to make $1.5 million of contributions to the pension plan during 2023.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
15. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$2	$13	$4
State and local	482	224	329
Foreign	—	—	(41)
Total current provision	484	237	292
Deferred:
Federal	3,824	(3,820)	(2,272)
State and local	154	(44)	—
Foreign	6	(3)	(4)
Total deferred (benefit) provision	3,984	(3,867)	(2,276)
Total	$4,468	$(3,630)	$(1,984)
Prior to the spin-off, we were taxed as a disregarded entity for U.S. federal income tax purposes and our taxable income or loss generated was allocated to investors by our Former Parent, which was treated as a partnership for U.S. federal income tax purposes. In addition, certain of our subsidiaries were taxed as separate corporations for U.S. federal income tax purposes. Taxable income or loss generated by us and our corporate subsidiaries following the spin-off and by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal tax at statutory rate	21.00%	21.00%	21.00%
Income not subject to tax at statutory rate	—%	9.91%	4.15%
State and local taxes	1.77%	(0.06)%	(0.45)%
Foreign taxes	—%	—%	0.06%
Noncontrolling interest	(2.58)%	—%	—%
Other	0.46%	(4.43)%	0.06%
Change in valuation allowance	(23.09)%	(23.05)%	(22.13)%
Provision for income taxes	(2.44)%	3.37%	2.69%
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$142,067	$112,999
Accrued expenses	2,118	2,275
Interest expense	35,624	23,483
Operating lease liabilities	58,919	48,665
Investment in partnerships	49,488	15,524
Other	3,623	803
Total deferred tax assets	291,839	203,749
Less valuation allowance	(214,003)	(143,604)
Net deferred tax assets	77,836	60,145
Deferred tax liabilities:
Fixed assets and goodwill	(29,051)	(16,900)
Operating lease right-of-use assets	(52,624)	(43,101)
Net deferred tax assets (liabilities)	$(3,839)	$144
Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated and Combined Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2022, 2021, and 2020 of $214.0 million, $143.6 million, and $94.1 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2022	2021	2020
Valuation allowance at beginning of period	$143,604	$94,139	$81,313
Change due to current year losses	70,399	49,465	12,826
Valuation allowance at end of period	$214,003	$143,604	$94,139

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2022, certain of our corporate subsidiaries had U.S. federal net operating loss carryforwards of approximately $623.6 million that are available to offset future taxable income. If not utilized, $168.5 million of these carryforwards will begin to expire in the year 2034, with $455.1 million of these carryforwards having no expiration date. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the year ended December 31, 2022, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The Manager is entitled to a management fee, incentive fees (comprised of an Income Incentive Fee and a Capital Gains Incentive Fee, described below) and reimbursement of certain expenses. The Management fee is determined by taking the average value of total equity (including redeemable preferred stock and excluding non-controlling interests) of the Company determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
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
The Capital Gains Incentive Fee is calculated and paid in arrears as of the end of each calendar year and is equal to 10% of our pro rata share of cumulative realized gains from the date of the spin-off through the end of the applicable calendar year, net of our pro rata share of cumulative realized or unrealized losses, the cumulative non-cash portion of equity-based compensation expenses and all realized gains upon which prior performance-based Capital Gains Incentive Fee payments were made to the Manager.
The Management fee, Income Incentive Fee, and Capital Gains Incentive Fee that are attributable to the operations of FTAI Infrastructure is recorded in the Management fees and incentive allocation to affiliate on the Consolidated and Combined Consolidated Statements of Operations. These amounts are allocated on the following basis:
Management fee—Management fee is allocated to FTAI Infrastructure by applying the calculation methodology described above to the equity of FTAI Infrastructure included in these consolidated and combined consolidated financial statements.
Income Incentive Fee and Capital Gains Incentive Fee—The Income Incentive Fee and Capital Gains Incentive Fee are allocated to FTAI Infrastructure by applying the allocation calculation methodology described above to FTAI Infrastructure’s financial results in each respective period.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the Management fees, Income Incentive Allocation and Capital Gains Incentive Allocation included in these consolidated and combined consolidated financial statements:

	Year Ended December 31,
	2022	2021	2020
Management fees	$12,964	$15,638	$13,073
Capital gains incentive allocation	—	—	—
Total	$12,964	$15,638	$13,073
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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2022	2021	2020
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative expenses	$4,286	$3,937	$4,053
Acquisition and transaction expenses	1,067	1,105	682
Total	$5,353	$5,042	$4,735
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common shares for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Notes 18 and 19.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated and Combined Consolidated Balance Sheets:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31,
	2022	2021
Accrued management fee	3,092	1,495
Other payables	—	1,075
As of December 31, 2022 and 2021, there were no receivables from the Manager.
Other Affiliate Transactions
As of December 31, 2022 and 2021, affiliates of our Manager own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest as of December 31, 2022 and 2021 was $(41.1) million and $(9.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2022	2021	2020
Non-controlling interest share of net loss	$(32,018)	$(26,472)	$(16,522)
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. From the purchase date in May 2022 through and as of December 31, 2022, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated and Combined Consolidated Balance Sheets. Additionally, other investors in FYX are also affiliates of our Manager.
In October 2022, we entered into a shareholder loan agreement with our equity method investee, Long Ridge. Refer to Note 6 for additional information.
17. SEGMENT INFORMATION
Prior to the third quarter of 2022, we operated as three reportable and operating segments. During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefit (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest costs on pension and OPEB liabilities, and dividends and accretion of redeemable preferred stock, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders and Former Parent, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders and Former Parent as determined in accordance with U.S. GAAP.

The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$149,661	$60,289	$4,117	$—	$—	$47,899	$261,966

Expenses
Operating expenses	84,863	56,417	17,072	826	10	48,969	208,157
General and administrative	—	—	—	—	—	10,891	10,891
Acquisition and transaction expenses	763	64	—	458	280	15,279	16,844
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,964	12,964
Depreciation and amortization	20,164	39,318	9,322	—	—	1,945	70,749
Total expenses	105,790	95,799	26,394	1,284	290	90,048	319,605

Other expense
Equity in (losses) earnings of unconsolidated entities	—	—	—	(60,538)	(7,012)	151	(67,399)
Loss on sale of assets, net	(1,603)	—	—	—	—	—	(1,603)
Interest expense	(212)	(24,798)	(1,590)	—		(26,639)	(53,239)
Other (expense) income	(1,632)	(4,317)	—	524	2,123	133	(3,169)
Total other expense	(3,447)	(29,115)	(1,590)	(60,014)	(4,889)	(26,355)	(125,410)
Income (loss) before income taxes	40,424	(64,625)	(23,867)	(61,298)	(5,179)	(68,504)	(183,049)
Provision for income taxes	1,287	3,016	165	—	—	—	4,468
Net income (loss)	39,137	(67,641)	(24,032)	(61,298)	(5,179)	(68,504)	(187,517)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	15	(32,018)	(1,242)	—	—	(688)	(33,933)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	23,657	23,657
Net income (loss) attributable to stockholders and Former Parent	$39,122	$(35,623)	$(22,790)	$(61,298)	$(5,179)	$(91,473)	$(177,241)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$64,286	$18,490	$(12,743)	$18,039	$(2,334)	$(24,710)	$61,028
Add: Non-controlling share of Adjusted EBITDA							16,279
Add: Equity in losses of unconsolidated entities							(67,399)
Less: Interest costs on pension and OPEB liabilities							(1,232)
Less: Dividends and accretion of redeemable preferred stock							(23,657)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(13,939)
Less: Interest expense							(53,239)
Less: Depreciation and amortization expense							(70,749)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,125
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(16,844)
Less: Equity-based compensation expense							(4,146)
Less: Provision for income taxes							(4,468)
Net loss attributable to stockholders and Former Parent							$(177,241)

II. For the Year Ended December 31, 2021

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$62,250	$46,352	$11,617	$—	$—	$—	$120,219

Expenses
Operating expenses	35,824	48,255	14,304	99	—	59	98,541
General and administrative	—	—	—	—	—	8,737	8,737
Acquisition and transaction expenses	2,841	—	—	—	—	11,985	14,826
Management fees and incentive allocation to affiliate	—	—	—	—	—	15,638	15,638
Depreciation and amortization	8,951	36,013	9,052	—	—	—	54,016
Total expenses	47,616	84,268	23,356	99	—	36,419	191,758

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(13,597)	(372)	470	(13,499)
Gain on sale of assets, net	—	—	16	—	—	—	16
Interest expense	(60)	(14,812)	(1,147)	—	—	—	(16,019)
Other expense	(422)	(4,726)	—	(3,782)	—	—	(8,930)
Total other (expense) income	(482)	(19,538)	(1,131)	(17,379)	(372)	470	(38,432)
Income (loss) before income taxes	14,152	(57,454)	(12,870)	(17,478)	(372)	(35,949)	(109,971)
Provision for (benefit from) income taxes	64	229	—	(3,930)	—	7	(3,630)
Net income (loss)	14,088	(57,683)	(12,870)	(13,548)	(372)	(35,956)	(106,341)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(26,250)	(222)	—	—	—	(26,472)
Net income (loss) attributable to Former Parent	$14,088	$(31,433)	$(12,648)	$(13,548)	$(372)	$(35,956)	$(79,869)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$26,449	$10,631	$(4,149)	$25,524	$(372)	$(24,372)	$33,711
Add: Non-controlling share of Adjusted EBITDA							12,508
Add: Equity in losses of unconsolidated entities							(13,499)
Less: Interest costs on pension and OPEB liabilities							(445)
Less: Dividends and accretion of redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(29,095)
Less: Interest expense							(16,019)
Less: Depreciation and amortization expense							(54,016)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							2,220
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(14,826)
Less: Equity-based compensation expense							(4,038)
Less: Benefit from income taxes							3,630
Net loss attributable to Former Parent							$(79,869)

III. For the Year Ended December 31, 2020

	Year Ended December 31, 2020
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$4,424	$60,283	$3,855	$—	$—	$—	$68,562

Expenses
Operating expenses	5,992	53,072	8,971	1,356	—	—	69,391
General and administrative	—	—	—	—	—	8,522	8,522
Acquisition and transaction expenses	—	—	—	907	—	751	1,658
Management fees and incentive allocation to affiliate	—	—	—	—	—	13,073	13,073
Depreciation and amortization	583	29,034	1,497	—	—	—	31,114
Total expenses	6,575	82,106	10,468	2,263	—	22,346	123,758

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	—	—	—	(3,222)	—	115	(3,107)
Loss on sale of assets, net	—	(8)	—	—	—	—	(8)
Loss on extinguishment of debt	—	(4,724)		—	—	—	(4,724)
Interest expense	(3)	(9,426)	(1,335)	—	—	—	(10,764)
Other income	—	92	—	—	—	—	92
Total other (expense) income	(3)	(14,066)	(1,335)	(3,222)	—	115	(18,511)
Loss before income taxes	(2,154)	(35,889)	(7,948)	(5,485)	—	(22,231)	(73,707)
Provision for (benefit from) income taxes	—	278	—	(2,265)	—	3	(1,984)
Net loss	(2,154)	(36,167)	(7,948)	(3,220)	—	(22,234)	(71,723)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(16,483)	(39)	—	—	—	(16,522)
Net loss attributable to Former Parent	$(2,154)	$(19,684)	$(7,909)	$(3,220)	$—	$(22,234)	$(55,201)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Year Ended December 31, 2020
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$(1,568)	$16,118	$(4,548)	$1,948	$—	$(21,759)	$(9,809)
Add: Non-controlling share of Adjusted EBITDA							9,637
Add: Equity in losses of unconsolidated entities							(3,107)
Less: Interest costs on pension and OPEB liabilities							—
Less: Dividends and accretion of redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(3,140)
Less: Interest expense							(10,764)
Less: Depreciation and amortization expense							(31,114)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(181)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(4,724)
Less: Acquisition and transaction expenses							(1,658)
Less: Equity-based compensation expense							(2,325)
Less: Provision for income taxes							1,984
Net loss attributable to Former Parent							$(55,201)

IV. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$56,631	$166,252	$16,888	$396	$20,747	$16,890	$277,804
Non-current assets	672,275	1,136,095	289,132	8,142	84,390	10,561	2,200,595
Total assets	728,906	1,302,347	306,020	8,538	105,137	27,451	2,478,399

Debt, net	10,000	732,145	25,000	—	—	463,012	1,230,157

Current liabilities	51,902	81,147	5,958	906	—	19,668	159,581
Non-current liabilities	59,698	790,687	28,163	187,165	—	463,721	1,529,434
Total liabilities	111,600	871,834	34,121	188,071	—	483,389	1,689,015

Redeemable preferred stock	—	—	—	—	—	264,590	264,590

Non-controlling interests in equity of consolidated subsidiaries	1,403	(33,048)	1,093	—	—	3,723	(26,829)
Total equity	617,306	430,513	271,899	(179,533)	105,137	(720,528)	524,794
Total liabilities, redeemable preferred stock and equity	$728,906	$1,302,347	$306,020	$8,538	$105,137	$27,451	$2,478,399

	December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$72,965	$296,753	$34,943	$357	$7,680	$286	$412,984
Non-current assets	695,632	987,678	281,599	—	53,152	11,256	2,029,317
Total assets	768,597	1,284,431	316,542	357	60,832	11,542	2,442,301

Debt, net	—	693,624	25,000	—	—	—	718,624

Current liabilities	56,690	67,612	5,135	19	—	11	129,467
Non-current liabilities	52,180	753,113	27,965	17,530	—	—	850,788
Total liabilities	108,870	820,725	33,100	17,549	—	11	980,255

Non-controlling interests in equity of consolidated subsidiaries	—	(2,604)	1,888	—	—	625	(91)
Total equity	659,727	463,706	283,442	(17,192)	60,832	11,531	1,462,046
Total liabilities and equity	$768,597	$1,284,431	$316,542	$357	$60,832	$11,542	$2,442,301

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
18. REDEEMABLE PREFERRED STOCK
On August 1, 2022, the Company issued and sold 300,000 shares of Redeemable Preferred Stock at a price of $1,000 per share and $0.01 par value. The shares were issued at a 3% discount for net proceeds of $291.0 million. The Company also issued two classes of warrants to the preferred stockholders (see Note 19). The fair value of the Redeemable Preferred Stock and the warrants at issuance were determined to be $242.7 million (net of issuance cost) and $13.8 million, respectively. The Company incurred $16.4 million of issuance costs related to the Redeemable Preferred Stock and warrants. Additionally, the Company issued options to the Manager with a total fair value of $18.1 million (see Note 16).
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
Dividends
Dividends on the Redeemable Preferred Stock are payable at a rate equal to 14.0% per annum subject to increase in accordance with the terms of the Redeemable Preferred Stock. Specifically, the rate will be increased by 2.0% per annum for any periods during the first two years following closing of the issuance of the Redeemable Preferred Stock, where the dividend is not paid in cash. Prior to the second anniversary of the issuance date, such dividends will automatically accrue and accumulate on each share of Redeemable Preferred Stock, whether or not declared and paid, or they may be paid in cash at our discretion. After the second anniversary of the issuance date, we are required to pay such dividends in cash. Failure to pay such dividends will result in a dividend rate equal to 18.0% per annum, and a failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date will constitute an event of noncompliance. The dividend rate on the Redeemable Preferred Stock will increase by 1.0% per annum beginning on the fifth anniversary of the issuance date of the Redeemable Preferred Stock.
As of December 31, 2022, the Company has $19.2 million of dividends paid-in-kind, increasing our Redeemable Preferred Stock balance, and $1.8 million of dividends paid in cash.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in dividends and accretion of redeemable preferred stock on the Consolidated and Combined Consolidated Statements of Operations, totaled $2.7 million for the year ended December 31, 2022.
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
If the Redeemable Preferred Stock were redeemed as of December 31, 2022, it would be redeemable for $448.2 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
19. EARNINGS PER SHARE AND EQUITY
Basic loss per share of common stock (“LPS”) is calculated by dividing net loss attributable to stockholders and Former Parent by the weighted average number of common stock outstanding, plus any participating securities. Diluted LPS is calculated by dividing net loss attributable to stockholders and Former Parent by the weighted average number of common stock outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted LPS is presented below:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net loss	$(187,517)	$(106,341)	$(71,723)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(33,933)	(26,472)	(16,522)
Less: Dividends and accretion of redeemable preferred stock	23,657	—	—
Net loss attributable to stockholders and Former Parent	$(177,241)	$(79,869)	$(55,201)
Weighted Average Common Stock Outstanding - Basic (1)	102,747,121	99,387,467	99,387,467
Weighted Average Common Stock Outstanding - Diluted (1)	102,747,121	99,387,467	99,387,467

Loss per share:
Basic	$(1.73)	$(0.80)	$(0.56)
Diluted (2)	$(1.73)	$(0.80)	$(0.56)
________________________________________________________
(1) The year ended December 31, 2022 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the year ended December 31, 2022 includes the dilutive effect of subsidiary earnings per share.
For the year ended December 31, 2022, 586,269 shares of common stock have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
On the Spin-off Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares of common stock were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the years ended December 31, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.
In addition, as of the Spin-off Date, each FTAI option held by the Manager or by the directors, officers, employees, service providers, consultants and advisors of the Manager was converted into an adjusted FTAI option and a new FTAI Infrastructure Inc. option. The exercise price of each adjusted FTAI Infrastructure Inc. option was set to collectively maintain the intrinsic value of the FTAI option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted FTAI option and the FTAI Infrastructure Inc. option, respectively, to the fair market value of the underlying shares. The terms and conditions applicable to each FTAI Infrastructure option are substantially similar to the terms and conditions otherwise applicable to the FTAI option.
On August 1, 2022, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 18.
We issued 15,000 options to purchase common stock to certain directors as compensation during the year ended December 31, 2022.
Common Stock Warrants
On August 1, 2022, in connection with the Redeemable Preferred Stock raise, the Company issued two classes of warrants to the redeemable preferred stockholders. The Series I Warrants represent the right to purchase 3,342,566 shares of common stock, at an exercise price of $10.00 per share, and the Series II Warrants represent the right to purchase 3,342,566 shares of common stock at an exercise price of $0.01 per share. Both classes of warrants expire on the earlier of August 1, 2030 or a change in control. The Series II Warrants participate on an as-converted basis in any dividends with respect to the common stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021	—	$—
Issued	6,685,132	5.01
Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2022	6,685,132	$5.01
Warrants exercisable as of December 31, 2022	6,685,132	$5.01
The weighted average remaining contractual term of the outstanding warrants as of December 31, 2022 is 7.6 years. The aggregate intrinsic value of the warrants as of December 31, 2022 is $9.8 million.
20. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
We have also entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2022.
Jefferson Terminal entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson Terminal is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $3.6 million for the next twelve months.
21. SUBSEQUENT EVENTS
Director Compensation
In January 2023, we issued 21,277 shares of common stock to a certain director as compensation.
Transtar Revolver Amendment
On January 13, 2023, we entered into an amendment agreement for the Transtar Revolver that provides for incremental revolving loans in the aggregate amount of $25.0 million.
Dividends
On March 1, 2023, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2022, payable on March 28, 2023 to the holders of record on March 14, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On May 16, 2022, we completed the acquisition of a majority stake in FYX. Our management is in the process of reviewing the operations of FYX and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded FYX from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. FYX represented approximately 1% of our total assets, 18% of our total revenues and 1% of our net loss as of and for the year ended December 31, 2022.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Infrastructure Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Infrastructure Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FYX Trust Holdco LLC, which is included in the 2022 consolidated and combined consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2022 and 18% and 1% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FYX Trust Holdco LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated and combined consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
March 8, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.” See also “Nonqualified Stock Option and Incentive Award Plan” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors—Determination of Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV
Item 15.    Exhibits

	Exhibit No.	Description
*	2.1	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Certificate of Designations of Series A Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.1	Indenture, dated as of July 7, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form 10, filed July 12, 2022).
	4.2	First Supplemental Indenture, dated as of July 25, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 25, 2022)
	4.3	Second Supplemental Indenture, dated as of August 1, 2022, among FTAI Infrastructure Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.4	Description of Securities Registered under Section 12 of the Exchange Act.
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.12	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

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

	10.20	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.21	Form of Letter sent to FTAI’s option holders describing the equitable adjustment to FTAI’s options (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	21.1	Subsidiaries of FTAI Infrastructure, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated and Combined Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive Loss; (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	March 8, 2023
Kenneth J. Nicholson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 8, 2023
Joseph P. Adams, Jr.
Chairman of the Board

By:	/s/ Kenneth J. Nicholson	Date:	March 8, 2023
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	March 8, 2023
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer

By:	/s/ James L. Hamilton	Date:	March 8, 2023
James L. Hamilton
Director

By:	/s/ Judith A. Hannaway	Date:	March 8, 2023
Judith A. Hannaway
Director

By:	/s/ Ray M. Robinson	Date:	March 8, 2023
Ray M. Robinson
Director