Form 10-Q
period 2023-03-31
FTAI Infrastructure Inc.
filed 2023-05-03
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2023, the number of outstanding shares of the registrant’s common stock was 99,445,074 shares.

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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	2	$39,963	$36,486
Restricted cash	2	68,470	113,156
Accounts receivable, net	2	71,798	60,807
Other current assets	2	58,820	67,355
Total current assets		239,051	277,804
Leasing equipment, net	3	34,631	34,907
Operating lease right-of-use assets, net		70,163	71,015
Property, plant, and equipment, net	4	1,685,242	1,673,808
Investments	5	72,320	73,589
Intangible assets, net	6	58,309	60,195
Goodwill	2	260,252	260,252
Other assets	2	27,094	26,829
Total assets		$2,447,062	$2,478,399

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$132,654	$136,048
Operating lease liabilities		7,124	7,045
Other current liabilities	2	14,905	16,488
Total current liabilities		154,683	159,581
Debt, net	7	1,274,149	1,230,157
Operating lease liabilities		62,644	63,147
Other liabilities		156,001	236,130
Total liabilities		1,647,477	1,689,015

Commitments and contingencies	17

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022; redemption amount of $448.2 million at March 31, 2023 and December 31, 2022)	15	279,160	264,590

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 99,445,074 shares issued and outstanding as of March 31, 2023 and December 31, 2022)		994	994
Additional paid in capital		892,992	911,599
Accumulated deficit		(86,856)	(60,837)
Accumulated other comprehensive loss		(247,293)	(300,133)
Stockholders' equity		559,837	551,623
Non-controlling interest in equity of consolidated subsidiaries		(39,412)	(26,829)
Total equity		520,425	524,794
Total liabilities, redeemable preferred stock and equity		$2,447,062	$2,478,399
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2023	2022
Revenues
Total revenues	9	$76,494	$46,148

Expenses
Operating expenses	2	65,162	38,068
General and administrative		3,201	2,430
Acquisition and transaction expenses		269	4,236
Management fees and incentive allocation to affiliate	13	2,982	4,161
Depreciation and amortization	3, 4, 6	20,135	16,996
Asset impairment		141	—
Total expenses		91,890	65,891

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	5	4,366	(22,043)
Loss on sale of assets, net		(124)	—
Interest expense		(23,250)	(6,459)
Other income (expense)		221	(459)
Total other expense		(18,787)	(28,961)
Loss before income taxes		(34,183)	(48,704)
Provision for income taxes	12	1,729	1,584
Net loss		(35,912)	(50,288)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(9,893)	(7,466)
Less: Dividends and accretion on redeemable preferred stock		14,570	—
Net loss attributable to stockholders/Former Parent		$(40,589)	$(42,822)

Loss per share:	16
Basic		$(0.39)	$(0.43)
Diluted		$(0.40)	$(0.43)
Weighted average shares outstanding:
Basic		102,787,640	99,387,467
Diluted		102,787,640	99,387,467

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(35,912)	$(50,288)
Other comprehensive income (loss):
Other comprehensive income (loss) related to equity method investees, net	52,852	(96,948)
Change in pension and other employee benefit accounts	(12)	—
Comprehensive income (loss)	16,928	(147,236)
Comprehensive loss attributable to non-controlling interest	(9,893)	(7,466)
Comprehensive income (loss) attributable to stockholders/Former Parent	$26,821	$(139,770)

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(26,019)		(9,893)	(35,912)
Other comprehensive income				52,840		52,840
Total comprehensive (loss) income	—	—	(26,019)	52,840	(9,893)	16,928
Settlement of equity-based compensation					(90)	(90)
Acquisition of consolidated subsidiary		(953)			(3,495)	(4,448)
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion on redeemable preferred stock		(14,570)				(14,570)
Equity-based compensation					895	895
Equity - March 31, 2023	$994	$892,992	$(86,856)	$(247,293)	$(39,412)	$520,425

	Three Months Ended March 31, 2022
	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$1,617,601	$(155,464)	$(91)	$1,462,046
Net loss	(42,822)		(7,466)	(50,288)
Other comprehensive loss		(96,948)		(96,948)
Total comprehensive loss	(42,822)	(96,948)	(7,466)	(147,236)
Net transfers from Former Parent	34,270			34,270
Equity-based compensation			709	709
Equity - March 31, 2022	$1,609,049	$(252,412)	$(6,848)	$1,349,789

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,912)	$(50,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities	(4,366)	22,043
Loss on sale of assets, net	124	—
Equity-based compensation	895	709
Depreciation and amortization	20,135	16,996
Asset impairment	141	—
Change in deferred income taxes	1,547	1,512
Change in fair value of non-hedge derivative	1,125	766
Amortization of deferred financing costs	1,429	841
Amortization of bond discount	1,045	—
(Benefit from) provision for credit losses	(165)	25
Change in:
Accounts receivable	(10,825)	13,744
Other assets	8,140	(2,315)
Accounts payable and accrued liabilities	1,812	(19,488)
Management fees payable to affiliate	4,888	—
Other liabilities	(2,157)	1,306
Net cash used in operating activities	(12,144)	(14,149)

Cash flows from investing activities:
Investment in unconsolidated entities	(2,126)	(1,637)
Acquisition of consolidated subsidiary	(4,448)	—
Acquisition of property, plant and equipment	(39,861)	(51,728)
Investment in promissory notes and loans	(20,500)	—
Proceeds from sale of property, plant and equipment	93	2,092
Net cash used in investing activities	(66,842)	(51,273)

Cash flows from financing activities:
Proceeds from debt	41,600	9,450
Payment of deferred financing costs	(649)	(277)
Cash dividends - common stock	(3,084)	—
Net transfers from Former Parent, net	—	34,270
Settlement of equity-based compensation	(90)	—
Net cash provided by financing activities	37,777	43,443

Net decrease in cash and cash equivalents and restricted cash	(41,209)	(21,979)
Cash and cash equivalents and restricted cash, beginning of period	149,642	301,855
Cash and cash equivalents and restricted cash, end of period	$108,433	$279,876

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(2,245)	$—
Dividends and accretion on redeemable preferred stock	(14,570)	—
Non-cash change in equity method investment	52,852	(96,948)

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC, “FTAI” or “Former Parent”). The Company owns and operates (i) five freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 14).
On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022 and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.” The Company is headquartered in New York, New York.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Unaudited Consolidated and Combined Consolidated Financial Statements
The Company’s financial statements for the periods through the Spin-off Date are combined consolidated financial statements. The Company’s financial statements for the period after the Spin-off Date are consolidated financial statements based on the reported results of FTAI Infrastructure Inc. as a standalone company.
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
Basis of Presentation: Prior to spin-off
The Company’s financial statements for the periods through the Spin-off Date were prepared on a standalone basis as if the operations had been conducted independently from the Former Parent and have been derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, Former Parent’s net investment in our operations (Net Former Parent investment) was shown in lieu of stockholders’ equity in the accompanying combined consolidated financial statements, which include the historical operations comprising the infrastructure business of FTAI.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Corporate Function—For the periods through the Spin-off Date, the combined consolidated financial statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Former Parent was externally managed by the Manager, which performed the Former Parent’s corporate function, and incurred a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses was included to reflect our portion of such corporate overhead from the Former Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure. These allocated costs were recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Former Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Actual costs that may have been incurred if FTAI Infrastructure had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Former Parent funded FTAI Infrastructure’s operating and investing activities as needed. Cash transfers to and from the Former Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers from Former Parent”. Refer to Note 13 for additional discussion on corporate costs allocated from the Former Parent that are included in these combined consolidated financial statements. Subsequent to the Spin-off Date, the Company operated as a standalone company based on actual expenses incurred.
Unaudited Interim Financial Information—The accompanying interim Consolidated Balance Sheet as of March 31, 2023, and the Consolidated and Combined Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Equity and Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim consolidated and combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of our management, the unaudited interim consolidated and combined consolidated financial statements include all adjustments necessary for the fair presentation of our financial position as of March 31, 2023, the results of operations, comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
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
Variable Interest Entities—The assessment of whether an entity is a VIE and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $302.6 million and $306.0 million, and total VIE liabilities of DRP were $34.9 million and $34.1 million as of March 31, 2023 and December 31, 2022, respectively.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash—Restricted cash consists of prepaid interest and principal pursuant to the requirements of certain of our debt agreements (see Note 7) and other qualifying construction projects at Jefferson Terminal.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.4 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $4.3 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $0.9 million and $3.6 million, deposits of $21.6 million and $22.8 million, note receivable of $20.0 million and $20.0 million, prepaid expenses of $10.9 million and $16.4 million, and other assets of $5.5 million and $4.5 million as of March 31, 2023 and December 31, 2022, respectively.
Other Assets—Other Assets primarily consists of a note receivable of $10.8 million as of both March 31, 2023 and December 31, 2022 from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $4.1 million and $4.1 million, and insurance premium liabilities of $4.1 million and $6.2 million as of March 31, 2023 and December 31, 2022, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million as of both March 31, 2023 and December 31, 2022, respectively.
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
As of October 1, 2022, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. In December 2022, our multi-year refined products contract with Exxon Mobil Oil Corporation commenced. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projections are achievable. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the three months ended March 31, 2023 and 2022.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 147 months and 148 months as of March 31, 2023 and December 31, 2022, respectively.
Redeemable Preferred Stock—We classify the Series A Senior Preferred Stock ("Redeemable Preferred Stock") as temporary equity in the Consolidated Balance Sheets due to certain contingent redemption clauses that are at the election of the holders. The carrying value of the Redeemable Preferred Stock is accreted to the redemption value at the earliest redemption date, which has been determined to be August 1, 2030. We use the interest method to accrete to the redemption value.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $29.5 million and $30.9 million as of March 31, 2023 and December 31, 2022, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $1.4 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
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
Leasing Arrangements—At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time). Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized in Operating lease right-of-use assets, net and Operating lease liabilities within current liabilities and non-current liabilities in our Consolidated Balance Sheets, respectively. Finance lease ROU assets are recognized in Property, plant and equipment, net and lease liabilities are recognized in Other current liabilities and Other liabilities in our Consolidated Balance Sheets.
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
We have elected to combine lease and non-lease components for all lease contracts where we are the lessee. Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets and lease liabilities; lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. During the three months ended March 31, 2023, one customer in the Railroad segment accounted for approximately 48% of total revenue. Additionally, we earned approximately 12% of our revenue for the three months ended March 31, 2023 from one customer in the Jefferson Terminal segment. For the three months ended March 31, 2022, we earned 70% and 12% of our revenues from one customer in the Railroad segment and one customer in the Jefferson Terminal segment, respectively.
As of March 31, 2023 accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 50% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net loss, as presented in the Consolidated and Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to cash flow hedges of our equity method investees and pension and other employee benefit accounts.

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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees, net in our Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in earnings (losses) of unconsolidated entities in the Consolidated and Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in earnings (losses) of unconsolidated entities in our Consolidated and Combined Consolidated Statements of Cash Flows.
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
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 11 for additional discussion on the pension and postretirement benefit plans.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2023	December 31, 2022
Leasing equipment	$44,179	$44,179
Less: Accumulated depreciation	(9,548)	(9,272)
Leasing equipment, net	$34,631	$34,907
Depreciation expense for leasing equipment is summarized as follows:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2023	2022
Depreciation expense for leasing equipment	$276	$276
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2023	December 31, 2022
Land, site improvements and rights	$183,526	$183,640
Construction in progress	145,544	127,941
Buildings and improvements	19,356	19,356
Bridges and Tunnels	173,868	173,868
Terminal machinery and equipment	1,152,592	1,141,505
Track and track related assets	100,068	100,068
Railroad equipment	9,007	8,463
Railcars and locomotives	99,983	100,200
Computer hardware and software	12,118	11,733
Furniture and fixtures	1,793	1,745
Other	11,407	11,336
	1,909,262	1,879,855
Less: Accumulated depreciation	(224,020)	(206,047)
Property, plant and equipment, net	$1,685,242	$1,673,808
During the three months ended March 31, 2023, we added property, plant and equipment of $29.4 million, which primarily consisted of terminal machinery and equipment placed in service or under development at Jefferson Terminal and Repauno.
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$17,973	$14,845
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2023	December 31, 2022
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50%	—	—
GM-FTAI Holdco LLC	Equity method	See below	65,684	68,025
Clean Planet Energy USA LLC	Equity method	50%	6,636	5,564
			$72,320	$73,589
________________________________________________________
(1) The carrying value of $104.8 million and $187.2 million as of March 31, 2023 and December 31, 2022 is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2023 and 2022.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in income (losses):

	Three Months Ended March 31,
	2023	2022
Intermodal Finance I, Ltd.	$21	$43
Long Ridge Energy & Power LLC	7,761	(21,381)
GM-FTAI Holdco LLC	(2,341)	(433)
Clean Planet Energy USA LLC	(1,075)	(272)
Total	$4,366	$(22,043)
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
As of March 31, 2023, Intermodal owns a portfolio of approximately 239 shipping containers subject to multiple operating leases.
Long Ridge Energy & Power LLC
In December 2019, Ohio River Shareholder LLC (“ORP”), a wholly owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Energy & Power LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. The Company made an additional $20.5 million of investment in Long Ridge as part of the shareholder loan agreement in Q1 2023. As of March 31, 2023, the balance of the note receivable was $49.2 million recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	March 31, 2023	December 31, 2022
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$2,349	$2,192
Restricted cash	28,237	20,732
Accounts receivable	9,575	31,727
Other current assets	4,418	5,732
Total current assets	44,579	60,383
Property plant & equipment	834,903	827,886
Intangible assets	4,465	4,560
Goodwill	86,460	86,460
Other assets	8,346	8,540
Total assets	$978,753	$987,829

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$65,232	$87,498
Debt, net	60,446	38,526
Derivative liabilities	54,031	125,134
Other current liabilities	860	913
Total current liabilities	180,569	252,071
Debt, net	598,387	599,499
Derivative liabilities	500,957	557,708
Other liabilities	6,238	6,932
Total liabilities	1,286,151	1,416,210

Equity
Shareholders' equity	(168,105)	(273,597)
Accumulated deficit	(139,293)	(154,784)
Total equity	(307,398)	(428,381)
Total liabilities and equity	$978,753	$987,829

	Three Months Ended March 31,
Income Statement	2023	2022
Total revenue	$56,405	$24,411

Expenses
Operating expenses	13,214	12,448
Depreciation and amortization	13,364	12,544
Interest expense	14,440	12,861
Total expenses	41,018	37,853
Total other income (expense)	105	(29,234)
Net income (loss)	$15,492	$(42,676)

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
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“Clean Planet” or “CPE”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares.
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
In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest.
From the initial consolidation date in May 2022 through and as of March 31, 2023, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated Balance Sheets.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	March 31, 2023
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(30,480)	(6,724)	(37,204)
Intangible assets, net	$5,033	$53,276	$58,309

	December 31, 2022
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(29,591)	(5,727)	(35,318)
Intangible assets, net	$5,922	$54,273	$60,195

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of intangible assets is as follows:

	Classification in Consolidated and Combined Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Customer relationships	Depreciation and amortization	$1,886	$1,875
As of March 31, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	$5,664
2024	6,370
2025	4,000
2026	4,000
2027	4,000
Thereafter	34,275
Total	$58,309
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term SOFR)	11/5/24	$25,000	$25,000
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	63,800	62,200
Transtar Revolver (2)	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR + 3.00%	12/27/25	50,000	10,000
Total loans payable			138,800	97,200
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (3)	10.500%	6/1/27	475,873	474,828
Total bonds payable			1,164,853	1,163,808
Total Debt			1,303,653	1,261,008
Less: Debt issuance costs			(29,504)	(30,851)
Total debt, net			$1,274,149	$1,230,157

Total debt due within one year			$—	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.500% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $24,127 and $25,172 at March 31, 2023 and December 31, 2022, respectively.
Transtar Revolver Amendment—In January 2023, our subsidiary entered into an amendment to an existing revolving credit facility (the “Transtar Revolver”) that provides for revolving loans in the aggregate amount of an additional $25.0 million, for a total facility of $50.0 million. The terms of the amendment are substantially the same as the original agreement.
We were in compliance with all debt covenants as of March 31, 2023.

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
The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2023	March 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$39,963	$39,963	$—	$—	Market
Restricted cash	68,470	68,470	—	—	Market
Total assets	$108,433	$108,433	$—	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2022	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$36,486	$36,486	$—	$—	Market
Restricted cash	113,156	113,156	—	—	Market
Derivative assets	1,125	—	1,125	—	Income
Total	$150,767	$149,642	$1,125	$—
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2023	December 31, 2022
Series 2020 A Bonds (1)	$140,143	$139,101
Series 2020 B Bonds (1)	74,418	74,543
Series 2021 A Bonds (1)	152,990	152,848
Series 2021 B Bonds (1)	160,396	163,238
Senior Notes due 2027	496,575	498,035
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
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
9. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended March 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$437	$306	$—	$—	$—	$—	$743
Rail revenues	40,568	—	—	—	—	—	40,568
Terminal services revenues	—	18,786	362	—	—	—	19,148
Roadside services revenues	—	—	—	—	—	17,850	17,850
Other revenue	—	—	(1,815)	—	—	—	(1,815)
Total revenues	$41,005	$19,092	$(1,453)	$—	$—	$17,850	$76,494

	Three Months Ended March 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$488	$352	$—	$—	$—	$—	$840
Rail revenues	34,600	—	86	—	—	—	34,686
Terminal services revenues	—	12,694	90	—	—	—	12,784
Other revenue	—	—	(2,162)	—	—	—	(2,162)
Total revenues	$35,088	$13,046	$(1,986)	$—	$—	$—	$46,148

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of March 31, 2023:

Operating Leases
Remainder of 2023	$9,572
2024	12,629
2025	12,595
2026	12,557
2027	12,136
Thereafter	—
Total	$59,489
10. EQUITY-BASED COMPENSATION
On August 1, 2022, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors.
As of March 31, 2023, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and report within operating expenses and general and administrative expenses in the Consolidated and Combined Consolidated Statements of Operations.
Options
During the three months ended March 31, 2023, the Manager transferred 2,173,914 of its options to certain employees of the Manager.
Subsidiary stock-based compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022
Restricted Shares	$444	$538	$1,068	0.9
Common Units	451	171	2,572	1.0
Total	$895	$709	$3,640

11. RETIREMENT BENEFIT PLANS
In connection with the acquisition of Transtar, we established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our underfunded pension plan is a tax qualified plan. Our pension plan covers certain eligible Transtar employees. These plans are noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our retirement benefit plan costs for the three months ended March 31, 2023 and 2022. Service costs are recorded in Operating expenses, while interest and amortization costs are recorded in Other (expense) income within the Consolidated and Combined Consolidated Statements of Operations.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$348	$446	$438	$537
Interest costs	117	374	74	225
Amortization of prior service costs	—	34	—	—
Amortization of actuarial gains	(46)	—	—	—
Total	$419	$854	$512	$762
The total employer contributions for the three months ended March 31, 2023 was $0.3 million, and the expected remaining scheduled employer contributions for the year ending December 31, 2023 is $1.2 million.
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2023	2022
Current:
Federal	$—	$—
State and local	182	72
Foreign	—	—
Total current provision	182	72
Deferred:
Federal	817	1,058
State and local	730	454
Foreign	—	—
Total deferred provision	1,547	1,512
Provision for income taxes	$1,729	$1,584
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
As of and for the three months ended March 31, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2018. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2023.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
13. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated and combined consolidated financial statements:

	Three Months Ended March 31,
	2023	2022
Management fee	$2,982	$4,161
Income Incentive Fee	—	—
Capital Gains Incentive Fee	—	—
Total	$2,982	$4,161

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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2023	2022
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative	$1,863	$1,130
Acquisition and transaction expenses	43	412
Total	$1,906	$1,542
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase a number of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of a common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 15.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Accrued management fees	$2,982	$3,092
Other payables	1,906	—
As of March 31, 2023 and December 31, 2022, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2023 and December 31, 2022, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2023 and December 31, 2022 was $(50.3) million and $(41.1) million, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2023	2022
Non-controlling interest share of net loss	$(9,185)	$(7,466)
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, we purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest in FYX.
In October 2022, we entered into a shareholder loan agreement with our equity method investee, Long Ridge. Refer to Note 5 for additional information.
The Company subleases a portion of office space from an entity controlled by certain principals of Fortress since February 2023. For the three months ended March 31, 2023, the Company incurred approximately $0.1 million of rent and office related expenses.
14. SEGMENT INFORMATION
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefit (“OPEB”) liabilities and dividends and accretion expense of redeemable preferred stock. During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
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
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries and an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA.
Adjusted EBITDA is defined as net income (loss) attributable to stockholders or Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion on redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders or Former Parent, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders or Former Parent as determined in accordance with U.S. GAAP.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$41,005	$19,092	$(1,453)	$—	$—	$17,850	$76,494

Expenses
Operating expenses	25,235	16,425	4,929	424	1	18,148	65,162
General and administrative	—	—	—	—	—	3,201	3,201
Acquisition and transaction expenses	183	—	—	22	1	63	269
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,982	2,982
Depreciation and amortization	5,101	11,869	2,245	—	—	920	20,135
Asset impairment	141	—	—	—	—	—	141
Total expenses	30,660	28,294	7,174	446	2	25,314	91,890

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	—	—	—	7,761	(3,416)	21	4,366
Loss on sale of assets, net	(124)	—	—	—	—	—	(124)
Interest expense	(955)	(7,884)	(588)	(2)	—	(13,821)	(23,250)
Other (expense) income	(552)	(1,063)	—	1,229	607	—	221
Total other (expense) income	(1,631)	(8,947)	(588)	8,988	(2,809)	(13,800)	(18,787)
Income (loss) before income taxes	8,714	(18,149)	(9,215)	8,542	(2,811)	(21,264)	(34,183)
Provision for income taxes	598	198	114	—	—	819	1,729
Net income (loss)	8,116	(18,347)	(9,329)	8,542	(2,811)	(22,083)	(35,912)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	18	(9,185)	(498)	—	—	(228)	(9,893)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	14,570	14,570
Net income (loss) attributable to stockholders	$8,098	$(9,162)	$(8,831)	$8,542	$(2,811)	$(36,425)	$(40,589)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended March 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$17,151	$6,518	$(4,861)	$11,314	$(1,710)	$(6,516)	$21,896
Add: Non-controlling share of Adjusted EBITDA							5,221
Add: Equity in earnings of unconsolidated entities							4,366
Less: Interest and other costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion on redeemable preferred stock							(14,570)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(8,190)
Less: Interest expense							(23,250)
Less: Depreciation and amortization expense							(20,135)
Less: Incentive allocations							—
Less: Asset impairment charges							(141)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(269)
Less: Equity-based compensation expense							(895)
Less: Provision for income taxes							(1,729)
Less: Other non-recurring items							(1,288)
Net loss attributable to stockholders							$(40,589)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2022

	Three Months Ended March 31, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$35,088	$13,046	$(1,986)	$—	$—	$—	$46,148

Expenses
Operating expenses	21,062	13,123	3,808	75	—	—	38,068
General and administrative	—	—	—	—	—	2,430	2,430
Acquisition and transaction expenses	206	—	—	—	—	4,030	4,236
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,161	4,161
Depreciation and amortization	4,927	9,700	2,369	—	—	—	16,996
Total expenses	26,195	22,823	6,177	75	—	10,621	65,891

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(21,381)	(705)	43	(22,043)
Interest expense	(62)	(6,110)	(287)		—	—	(6,459)
Other expense	(360)	(99)	—	—	528	(528)	(459)
Total other (expense) income	(422)	(6,209)	(287)	(21,381)	(177)	(485)	(28,961)
Income (loss) before income taxes	8,471	(15,986)	(8,450)	(21,456)	(177)	(11,106)	(48,704)
Provision for income taxes	1,515	69	—	—	—	—	1,584
Net income (loss)	6,956	(16,055)	(8,450)	(21,456)	(177)	(11,106)	(50,288)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(7,136)	(330)	—	—	—	(7,466)
Net income (loss) attributable to Former Parent	$6,956	$(8,919)	$(8,120)	$(21,456)	$(177)	$(11,106)	$(42,822)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Three Months Ended March 31, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$13,666	$3,806	$(4,651)	$6,020	$(178)	$(7,101)	$11,562
Add: Non-controlling share of Adjusted EBITDA							3,816
Add: Equity in income of unconsolidated entities							(22,043)
Less: Interest and other costs on pension and OPEB liabilities							—
Less: Dividends and accretion on redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(5,407)
Less: Interest expense							(6,459)
Less: Depreciation and amortization expense							(16,996)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							(766)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(4,236)
Less: Equity-based compensation expense							(709)
Less: Provision for income taxes							(1,584)
Less: Other non-recurring items							—
Net loss attributable to Former Parent							$(42,822)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	March 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$72,999	$123,433	$9,930	$657	$21,355	$10,677	$239,051
Non-current assets	667,949	1,144,612	292,650	9,513	83,122	10,165	2,208,011
Total assets	740,948	1,268,045	302,580	10,170	104,477	20,842	2,447,062

Debt, net	50,000	734,609	25,000	—	—	464,540	1,274,149

Current liabilities	54,805	58,145	6,597	1,630	1	33,505	154,683
Non-current liabilities	100,662	792,990	28,295	104,824	—	466,023	1,492,794
Total liabilities	155,467	851,135	34,892	106,454	1	499,528	1,647,477

Redeemable preferred stock	—	—	—	—	—	279,160	279,160

Non-controlling interests in equity of consolidated subsidiaries	1,703	(41,790)	675	—	—	—	(39,412)
Total equity	585,481	416,910	267,688	(96,284)	104,476	(757,846)	520,425
Total liabilities, redeemable preferred stock and equity	$740,948	$1,268,045	$302,580	$10,170	$104,477	$20,842	$2,447,062

	December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$56,631	$166,252	$16,888	$396	$20,747	$16,890	$277,804
Non-current assets	672,275	1,136,095	289,132	8,142	84,390	10,561	2,200,595
Total assets	728,906	1,302,347	306,020	8,538	105,137	27,451	2,478,399

Debt, net	10,000	732,145	25,000	—	—	463,012	1,230,157

Current liabilities	51,902	81,147	5,958	906	—	19,668	159,581
Non-current liabilities	59,698	790,687	28,163	187,165	—	463,721	1,529,434
Total liabilities	111,600	871,834	34,121	188,071	—	483,389	1,689,015

Redeemable preferred stock	—	—	—	—	—	264,590	264,590

Non-controlling interests in equity of consolidated subsidiaries	1,403	(33,048)	1,093	—	—	3,723	(26,829)
Total equity	617,306	430,513	271,899	(179,533)	105,137	(720,528)	524,794
Total liabilities, redeemable preferred stock and equity	$728,906	$1,302,347	$306,020	$8,538	$105,137	$27,451	$2,478,399

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. REDEEMABLE PREFERRED STOCK
On August 1, 2022, the Company issued and sold 300,000 shares of Redeemable Preferred Stock at a price of $1,000 per share and $0.01 par value. The shares were issued at a 3% discount for net proceeds of $291.0 million. The Company also issued two classes of warrants to the preferred stockholders. The fair value of the Redeemable Preferred Stock and the warrants at issuance were determined to be $242.7 million and $13.8 million, respectively. The Company incurred $16.4 million of issuance costs related to the Redeemable Preferred Stock and warrants. Additionally, the Company issued options to the Manager with a total fair value of $18.1 million (see Note 13).
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
As of March 31, 2023, the Company has $32.1 million of dividends PIK increasing our Redeemable Preferred Stock balance. Dividends recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations totaled $12.9 million for the three months ended March 31, 2023.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations, totaled $1.6 million for the three months ended March 31, 2023.
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
If the Redeemable Preferred Stock were redeemed as of March 31, 2023, it would be redeemable for $448.2 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
16. EARNINGS PER SHARE AND EQUITY
Basic loss per share of common stock (“LPS”) is calculated by dividing net loss attributable to stockholders and Former Parent by the weighted average number of common stock outstanding, plus any participating securities. Diluted LPS is calculated by dividing net loss attributable to stockholders or Former Parent by the weighted average number of common stock outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted LPS is presented below:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net loss	$(35,912)	$(50,288)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(9,893)	(7,466)
Less: Dividends and accretion on redeemable preferred stock	14,570	—
Net loss attributable to stockholders/Former Parent	$(40,589)	$(42,822)
Weighted Average Common Stock Outstanding - Basic (1)	102,787,640	99,387,467
Weighted Average Common Stock Outstanding - Diluted (1)	102,787,640	99,387,467

Loss per share:
Basic	$(0.39)	$(0.43)
Diluted (2)	$(0.40)	$(0.43)
________________________________________________________
(1) Three months ended March 31, 2023 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the three months ended March 31, 2023 includes the dilutive effect of subsidiary earnings per share.
For the three months ended March 31, 2023, 1,647,839 shares have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
On the Spin-off Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the three months ended March 31, 2022, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	6,685,132	$5.01
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of March 31, 2023	6,685,132	$5.01
Warrants exercisable as of March 31, 2023	6,685,132	$5.01
The weighted average remaining contractual term of the outstanding warrants as of March 31, 2023 is 7.3 years. The aggregate intrinsic value of the warrants as of March 31, 2023 is $9.5 million.
17. COMMITMENTS AND CONTINGENCIES

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
We have entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved during year ended December 31, 2022.
Jefferson Terminal entered into a two-year pipeline capacity agreement for a recently completed pipeline. Under the agreement, which took effect in the second quarter of 2021, Jefferson Terminal is obligated to pay fixed marketing fees over the two-year agreement, which totals a minimum of $0.9 million for the next twelve months as of March 31, 2023.
18. SUBSEQUENT EVENTS
On April 3, 2023, our equity method investee, Long Ridge, entered into an agreement to sell certain of its assets to our subsidiary, Transtar, for $5.0 million.
Dividends
On May 2, 2023, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended March 31, 2023, payable on May 26, 2023 to the holders of record on May 15, 2023.

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
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation and energy industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC, “FTAI” or “Former Parent”). In connection with the spin-off, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, and acquired all of the material assets and investments that comprised FTAI's infrastructure business (“FTAI Infrastructure”). On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022 and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of March 31, 2023, we had total consolidated assets of $2.4 billion and total temporary equity and equity of $0.8 billion.
Operating Segments
Prior to the third quarter of 2022, we operated as three reportable segments. During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion on redeemable preferred stock. During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
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
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries and an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers.

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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders or Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion on redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three months ended months ended March 31, 2023 and 2022
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$743	$840	$(97)
Rail revenues	40,568	34,686	5,882
Terminal services revenues	19,148	12,784	6,364
Roadside services revenues	17,850	—	17,850
Other revenue	(1,815)	(2,162)	347
Total revenues	76,494	46,148	30,346

Expenses
Operating expenses	65,162	38,068	27,094
General and administrative	3,201	2,430	771
Acquisition and transaction expenses	269	4,236	(3,967)
Management fees and incentive allocation to affiliate	2,982	4,161	(1,179)
Depreciation and amortization	20,135	16,996	3,139
Asset impairment	141	—	141
Total expenses	91,890	65,891	25,999

Other expense
Equity in earnings (losses) of unconsolidated entities	4,366	(22,043)	26,409
Loss on sale of assets, net	(124)	—	(124)
Interest expense	(23,250)	(6,459)	(16,791)
Other income (expense)	221	(459)	680
Total other expense	(18,787)	(28,961)	10,174
Loss from before income taxes	(34,183)	(48,704)	14,521
Provision for income taxes	1,729	1,584	145
Net loss	(35,912)	(50,288)	14,376
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,893)	(7,466)	(2,427)
Less: Dividends and accretion on redeemable preferred stock	14,570	—	14,570
Net loss attributable to stockholders/Former Parent	$(40,589)	$(42,822)	$2,233

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to stockholders/Former Parent	$(40,589)	$(42,822)	$2,233
Add: Provision for income taxes	1,729	1,584	145
Add: Equity-based compensation expense	895	709	186
Add: Acquisition and transaction expenses	269	4,236	(3,967)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1,125	766	359
Add: Asset impairment charges	141	—	141
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	20,135	16,996	3,139
Add: Interest expense	23,250	6,459	16,791
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	8,190	5,407	2,783
Add: Dividends and accretion on redeemable preferred stock	14,570	—	14,570
Add: Interest and other costs on pension and OPEB liabilities	480	—	480
Add: Other non-recurring items (2)	1,288	—	1,288
Less: Equity in losses of unconsolidated entities	(4,366)	22,043	(26,409)
Less: Non-controlling share of Adjusted EBITDA (3)	(5,221)	(3,816)	(1,405)
Adjusted EBITDA (non-GAAP)	$21,896	$11,562	$10,334
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net income (loss) of $4,318 and $(22,088), (ii) interest expense of $8,032 and $6,463, (iii) depreciation and amortization expense of $5,666 and $6,284, (iv) acquisition and transaction expenses of $20 and $3, (v) changes in fair value of non-hedge derivative instruments of $(9,847) and $14,615, (vi) equity-based compensation of $1 and $98 and (vii) asset impairment of $— and $32, respectively.
(2) Includes the following items for the three months ended March 31, 2023: subsidiary severance expense of $1,288.
(3) Includes the following items for the three months ended March 31, 2023 and 2022: (i) equity-based compensation of $110 and $127, (ii) provision for income taxes of $53 and $15, (iii) interest expense of $1,857 and $1,384, (iv) depreciation and amortization expense of $3,136 and $2,263, (v) changes in fair value of non-hedge derivative instruments of $61 and $27, (vi) other non-recurring items of $3 and $— and (vii) interest and other costs on pension and OPEB liabilities of $1 and $—, respectively.
Revenue
Comparison of the three months ended March 31, 2023 and 2022
Total revenues increased $30.3 million primarily due to higher revenues of $5.9 million in the Railroad segment, $6.0 million in the Jefferson Terminal segment and $17.9 million in the Corporate and Other segment.
Rail revenues increased $5.9 million due to an increase in car loads as well as the implementation of a fuel surcharge that went into effect beginning March 2022.
Terminal services revenues increased $6.4 million primarily due to higher volumes at Jefferson Terminal.
Roadside services revenue increased $17.9 million primarily due to the acquisition of a majority stake in and consolidation of FYX in May 2022.
Expenses
Comparison of the three months ended March 31, 2023 and 2022
Total expenses increased $26.0 million, primarily due to increased operating expenses and depreciation and amortization, offset by lower acquisition and transaction expenses and management fees and incentive allocations to affiliate.
Operating expenses increased $27.1 million which primarily reflects:
•an increase of $13.8 million in cost of sales in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;
•an increase of $4.6 million in compensation and benefits expense in the Railroad segment primarily due to severance costs and additional employees hired at Transtar and $2.7 million in the Corporate and Other segment primarily related to the acquisition of FYX in May 2022;

•an increase in facility operating expense of $3.1 million in the Railroad segment due increased rail activity; and
•an increase of $2.2 million in repairs and maintenance expense in the Railroad segment also primarily due to increased rail activity.
Depreciation and amortization increased $3.1 million due to additional assets placed in service at Jefferson as well as a result of the acquisition of a majority stake in and consolidation of FYX in May 2022.
Acquisition and transaction expenses decreased $4.0 million primarily due to higher acquisition and transaction expenses incurred in 2022 relating to the Spin-off of the Company.
Management fees and incentive allocations to affiliate decreased $1.2 million due to a lower equity base and losses during the period.
Other expense
Total other expense decreased $10.2 million during the three months ended March 31, 2023 which primarily reflects an increase of $26.4 million in equity in earnings of unconsolidated entities primarily due to realized and unrealized gains on power swaps at Long Ridge, offset by an increase of $16.8 million in interest expense which reflects an increase in the average outstanding debt of approximately $475.5 million from the Senior Notes due 2027 (the "2027 Notes”) issued in July 2022.
Net loss
Net loss decreased $14.4 million during the three months ended March 31, 2023 primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $10.3 million during the three months ended March 31, 2023 primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$437	$488	$(51)
Rail revenues	40,568	34,600	5,968
Total revenues	41,005	35,088	5,917

Expenses
Operating expenses	25,235	21,062	4,173
Acquisition and transaction expenses	183	206	(23)
Depreciation and amortization	5,101	4,927	174
Asset impairment	141	—	141
Total expenses	30,660	26,195	4,465

Other expense
Loss on sale of assets, net	(124)	—	(124)
Interest expense	(955)	(62)	(893)
Other expense	(552)	(360)	(192)
Total other expense	(1,631)	(422)	(1,209)
Income before income taxes	8,714	8,471	243
Provision for income taxes	598	1,515	(917)
Net income	8,116	6,956	1,160
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	18	—	18
Net income attributable to stockholders/Former Parent	$8,098	$6,956	$1,142

The following table sets forth a reconciliation of net income attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net income attributable to stockholders/Former Parent	$8,098	$6,956	$1,142
Add: Provision for income taxes	598	1,515	(917)
Add: Equity-based compensation expense	325	—	325
Add: Acquisition and transaction expenses	183	206	(23)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	141	—	141
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,101	4,927	174
Add: Interest expense	955	62	893
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	480	—	480
Add: Other non-recurring items (1)	1,288	—	1,288
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(18)	—	(18)
Adjusted EBITDA	$17,151	$13,666	$3,485
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023: Transtar severance expense of $1,288.
(2) Includes the following items for the three months ended March 31, 2023: (i) equity-based compensation of $1, (ii) provision for income taxes of $1, (iii) depreciation and amortization expense of $10, (iv) interest expense of $2, (v) other non-recurring items of $3 and (vi) interest and other costs on pension and OPEB liabilities of $1.
Revenues
Total revenues increased $5.9 million for the three months ended March 31, 2023 due to an increase in car loads as well as the implementation of a fuel surcharge that went into effect beginning March 2022.
Expenses
Total expenses increased $4.5 million during the three months ended March 31, 2023 primarily due to an increase in operating expenses caused by an increase in compensation and benefits related to severance costs and additional employees hired.
Other expense
Total other expense increased $1.2 million during the three months ended March 31, 2023 which primarily reflects an increase in interest expense due to draw downs made on the new revolver entered into in the fourth quarter of 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.5 million during the three months ended March 31, 2023 primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Lease income	$306	$352	$(46)
Terminal services revenues	18,786	12,694	6,092
Total revenues	19,092	13,046	6,046

Expenses
Operating expenses	16,425	13,123	3,302
Depreciation and amortization	11,869	9,700	2,169
Total expenses	28,294	22,823	5,471

Other expense
Interest expense	(7,884)	(6,110)	(1,774)
Other expense	(1,063)	(99)	(964)
Total other expense	(8,947)	(6,209)	(2,738)
Loss before income taxes	(18,149)	(15,986)	(2,163)
Provision for income taxes	198	69	129
Net loss	(18,347)	(16,055)	(2,292)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,185)	(7,136)	(2,049)
Net loss attributable to stockholders/Former Parent	$(9,162)	$(8,919)	$(243)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to stockholders/Former Parent	$(9,162)	$(8,919)	$(243)
Add: Provision for income taxes	198	69	129
Add: Equity-based compensation expense	444	538	(94)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	11,869	9,700	2,169
Add: Interest expense	7,884	6,110	1,774
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(4,715)	(3,692)	(1,023)
Adjusted EBITDA (non-GAAP)	$6,518	$3,806	$2,712
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) equity-based compensation of $102 and $121, (ii) provision for income taxes of $46 and $15, (iii) interest expense of $1,823 and $1,374 and (iv) depreciation and amortization expense of $2,744 and $2,182, respectively.
Revenues
Total revenues increased $6.0 million during the three months ended March 31, 2023 which reflects an increase in terminal services revenue of $6.1 million primarily due to higher volumes.
Expenses
Total expenses increased $5.5 million during the three months ended March 31, 2023, which reflects:
•an increase in operating expenses of $3.3 million primarily due to increased terminal throughput activity; and
•an increase in depreciation and amortization of $2.2 million due to additional assets being placed into service.
Other expense
Other expense increased $2.7 million during the three months ended March 31, 2023, which reflects an increase of $1.8 million in interest expense due to additional borrowings related to the EB-5 Loan Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.7 million during the three months ended March 31, 2023 primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Rail revenues	$—	$86	(86)
Terminal services revenues	362	90	272
Other revenue	(1,815)	(2,162)	347
Total revenues	(1,453)	(1,986)	533

Expenses
Operating expenses	4,929	3,808	1,121
Depreciation and amortization	2,245	2,369	(124)
Total expenses	7,174	6,177	997

Other expense
Interest expense	(588)	(287)	(301)
Total other expense	(588)	(287)	(301)
Loss before income taxes	(9,215)	(8,450)	(765)
Provision for income taxes	114	—	114
Net loss	(9,329)	(8,450)	(879)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(498)	(330)	(168)
Net loss attributable to stockholders/Former Parent	$(8,831)	$(8,120)	$(711)
The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to stockholders/Former Parent	$(8,831)	$(8,120)	$(711)
Add: Provision for income taxes	114	—	114
Add: Equity-based compensation expense	126	171	(45)
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1,125	766	359
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,245	2,369	(124)
Add: Interest expense	588	287	301
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(228)	(124)	(104)
Adjusted EBITDA (non-GAAP)	$(4,861)	$(4,651)	$(210)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) equity-based compensation of $7 and $6, (ii) interest expense of $32 and $10, (iii) depreciation and amortization expense of $122 and $81, (iv) provision for income taxes of $6 and $—, and (v) changes in fair value of non-hedge derivative instruments of $61 and $27, respectively.

Revenues
Total revenue during the three months ended March 31, 2022 of $(2.0) million primarily includes losses on butane forward purchase contracts, offset by ordinary trading margins. Total revenue during the three months ended March 31, 2023 of $(1.5) million primarily includes losses on butane forward purchase contracts and product margin losses due to the removal and sale of inventory in advance of commencing a throughput, fee-based business model.
Expenses
Total expenses increased $1.0 million during the three months ended March 31, 2023 which reflects higher operating expenses of $1.1 million caused by an increase in professional fees and repairs and maintenance expense related to the continued development of the site.
Other expense
Total other expense increased $0.3 million during the three months ended March 31, 2023 which reflects an increase in interest expense due to an increase in the borrowing rate on the revolver.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.2 million during the three months ended March 31, 2023 primarily due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Expenses
Operating expenses	424	75	349
Acquisition and transaction expenses	22	—	22
Total expenses	446	75	371

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	7,761	(21,381)	29,142
Interest expense	(2)	—	(2)
Other income	1,229	—	1,229
Total other income (expense)	8,988	(21,381)	30,369
Income (loss) before income taxes	8,542	(21,456)	29,998
Benefit from income taxes	—	—	—
Net income (loss)	8,542	(21,456)	29,998
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net income (loss) attributable to stockholders/Former Parent	$8,542	$(21,456)	$29,998

The following table sets forth a reconciliation of net income (loss) attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net income (loss) attributable to stockholders/Former Parent	$8,542	$(21,456)	$29,998
Add: Benefit from income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	22	—	22
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	2	—	2
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	10,509	6,095	4,414
Add: Dividends and accretion on redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	(7,761)	21,381	(29,142)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$11,314	$6,020	$5,294
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net income (loss) of $7,761 and $(21,380), (ii) interest expense of $7,234 and $6,443, (iii) depreciation and amortization expense of $5,340 and $6,284, (iv) acquisition and transaction expenses of $20 and $3, (v) changes in fair value of non-hedge derivative instruments of $(9,847) and $14,615, (vi) equity-based compensation of $1 and $98, and (vii) asset impairment of $— and $32, respectively.
Other income (expense)
Total other income (expense) increased $30.4 million during the three months ended March 31, 2023 which reflects an increase in equity method earnings in unconsolidated entities of $29.1 million. This is primarily due to unrealized gains on power swaps at Long Ridge, in conjunction with an increase in other income of $1.2 million due to an increase in interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.3 million during the three months ended March 31, 2023 due to an increase in the pro-rata share of adjusted EBITDA from unconsolidated entities of $4.4 million and the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Expenses
Operating expenses	1	—	1
Acquisition and transaction expenses	1	—	1
Total expenses	2	—	2

Other (expense) income
Equity in losses of unconsolidated entities	(3,416)	(705)	(2,711)
Other income	607	528	79
Total other expense	(2,809)	(177)	(2,632)
Loss before income taxes	(2,811)	(177)	(2,634)
Provision for income taxes	—	—	—
Net loss	(2,811)	(177)	(2,634)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—
Net loss attributable to stockholders/Former Parent	$(2,811)	$(177)	$(2,634)
The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to stockholders/Former Parent	$(2,811)	$(177)	$(2,634)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1	—	1
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(2,316)	(706)	(1,610)
Add: Dividends and accretion on redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	3,416	705	2,711
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(1,710)	$(178)	$(1,532)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net loss of $(3,419) and $(706), (ii) interest expense of $777 and $— and (iii) depreciation and amortization expense of $326 and $—, respectively.
Other expense
Total other expense increased $2.6 million during the three months ended March 31, 2023 which reflects an increase in equity method losses in unconsolidated entities primarily due to increased losses at GM-FTAI Holdco LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.5 million during the three months ended March 31, 2023 primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Revenues
Roadside services revenues	$17,850	$—	$17,850
Total revenues	17,850	—	17,850

Expenses
Operating expenses	18,148	—	18,148
General and administrative	3,201	2,430	771
Acquisition and transaction expenses	63	4,030	(3,967)
Management fees and incentive allocation to affiliate	2,982	4,161	(1,179)
Depreciation and amortization	920	—	920
Total expenses	25,314	10,621	14,693

Other income (expense)
Equity in earnings of unconsolidated entities	21	43	(22)
Interest expense	(13,821)	—	(13,821)
Other expense	—	(528)	528
Total other expense	(13,800)	(485)	(13,315)
Loss before income taxes	(21,264)	(11,106)	(10,158)
Provision for income taxes	819	—	819
Net loss	(22,083)	(11,106)	(10,977)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(228)	—	(228)
Less: Dividends and accretion on redeemable preferred shares	14,570	—	14,570
Net loss attributable to stockholders/Former Parent	$(36,425)	$(11,106)	$(25,319)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022
Net loss attributable to stockholders/Former Parent	$(36,425)	$(11,106)	$(25,319)
Add: Provision for income taxes	819	—	819
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	63	4,030	(3,967)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	920	—	920
Add: Interest expense	13,821	—	13,821
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(3)	18	(21)
Add: Dividends and accretion on redeemable preferred stock	14,570	—	14,570
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	(21)	(43)	22
Less: Non-controlling share of Adjusted EBITDA (2)	(260)	—	(260)
Adjusted EBITDA (non-GAAP)	$(6,516)	$(7,101)	$585
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2023 and 2022: (i) net loss of $(24) and $(2) and (ii) interest expense of $21 and $20, respectively.
(2) Includes the following items for the three months ended March 31, 2023 and 2022: depreciation and amortization expense of $260 and $—, respectively.
Revenues
Total revenues increased $17.9 million for the three months ended March 31, 2023 primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Expenses
Total expenses increased $14.7 million during the three months ended March 31, 2023 primarily due to the acquisition of a majority stake and consolidation of FYX in May 2022.
Other expense
Total other expense increased $13.3 million during the three months ended March 31, 2023 primarily due to increased interest expense of $13.8 million, which reflects an increase in the average outstanding debt of approximately $475.5 million from the 2027 Notes issued in July 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.6 million during the three months ended March 31, 2023 primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $66.9 million and $53.4 million during the three months ended March 31, 2023 and 2022, respectively.

•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of March 31, 2023, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $12.1 million and $14.1 million during the three months ended March 31, 2023 and 2022, respectively.
•During the three months ended March 31, 2023, additional borrowings were obtained in connection with the (i) Transtar revolver of $40.0 million and (ii) EB-5 Loan Agreement of $1.6 million. We did not make any principal repayments of debt during the three months ended March 31, 2023. During the three months ended March 31, 2022, additional borrowings were obtained in connection with the EB-5 Loan Agreement of $26.1 million.
•Proceeds from the sale of assets were $0.1 million and $2.1 during the three months ended March 31, 2023 and 2022, respectively.
We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the three months ended March 31, 2023 and 2022
The following table compares the historical cash flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flow Data:
Net cash used in operating activities	$(12,144)	$(14,149)
Net cash used in investing activities	(66,842)	(51,273)
Net cash provided by financing activities	37,777	43,443
Net cash used in operating activities decreased $2.0 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash used in operating activities including equity in losses of unconsolidated entities of $(26.4) million and (ii) changes in working capital of $8.6 million, partially offset by (iii) a decrease in our net loss of $14.4 million.
Net cash used in investing activities increased $15.6 million, primarily due to (i) an investment of promissory notes and loans of $20.5 million, (ii) a decrease in the acquisition of property, plant and equipment of $11.9 million, and (iii) an increase of $4.4 million in acquisition of a business due to the acquisition of the remaining non-controlling interest in FYX during this period.
Net cash provided by financing activities decreased $5.7 million, primarily due to (i) a decrease in net contributions from Former Parent of $34.3 million, (ii) an increase in cash dividends paid of $3.1 million and (iii) an increase in proceeds from debt of $32.2 million.
Debt Obligations
Refer to Note 7 of the consolidated and combined consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2023, we had outstanding principal and interest payment obligations of $1.3 billion and $0.6 billion, respectively, of which, $— and $108.7 million, respectively, are due in the next twelve months. See Note 7 to the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2023, we had outstanding operating and finance lease obligations of $171.4 million, of which $8.5 million is due in the next twelve months.
Redeemable Preferred Stock Obligations—We are required to make a $1.8 million cash dividend payment on our redeemable preferred stock by December 31, 2023.
Other Obligations—As of March 31, 2023, in connection with a pipeline capacity agreement at Jefferson Terminal, we have an obligation to pay a minimum of $0.9 million in marketing fees in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we intend to pay quarterly cash dividends on our common stock, which are subject to change at the discretion of our board of directors.
We expect to meet our future short-term liquidity requirements through cash on hand or future financings and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required.
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
As of October 1, 2022, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
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
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. In December 2022, our multi-year refined products contract with Exxon Mobil Oil Corporation commenced. Although certain of our anticipated contracts or expected volumes from existing contracts for Jefferson Terminal have been delayed, we continue to believe our projections are achievable. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There was no impairment of goodwill for the year ended December 31, 2022.
Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.

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
As of March 31, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.8 million or a decrease of approximately $0.8 million in interest expense over the next 12 months.
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
During the three months ended March 31, 2023, one customer in the Railroad segment accounted for approximately 48% of total revenue. Additionally, we earned approximately 12% of our revenue for the three months ended March 31, 2023 from one customer in the Jefferson Terminal segment. For the three months ended March 31, 2022, we earned 70% and 12% of our revenues from one customer in the Railroad segment and one customer in the Jefferson Terminal segment, respectively. As of March 31, 2023, accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 50% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers from the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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
Our officers and other individuals who perform services for us (other than Jefferson Terminal, Repauno, Long Ridge, Transtar, Aleon and Gladieux, KRS, Clean Planet, FYX, and CarbonFree employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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

	Exhibit No.	Description
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	May 3, 2023
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	May 3, 2023
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer