Form 10-Q
period 2023-06-30
FTAI Infrastructure Inc.
filed 2023-07-27
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2023, the number of outstanding shares of the registrant’s common stock was 99,470,553 shares.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, public health crises, and any related responses or actions by businesses and governments;
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
•our dependence on FIG LLC (the “Manager”) and its professionals and actual, potential or perceived conflicts of interest in our relationship with our Manager;

•effects of the pending acquisition of SoftBank’s equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala;
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	2	$42,523	$36,486
Restricted cash	2	54,960	113,156
Accounts receivable, net	2	56,375	60,807
Other current assets	2	60,581	67,355
Total current assets		214,439	277,804
Leasing equipment, net	3	34,240	34,907
Operating lease right-of-use assets, net		69,560	71,015
Property, plant, and equipment, net	4	1,687,929	1,673,808
Investments	5	70,245	73,589
Intangible assets, net	6	56,414	60,195
Goodwill	2	260,252	260,252
Other assets	2	44,531	26,829
Total assets		$2,437,610	$2,478,399

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$122,491	$136,048
Current debt, net	7	24,037	—
Operating lease liabilities		7,070	7,045
Other current liabilities	2	28,463	16,488
Total current liabilities		182,061	159,581
Debt, net	7	1,276,641	1,230,157
Operating lease liabilities		62,207	63,147
Other liabilities		90,886	236,130
Total liabilities		1,611,795	1,689,015

Commitments and contingencies	17

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022; redemption amount of $448.2 million at June 30, 2023 and December 31, 2022)	15	294,417	264,590

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 99,470,553 and 99,445,074 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)		994	994
Additional paid in capital		874,729	911,599
Accumulated deficit		(110,452)	(60,837)
Accumulated other comprehensive loss		(184,727)	(300,133)
Stockholders' equity		580,544	551,623
Non-controlling interest in equity of consolidated subsidiaries		(49,146)	(26,829)
Total equity		531,398	524,794
Total liabilities, redeemable preferred stock and equity		$2,437,610	$2,478,399
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2023	2022	2023	2022
Revenues
Total revenues	9	$81,832	$65,868	$158,326	$112,016

Expenses
Operating expenses	2	62,775	49,229	127,937	87,297
General and administrative		3,702	2,498	6,903	4,928
Acquisition and transaction expenses		636	8,872	905	13,108
Management fees and incentive allocation to affiliate	13	3,084	3,065	6,066	7,226
Depreciation and amortization	3, 6	20,292	17,319	40,427	34,315
Asset impairment		602	—	743	—
Total expenses		91,091	80,983	182,981	146,874

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	5	(1,625)	(13,859)	2,741	(35,902)
Gain on sale of assets, net		647	—	523	—
Interest expense		(24,182)	(6,486)	(47,432)	(12,945)
Other income (expense)		1,370	(553)	1,591	(1,012)
Total other expense		(23,790)	(20,898)	(42,577)	(49,859)
Loss before income taxes		(33,049)	(36,013)	(67,232)	(84,717)
Provision for income taxes	12	823	1,947	2,552	3,531
Net loss		(33,872)	(37,960)	(69,784)	(88,248)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(10,276)	(8,480)	(20,169)	(15,946)
Less: Dividends and accretion on redeemable preferred stock		15,257	—	29,827	—
Net loss attributable to stockholders/Former Parent		$(38,853)	$(29,480)	$(79,442)	$(72,302)

Loss per share:	16
Basic		$(0.38)	$(0.30)	$(0.77)	$(0.73)
Diluted		$(0.38)	$(0.30)	$(0.77)	$(0.73)
Weighted average shares outstanding:
Basic		102,793,800	99,387,467	102,790,737	99,387,467
Diluted		102,793,800	99,387,467	102,790,737	99,387,467

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(33,872)	$(37,960)	$(69,784)	$(88,248)
Other comprehensive income (loss):
Other comprehensive income (loss) related to equity method investees, net	62,578	(47,714)	115,430	(144,662)
Change in pension and other employee benefit accounts	(12)	—	(24)	—
Comprehensive income (loss)	28,694	(85,674)	45,622	(232,910)
Comprehensive loss attributable to non-controlling interest	(10,276)	(8,480)	(20,169)	(15,946)
Comprehensive income (loss) attributable to stockholders/Former Parent	$38,970	$(77,194)	$65,791	$(216,964)

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2023
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(26,019)		(9,893)	(35,912)
Other comprehensive income				52,840		52,840
Total comprehensive (loss) income	—	—	(26,019)	52,840	(9,893)	16,928
Settlement of equity-based compensation					(90)	(90)
Acquisition of consolidated subsidiary		(953)			(3,495)	(4,448)
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion on redeemable preferred stock		(14,570)				(14,570)
Equity-based compensation					895	895
Equity - March 31, 2023	$994	$892,992	$(86,856)	$(247,293)	$(39,412)	$520,425
Net loss			(23,596)		(10,276)	(33,872)
Other comprehensive income				62,566		62,566
Total comprehensive (loss) income	—	—	(23,596)	62,566	(10,276)	28,694
Distributions to non-controlling interest					(20)	(20)
Dividends declared on common stock		(3,086)				(3,086)
Dividends and accretion on redeemable preferred stock		(15,257)				(15,257)
Equity-based compensation	—	80			562	642
Equity - June 30, 2023	$994	$874,729	$(110,452)	$(184,727)	$(49,146)	$531,398

	Three and Six Months Ended June 30, 2022
	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$1,617,601	$(155,464)	$(91)	$1,462,046
Net loss	(42,822)		(7,466)	(50,288)
Other comprehensive loss		(96,948)		(96,948)
Total comprehensive loss	(42,822)	(96,948)	(7,466)	(147,236)
Net transfers from Former Parent	34,270			34,270
Equity-based compensation			709	709
Equity - March 31, 2022	$1,609,049	$(252,412)	$(6,848)	$1,349,789
Net loss	(29,480)		(8,480)	(37,960)
Other comprehensive loss		(47,714)		(47,714)
Total comprehensive loss	(29,480)	(47,714)	(8,480)	(85,674)
Acquisition of consolidated subsidiary			3,054	3,054
Contributions from non-controlling interest			562	562
Net transfers from Former Parent	77,126			77,126
Equity-based compensation			956	956
Equity - June 30, 2022	$1,656,695	$(300,126)	$(10,756)	$1,345,813

See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,784)	$(88,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities	(2,741)	35,902
Gain on sale of assets, net	(523)	—
Equity-based compensation	1,537	1,665
Depreciation and amortization	40,427	34,315
Asset impairment	743	—
Change in deferred income taxes	2,110	3,327
Change in fair value of non-hedge derivative	1,125	(748)
Amortization of deferred financing costs	3,098	1,695
Amortization of bond discount	2,144	—
(Benefit from) provision for credit losses	(74)	90
Change in:
Accounts receivable	4,506	(30,585)
Other assets	(4,724)	(21,583)
Accounts payable and accrued liabilities	(16,370)	12,939
Management fees payable to affiliate	10,168	—
Other liabilities	11,427	(4,159)
Net cash used in operating activities	(16,931)	(55,390)

Cash flows from investing activities:
Investment in unconsolidated entities	(3,315)	(2,745)
Investment in convertible promissory notes	—	(5,000)
Acquisition of business, net of cash acquired	(4,448)	(3,819)
Acquisition of property, plant and equipment	(65,696)	(113,916)
Investment in promissory notes and loans	(22,000)	—
Proceeds from sale of leasing equipment	115	—
Proceeds from sale of property, plant and equipment	988	4,304
Net cash used in investing activities	(94,356)	(121,176)

Cash flows from financing activities:
Proceeds from debt	66,600	9,450
Payment of deferred financing costs	(1,192)	(277)
Cash dividends - common stock	(6,170)	—
Capital contribution from non-controlling interests	—	562
Net transfers from Former Parent, net	—	111,396
Settlement of equity-based compensation	(90)	—
Distributions to non-controlling interests	(20)	—
Net cash provided by financing activities	59,128	121,131

Net decrease in cash and cash equivalents and restricted cash	(52,159)	(55,435)
Cash and cash equivalents and restricted cash, beginning of period	149,642	301,855
Cash and cash equivalents and restricted cash, end of period	$97,483	$246,420

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(838)	$(631)
Dividends and accretion on redeemable preferred stock	(29,827)	—
Conversion of interests in unconsolidated subsidiaries	—	(21,302)
Non-cash change in equity method investment	115,430	(144,661)

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
Unaudited Interim Financial Information—The accompanying interim Consolidated Balance Sheet as of June 30, 2023, the Consolidated and Combined Consolidated Statements of Operations, Comprehensive Income (Loss) and Changes in Equity for the three and six months ended June 30, 2023 and 2022, and the Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim consolidated and combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of our management, the unaudited interim consolidated and combined consolidated financial statements include all adjustments necessary for the fair presentation of our financial position as of June 30, 2023, the results of operations, comprehensive income (loss) and changes in equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $300.1 million and $306.0 million, and total VIE liabilities of DRP were $35.9 million and $34.1 million as of June 30, 2023 and December 31, 2022, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.4 million and $2.2 million during the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $4.9 million and $4.0 million during the three months ended June 30, 2023 and 2022, respectively, and $9.2 million and $5.4 million during the six months ended June 30, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $0.3 million and $3.6 million, deposits of $19.7 million and $22.8 million, note receivable of $21.4 million and $20.0 million, prepaid expenses of $13.7 million and $16.4 million, and other assets of $5.5 million and $4.5 million as of June 30, 2023 and December 31, 2022, respectively.
Other Assets—Other assets primarily consists of a note receivable of $10.8 million as of both June 30, 2023 and December 31, 2022 from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $4.1 million and $4.1 million, insurance premium liabilities of $9.0 million and $6.2 million, and deposits of $7.5 million and $— million as of June 30, 2023 and December 31, 2022, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million as of both June 30, 2023 and December 31, 2022, respectively.
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
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2022. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2022, approximately 4.3 million barrels of storage was operational with 1.9 million barrels under construction for new contracts that came online in December 2022 which completed our storage development for our main terminal. Our discount rate for our 2022 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.

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
There were no impairments of goodwill for the three and six months ended June 30, 2023 and 2022.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 145 months and 148 months as of June 30, 2023 and December 31, 2022, respectively.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $29.1 million and $30.9 million as of June 30, 2023 and December 31, 2022, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $1.7 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $1.7 million during the six months ended June 30, 2023 and 2022, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 54% and 51% of total revenues for the three and six months ended June 30, 2023, respectively, from one customer in the Railroad segment. Additionally, we earned 11% of total revenues for both the three and six months ended June 30, 2023 from one customer in the Jefferson Terminal segment. We earned 54% and 61% of total revenues for the three and six months ended June 30, 2022, respectively, from one customer in the Railroad segment. We earned 11% and 10% of total revenues for the three and six months ended June 30, 2022, respectively, from one customer in the Jefferson Terminal segment. Additionally, for the three months ended June 30, 2022, one customer from the Repauno segment accounted for 21% of total revenues.
As of June 30, 2023 accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 42% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2023	December 31, 2022
Leasing equipment	$44,039	$44,179
Less: Accumulated depreciation	(9,799)	(9,272)
Leasing equipment, net	$34,240	$34,907
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense for leasing equipment	$276	$276	$552	$552
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2023	December 31, 2022
Land, site improvements and rights	$184,215	$183,640
Buildings and improvements	19,377	19,356
Bridges and Tunnels	173,868	173,868
Terminal machinery and equipment	1,213,038	1,141,505
Track and track related assets	101,170	100,068
Railroad equipment	9,016	8,463
Railcars and locomotives	99,800	100,200
Computer hardware and software	15,283	11,733
Furniture and fixtures	1,822	1,745
Construction in progress	100,753	127,941
Other	11,712	11,336
	1,930,054	1,879,855
Less: Accumulated depreciation	(242,125)	(206,047)
Property, plant and equipment, net	$1,687,929	$1,673,808
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$18,121	$15,158	$36,094	$30,003

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2023	December 31, 2022
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50%	—	—
GM-FTAI Holdco LLC	Equity method	See below	62,926	68,025
Clean Planet Energy USA LLC	Equity method	50%	7,319	5,564
			$70,245	$73,589
________________________________________________________
(1) The carrying value of $(37.5) million and $(187.2) million as of June 30, 2023 and December 31, 2022 is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2023 and 2022.
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Intermodal Finance I, Ltd.	$13	$44	$34	$88
Long Ridge Energy & Power LLC	1,639	(12,971)	9,400	(34,352)
GM-FTAI Holdco LLC	(2,759)	(688)	(5,100)	(1,121)
Clean Planet Energy USA LLC	(518)	(244)	(1,593)	(517)
Total	$(1,625)	$(13,859)	$2,741	$(35,902)
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
As of June 30, 2023, Intermodal owns a portfolio of approximately 219 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. The Company made an additional $22.0 million of investment in Long Ridge as part of the shareholder loan agreement during the six months ended June 30, 2023. As of June 30, 2023, the balance of the note receivable was $52.3 million recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	June 30, 2023	December 31, 2022
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$992	$2,192
Restricted cash	20,801	20,732
Accounts receivable	7,933	31,727
Other current assets	2,604	5,732
Total current assets	32,330	60,383
Property plant & equipment	841,055	827,886
Intangible assets	4,370	4,560
Goodwill	86,460	86,460
Other assets	8,081	8,540
Total assets	$972,296	$987,829

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$59,698	$87,498
Debt, net	4,450	38,526
Derivative liabilities	48,719	125,134
Other current liabilities	6,036	913
Total current liabilities	118,903	252,071
Debt, net	656,636	599,499
Derivative liabilities	367,715	557,708
Other liabilities	8,260	6,932
Total liabilities	1,151,514	1,416,210

Equity
Shareholders' equity	(43,196)	(273,597)
Accumulated deficit	(136,022)	(154,784)
Total equity	(179,218)	(428,381)
Total liabilities and equity	$972,296	$987,829

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	2023	2022	2023	2022
Total revenue	$46,454	$19,801	$102,859	$15,043

Expenses
Operating expenses	15,565	19,909	28,779	32,356
Depreciation and amortization	13,019	12,454	26,383	24,998
Interest expense	14,725	13,181	29,165	26,042
Total expenses	43,309	45,544	84,327	83,396
Total other income (expense)	126	(149)	231	(213)
Net income (loss)	$3,271	$(25,892)	$18,763	$(68,566)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
GM-FTAI Holdco LLC
In September 2021, we acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns 100% interest in Gladieux Metals Recycling LLC (“GMR”) and Aleon Renewable Metals LLC (“Aleon”). GMR specializes in recycling spent catalyst produced in the petroleum refining industry.
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
From the initial consolidation date in May 2022 through and as of June 30, 2023, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated Balance Sheets.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	June 30, 2023
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(31,367)	(7,732)	(39,099)
Intangible assets, net	$4,146	$52,268	$56,414

	December 31, 2022
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(29,591)	(5,727)	(35,318)
Intangible assets, net	$5,922	$54,273	$60,195

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of customer relationships	$1,895	$1,885	$3,781	$3,760
As of June 30, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	$3,776
2024	6,370
2025	4,000
2026	4,000
2027	4,000
Thereafter	34,268
Total	$56,414
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term SOFR)	11/5/24	$25,000	$25,000
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	63,800	62,200
Transtar Revolver (2)	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR + 3.00%	12/27/25	50,000	10,000
Credit Agreement	(i) Base Rate + 6.50%; or (ii) Adjusted Term SOFR + 7.50%	12/31/23	25,000	—
Total loans payable			163,800	97,200
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (3)	10.500%	6/1/27	476,973	474,828
Total bonds payable			1,165,953	1,163,808
Total Debt			1,329,753	1,261,008
Less: Debt issuance costs			(29,075)	(30,851)
Total debt, net			$1,300,678	$1,230,157

Total debt due within one year			$25,000	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Requires a quarterly commitment fee at a rate of 0.500% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $23,027 and $25,172 at June 30, 2023 and December 31, 2022, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Credit Agreement
On May 18, 2023, we entered into a credit agreement, providing for a $25.0 million secured loan facility (the “Credit Agreement”). In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027, and used a portion of the net proceeds to repay the Credit Agreement in full. See Note 18 for additional information.
We were in compliance with all debt covenants as of June 30, 2023.
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
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2023	June 30, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$42,523	$42,523	$—	$—	Market
Restricted cash	54,960	54,960	—	—	Market
Note receivable	10,800	—	10,800	—	Market
Total assets	$108,283	$97,483	$10,800	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2022	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$36,486	$36,486	$—	$—	Market
Restricted cash	113,156	113,156	—	—	Market
Derivative assets	1,125	—	1,125	—	Income
Total	$150,767	$149,642	$1,125	$—
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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2023	December 31, 2022
Series 2020 A Bonds (1)	$138,970	$139,101
Series 2020 B Bonds (1)	74,874	74,543
Series 2021 A Bonds (1)	151,139	152,848
Series 2021 B Bonds (1)	160,564	163,238
Senior Notes due 2027	501,985	498,035
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

	Three Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$400	$319	$—	$—	$—	$—	$719
Rail revenues	42,146	—	—	—	—	—	42,146
Terminal services revenues	—	16,785	4,083	—	—	—	20,868
Roadside services revenues	—	—	—	—	—	18,235	18,235
Other revenue	—	—	(136)	—	—	—	(136)
Total revenues	$42,546	$17,104	$3,947	$—	$—	$18,235	$81,832

	Six Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$837	$625	$—	$—	$—	$—	$1,462
Rail revenues	82,714	—	—	—	—	—	82,714
Terminal services revenues	—	35,571	4,445	—	—	—	40,016
Roadside services revenues	—	—	—	—	—	36,085	36,085
Other revenue	—	—	(1,951)	—	—	—	(1,951)
Total revenues	$83,551	$36,196	$2,494	$—	$—	$36,085	$158,326

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$553	$314	$—	$—	$—	$—	$867
Rail revenues	39,060	—	—	—	—	—	39,060
Terminal services revenues	—	14,214	13	—	—	—	14,227
Roadside services revenues	—	—	—	—	—	10,087	10,087
Other revenue	—	—	1,627	—	—	—	1,627
Total revenues	$39,613	$14,528	$1,640	$—	$—	$10,087	$65,868

	Six Months Ended June 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,041	$666	$—	$—	$—	$—	$1,707
Rail revenues	73,660	—	86	—	—	—	73,746
Terminal services revenues	—	26,908	103	—	—	—	27,011
Roadside services revenues	—	—	—	—	—	10,087	10,087
Other revenue	—	—	(535)	—	—	—	(535)
Total revenues	$74,701	$27,574	$(346)	$—	$—	$10,087	$112,016

Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of June 30, 2023:

Operating Leases
Remainder of 2023	$6,385
2024	12,629
2025	12,595
2026	12,557
2027	12,136
Thereafter	—
Total	$56,302
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
As of June 30, 2023, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and report within operating expenses and general and administrative expenses in the Consolidated and Combined Consolidated Statements of Operations.
Director compensation
During the six months ended June 30, 2023, we issued 25,479 shares of common stock to certain directors as compensation.
Options
During the six months ended June 30, 2023, the Manager transferred 2,173,914 of its options to certain employees of the Manager.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Subsidiary stock-based compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2023	2022
Restricted Shares	$303	$538	$747	$1,076	$765	0.7
Common Units	259	418	710	589	2,314	0.8
Total	$562	$956	$1,457	$1,665	$3,079

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
The following table summarizes our retirement benefit plan costs. Service costs are recorded in Operating expenses, while interest and amortization costs are recorded in Other (expense) income within the Consolidated and Combined Consolidated Statements of Operations.

	Three Months Ended June 30,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$348	$446	$438	$538
Interest costs	117	374	74	225
Amortization of prior service costs	—	34	—	—
Amortization of actuarial gains	(46)	—	—	—
Total	$419	$854	$512	$763

	Six Months Ended June 30,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$696	$892	$876	$1,075
Interest costs	234	748	148	450
Amortization of prior service costs	—	68	—	—
Amortization of actuarial gains	(92)	—	—	—
Total	$838	$1,708	$1,024	$1,525
The total employer contributions for the six months ended June 30, 2023 and 2022 was $0.6 million and $0.3 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2023 is $0.9 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current:
Federal	$—	$62	$—	$62
State and local	260	71	442	142
Foreign	—	—	—	—
Total current provision	260	133	442	204
Deferred:
Federal	323	1,549	1,140	2,607
State and local	240	265	970	720
Foreign	—	—	—	—
Total deferred provision	563	1,814	2,110	3,327
Provision for income taxes	$823	$1,947	$2,552	$3,531
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
As of and for the six months ended June 30, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2023.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated and combined consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fee	$3,084	$3,065	$6,066	$7,226
Income Incentive Fee	—	—	—	—
Capital Gains Incentive Fee	—	—	—	—
Total	$3,084	$3,065	$6,066	$7,226
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative	$1,071	$1,098	$2,934	$2,228
Acquisition and transaction expenses	314	438	357	850
Total	$1,385	$1,536	$3,291	$3,078
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Accrued management fees	$6,066	$3,092
Other payables	4,101	—
As of June 30, 2023 and December 31, 2022, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2023 and December 31, 2022, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2023 and December 31, 2022 was $(60.3) million and $(41.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-controlling interest share of net loss	$(10,048)	$(8,135)	$(19,233)	$(15,271)
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
The Company subleases a portion of office space from an entity controlled by certain principals of Fortress since February 2023. For the six months ended June 30, 2023, the Company incurred approximately $0.2 million of rent and office related expenses.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
On May 22, 2023, Fortress and Mubadala Investment Company, through its wholly owned asset management subsidiary Mubadala Capital (“Mubadala”), announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank Group Corp. (“SoftBank”). After the closing of the transaction, Fortress will continue to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2023

	Three Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,546	$17,104	$3,947	$—	$—	$18,235	$81,832

Expenses
Operating expenses	22,257	15,990	5,776	173	28	18,551	62,775
General and administrative	—	—	—	—	—	3,702	3,702
Acquisition and transaction expenses	184	36	—	49	—	367	636
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,084	3,084
Depreciation and amortization	5,125	12,144	2,281	—	—	742	20,292
Asset impairment	602	—	—	—	—	—	602
Total expenses	28,168	28,170	8,057	222	28	26,446	91,091

Other (expense) income
Equity in earnings (losses) of unconsolidated entities	—	—	—	1,639	(3,277)	13	(1,625)
(Loss) gain on sale of assets, net	(85)	732	—	—	—	—	647
Interest expense	(1,215)	(7,978)	(615)	(1)	—	(14,373)	(24,182)
Other (expense) income	(544)	(349)	—	1,643	620	—	1,370
Total other (expense) income	(1,844)	(7,595)	(615)	3,281	(2,657)	(14,360)	(23,790)
Income (loss) before income taxes	12,534	(18,661)	(4,725)	3,059	(2,685)	(22,571)	(33,049)
Provision for (benefit from) income taxes	720	152	40	—	—	(89)	823
Net income (loss)	11,814	(18,813)	(4,765)	3,059	(2,685)	(22,482)	(33,872)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	28	(10,048)	(255)	—	—	(1)	(10,276)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	15,257	15,257
Net income (loss) attributable to stockholders	$11,786	$(8,765)	$(4,510)	$3,059	$(2,685)	$(37,738)	$(38,853)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$20,304	$7,082	$(1,636)	$10,403	$(1,448)	$(7,028)	$27,677
Add: Non-controlling share of Adjusted EBITDA							4,946
Add: Equity in losses of unconsolidated entities							(1,625)
Less: Interest costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion on redeemable preferred stock							(15,257)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(6,886)
Less: Interest expense							(24,182)
Less: Depreciation and amortization expense							(20,292)
Less: Incentive allocations							—
Less: Asset impairment charges							(602)
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(636)
Less: Equity-based compensation expense							(642)
Less: Provision for income taxes							(823)
Less: Other non-recurring items							(51)
Net loss attributable to stockholders							$(38,853)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$83,551	$36,196	$2,494	$—	$—	$36,085	$158,326

Expenses
Operating expenses	47,492	32,415	10,705	597	29	36,699	127,937
General and administrative	—	—	—	—	—	6,903	6,903
Acquisition and transaction expenses	367	36	—	71	1	430	905
Management fees and incentive allocation to affiliate	—	—	—	—	—	6,066	6,066
Depreciation and amortization	10,226	24,013	4,526	—	—	1,662	40,427
Asset impairment	743	—	—	—	—	—	743
Total expenses	58,828	56,464	15,231	668	30	51,760	182,981

Other expense
Equity in earnings (losses) of unconsolidated entities	—	—	—	9,400	(6,693)	34	2,741
(Loss) gain on sale of assets, net	(209)	732	—	—	—	—	523
Interest expense	(2,170)	(15,862)	(1,203)	(3)	—	(28,194)	(47,432)
Other (expense) income	(1,096)	(1,412)	—	2,872	1,227	—	1,591
Total other (expense) income	(3,475)	(16,542)	(1,203)	12,269	(5,466)	(28,160)	(42,577)
Income (loss) before income taxes	21,248	(36,810)	(13,940)	11,601	(5,496)	(43,835)	(67,232)
Provision for income taxes	1,318	350	154	—	—	730	2,552
Net income (loss)	19,930	(37,160)	(14,094)	11,601	(5,496)	(44,565)	(69,784)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	46	(19,233)	(753)	—	—	(229)	(20,169)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	29,827	29,827
Net income (loss) attributable to stockholders	$19,884	$(17,927)	$(13,341)	$11,601	$(5,496)	$(74,163)	$(79,442)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Six Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$37,455	$13,600	$(6,497)	$21,717	$(3,158)	$(13,544)	$49,573
Add: Non-controlling share of Adjusted EBITDA							10,167
Add: Equity in earnings of unconsolidated entities							2,741
Less: Interest costs on pension and OPEB liabilities							(960)
Less: Dividends and accretion on redeemable preferred stock							(29,827)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(15,076)
Less: Interest expense							(47,432)
Less: Depreciation and amortization expense							(40,427)
Less: Incentive allocations							—
Less: Asset impairment charges							(743)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(905)
Less: Equity-based compensation expense							(1,537)
Less: Provision for income taxes							(2,552)
Less: Other non-recurring items							(1,339)
Net loss attributable to stockholders							$(79,442)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$39,613	$14,528	$1,640	$—	$—	$10,087	$65,868

Expenses
Operating expenses	20,868	14,261	4,190	93	10	9,807	49,229
General and administrative	—	—	—	—	—	2,498	2,498
Acquisition and transaction expenses	149	—	—	—	29	8,694	8,872
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,065	3,065
Depreciation and amortization	4,864	9,739	2,376	—	—	340	17,319
Total expenses	25,881	24,000	6,566	93	39	24,404	80,983

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(12,971)	(933)	45	(13,859)
Interest expense	(17)	(6,127)	(341)	—	—	(1)	(6,486)
Other (expense) income	(305)	(1,291)	—	—	552	491	(553)
Total other (expense) income	(322)	(7,418)	(341)	(12,971)	(381)	535	(20,898)
Income (loss) before income taxes	13,410	(16,890)	(5,267)	(13,064)	(420)	(13,782)	(36,013)
Provision for income taxes	1,818	68	—	—	61	—	1,947
Net income (loss)	11,592	(16,958)	(5,267)	(13,064)	(481)	(13,782)	(37,960)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(8,135)	(320)	—	—	(25)	(8,480)
Net income (loss) attributable to Former Parent	$11,592	$(8,823)	$(4,947)	$(13,064)	$(481)	$(13,757)	$(29,480)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Three Months Ended June 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$18,708	$4,158	$(3,704)	$7,379	$(125)	$(4,862)	$21,554
Add: Non-controlling share of Adjusted EBITDA							3,716
Add: Equity in losses of unconsolidated entities							(13,859)
Less: Interest costs on pension and OPEB liabilities							—
Less: Dividends and accretion on redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(6,825)
Less: Interest expense							(6,486)
Less: Depreciation and amortization expense							(17,319)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,514
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(8,872)
Less: Equity-based compensation expense							(956)
Less: Provision for income taxes							(1,947)
Less: Other non-recurring items							—
Net loss attributable to Former Parent							$(29,480)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$74,701	$27,574	$(346)	$—	$—	$10,087	$112,016

Expenses
Operating expenses	41,930	27,384	7,998	168	10	9,807	87,297
General and administrative	—	—	—	—	—	4,928	4,928
Acquisition and transaction expenses	355	—	—	—	29	12,724	13,108
Management fees and incentive allocation to affiliate	—	—	—	—	—	7,226	7,226
Depreciation and amortization	9,791	19,439	4,745	—	—	340	34,315
Total expenses	52,076	46,823	12,743	168	39	35,025	146,874

Other (expense) income
Equity in losses (earnings) of unconsolidated entities	—	—	—	(34,352)	(1,638)	88	(35,902)
Interest expense	(79)	(12,237)	(628)	—	—	(1)	(12,945)
Other (expense) income	(665)	(1,390)	—	—	1,080	(37)	(1,012)
Total other (expense) income	(744)	(13,627)	(628)	(34,352)	(558)	50	(49,859)
Income (loss) before income taxes	21,881	(32,876)	(13,717)	(34,520)	(597)	(24,888)	(84,717)
Provision for income taxes	3,333	137	—	—	61	—	3,531
Net income (loss)	18,548	(33,013)	(13,717)	(34,520)	(658)	(24,888)	(88,248)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(15,271)	(650)	—	—	(25)	(15,946)
Net income (loss) attributable to Former Parent	$18,548	$(17,742)	$(13,067)	$(34,520)	$(658)	$(24,863)	$(72,302)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Six Months Ended June 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$32,374	$7,964	$(8,355)	$13,399	$(303)	$(11,963)	$33,116
Add: Non-controlling share of Adjusted EBITDA							7,532
Add: Equity in losses of unconsolidated entities							(35,902)
Less: Interest costs on pension and OPEB liabilities							—
Less: Dividends and accretion on redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(12,232)
Less: Interest expense							(12,945)
Less: Depreciation and amortization expense							(34,315)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							748
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(13,108)
Less: Equity-based compensation expense							(1,665)
Less: Provision for income taxes							(3,531)
Less: Other non-recurring items							—
Net loss attributable to Former Parent							$(72,302)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$55,086	$109,808	$4,098	$2,093	$21,973	$21,381	$214,439
Non-current assets	670,829	1,145,429	295,976	13,664	81,045	16,228	2,223,171
Total assets	725,915	1,255,237	300,074	15,757	103,018	37,609	2,437,610

Debt, net	50,000	735,499	25,000	—	—	466,142	1,276,641

Current liabilities	45,439	63,134	7,603	8,666	28	57,191	182,061
Non-current liabilities	102,783	793,702	28,296	37,464	—	467,489	1,429,734
Total liabilities	148,222	856,836	35,899	46,130	28	524,680	1,611,795

Redeemable preferred stock	—	—	—	—	—	294,417	294,417

Non-controlling interests in equity of consolidated subsidiaries	1,868	(51,534)	520	—	—	—	(49,146)
Total equity	577,693	398,401	264,175	(30,373)	102,990	(781,488)	531,398
Total liabilities, redeemable preferred stock and equity	$725,915	$1,255,237	$300,074	$15,757	$103,018	$37,609	$2,437,610

	December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$56,631	$166,252	$16,888	$396	$20,747	$16,890	$277,804
Non-current assets	672,275	1,136,095	289,132	8,142	84,390	10,561	2,200,595
Total assets	728,906	1,302,347	306,020	8,538	105,137	27,451	2,478,399

Debt, net	10,000	732,145	25,000	—	—	463,012	1,230,157

Current liabilities	51,902	81,147	5,958	906	—	19,668	159,581
Non-current liabilities	59,698	790,687	28,163	187,165	—	463,721	1,529,434
Total liabilities	111,600	871,834	34,121	188,071	—	483,389	1,689,015

Redeemable preferred stock	—	—	—	—	—	264,590	264,590

Non-controlling interests in equity of consolidated subsidiaries	1,403	(33,048)	1,093	—	—	3,723	(26,829)
Total equity	617,306	430,513	271,899	(179,533)	105,137	(720,528)	524,794
Total liabilities, redeemable preferred stock and equity	$728,906	$1,302,347	$306,020	$8,538	$105,137	$27,451	$2,478,399

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
As of June 30, 2023, the Company has $45.8 million of dividends PIK increasing our Redeemable Preferred Stock balance. Dividends recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations totaled $13.6 million and $26.5 million for the three and six months ended June 30, 2023, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations, totaled $1.6 million and $3.2 million for the three and six months ended June 30, 2023, respectively.
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
If the Redeemable Preferred Stock were redeemed as of June 30, 2023, it would be redeemable for $448.2 million.

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
The calculation of basic and diluted LPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(33,872)	$(37,960)	$(69,784)	$(88,248)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(10,276)	(8,480)	(20,169)	(15,946)
Less: Dividends and accretion on redeemable preferred stock	15,257	—	29,827	—
Net loss attributable to stockholders/Former Parent	$(38,853)	$(29,480)	$(79,442)	$(72,302)
Weighted Average Common Stock Outstanding - Basic (1)	102,793,800	99,387,467	102,790,737	99,387,467
Weighted Average Common Stock Outstanding - Diluted (1)	102,793,800	99,387,467	102,790,737	99,387,467

Loss per share:
Basic	$(0.38)	$(0.30)	$(0.77)	$(0.73)
Diluted (2)	$(0.38)	$(0.30)	$(0.77)	$(0.73)
________________________________________________________
(1) Three and six months ended June 30, 2023 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the three and six months ended June 30, 2023 includes the dilutive effect of subsidiary earnings per share.
For the three and six months ended June 30, 2023, 2,345,888 and 2,007,077 shares, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
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
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	6,685,132	$5.01
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of June 30, 2023 (1)	6,685,132	$4.96
Warrants exercisable as of June 30, 2023 (1)	6,685,132	$4.96
________________________________________________________
(1) Weighted average exercise price as of June 30, 2023 includes adjustments for quarterly dividend payments.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The weighted average remaining contractual term of the outstanding warrants as of June 30, 2023 is 7.1 years. The aggregate intrinsic value of the warrants as of June 30, 2023 is $12.3 million.
17. COMMITMENTS AND CONTINGENCIES
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
18. SUBSEQUENT EVENTS
Dividends
On July 25, 2023, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended June 30, 2023, payable on August 15, 2023 to the holders of record on August 8, 2023.
Offering of Additional Notes
On July 5, 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 95.50% of principal, plus accrued interest from and including June 1, 2023. These notes have identical terms as the original notes, other than with respect to the date of issuance and the issue price, and bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.
We used a portion of the net proceeds from the offering to repay the amount outstanding under the Transtar Revolver and Credit Agreement in full and the commitments thereunder were terminated in connection with the closing of the offering. We intend to use the remainder of net proceeds for general corporate purposes.
Amendment to Certificate of Designations of our Series A Preferred Stock
On June 27, 2023, the Company’s board of directors approved a Certificate of Amendment (the “Amendment”) to the Certificate of Designations for its Series A Preferred Stock (the “Certificate of Designations”), which amends certain provisions of the Certificate of Designations to increase the aggregate principal amount of outstanding indebtedness that the Company and its subsidiaries may incur in order to facilitate the issuance of the additional $100.0 million of Senior Notes due 2027 (the “Additional Notes”), subject to obtaining the prior affirmative vote or consent of the Majority Holders (as defined in the Certificate of Designations) to such Amendment. On June 28, 2023, the holders of our Series A Preferred Stock (the “Series A Holders”) executed a unanimous written consent (the “Series A Consent”) pursuant to which the Series A Holders authorized, consented to and approved the offering of the Additional Notes and the Amendment, subject to certain customary conditions. On July 5, 2023, the Series A Consent became effective and the Company filed the Amendment with the Secretary of State of the State of Delaware. The Series A Holders received a customary fee for the consent and purchased $33.4 million aggregate principal amount of the Additional Notes.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of June 30, 2023, we had total consolidated assets of $2.4 billion and redeemable preferred equity and equity of $0.8 billion.
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

Our Manager
On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. After the closing of the transaction, Fortress will continue to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
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

Comparison of the three and six months ended June 30, 2023 and 2022
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$719	$867	$(148)	$1,462	$1,707	$(245)
Rail revenues	42,146	39,060	3,086	82,714	73,746	8,968
Terminal services revenues	20,868	14,227	6,641	40,016	27,011	13,005
Roadside services revenues	18,235	10,087	8,148	36,085	10,087	25,998
Other revenue	(136)	1,627	(1,763)	(1,951)	(535)	(1,416)
Total revenues	81,832	65,868	15,964	158,326	112,016	46,310

Expenses
Operating expenses	62,775	49,229	13,546	127,937	87,297	40,640
General and administrative	3,702	2,498	1,204	6,903	4,928	1,975
Acquisition and transaction expenses	636	8,872	(8,236)	905	13,108	(12,203)
Management fees and incentive allocation to affiliate	3,084	3,065	19	6,066	7,226	(1,160)
Depreciation and amortization	20,292	17,319	2,973	40,427	34,315	6,112
Asset impairment	602	—	602	743	—	743
Total expenses	91,091	80,983	10,108	182,981	146,874	36,107

Other expense
Equity in (losses) earnings of unconsolidated entities	(1,625)	(13,859)	12,234	2,741	(35,902)	38,643
Gain on sale of assets, net	647	—	647	523	—	523
Interest expense	(24,182)	(6,486)	(17,696)	(47,432)	(12,945)	(34,487)
Other income (expense)	1,370	(553)	1,923	1,591	(1,012)	2,603
Total other expense	(23,790)	(20,898)	(2,892)	(42,577)	(49,859)	7,282
Loss from before income taxes	(33,049)	(36,013)	2,964	(67,232)	(84,717)	17,485
Provision for income taxes	823	1,947	(1,124)	2,552	3,531	(979)
Net loss	(33,872)	(37,960)	4,088	(69,784)	(88,248)	18,464
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(10,276)	(8,480)	(1,796)	(20,169)	(15,946)	(4,223)
Less: Dividends and accretion on redeemable preferred stock	15,257	—	15,257	29,827	—	29,827
Net loss attributable to stockholders/Former Parent	$(38,853)	$(29,480)	$(9,373)	$(79,442)	$(72,302)	$(7,140)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(38,853)	$(29,480)	$(9,373)	$(79,442)	$(72,302)	$(7,140)
Add: Provision for income taxes	823	1,947	(1,124)	2,552	3,531	(979)
Add: Equity-based compensation expense	642	956	(314)	1,537	1,665	(128)
Add: Acquisition and transaction expenses	636	8,872	(8,236)	905	13,108	(12,203)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	(1,514)	1,514	1,125	(748)	1,873
Add: Asset impairment charges	602	—	602	743	—	743
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation & amortization expense	20,292	17,319	2,973	40,427	34,315	6,112
Add: Interest expense	24,182	6,486	17,696	47,432	12,945	34,487
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	6,886	6,825	61	15,076	12,232	2,844
Add: Dividends and accretion on redeemable preferred stock	15,257	—	15,257	29,827	—	29,827
Add: Interest and other costs on pension and OPEB liabilities	480	—	480	960	—	960
Add: Other non-recurring items (2)	51	—	51	1,339	—	1,339
Less: Equity in losses (earnings) of unconsolidated entities	1,625	13,859	(12,234)	(2,741)	35,902	(38,643)
Less: Non-controlling share of Adjusted EBITDA (3)	(4,946)	(3,716)	(1,230)	(10,167)	(7,532)	(2,635)
Adjusted EBITDA (non-GAAP)	$27,677	$21,554	$6,123	$49,573	$33,116	$16,457
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net loss of $(1,660) and $(13,919), (ii) interest expense of $8,304 and $6,795, (iii) depreciation and amortization expense of $7,967 and $6,349, (iv) acquisition and transaction expenses of $237 and $387, (v) changes in fair value of non-hedge derivative instruments of $(7,963) and $7,118 and (vi) equity-based compensation of $1 and $95, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net income (loss) of $2,658 and $(36,007), (ii) interest expense of $16,336 and $13,258, (iii) depreciation and amortization expense of $13,633 and $12,633, (iv) acquisition and transaction expenses of $257 and $391, (v) changes in fair value of non-hedge derivative instruments of $(17,810) and $21,732, (vi) equity-based compensation of $2 and $193 and (vii) asset impairment of $— and $32, respectively.
(2) Includes the following items for the three and six months ended June 30, 2023: subsidiary severance expense of $51 and $1,339, respectively.
(3) Includes the following items for the three months ended June 30, 2023 and 2022: (i) equity-based compensation of $76 and $124, (ii) provision for income taxes of $35 and $14, (iii) interest expense of $1,880 and $1,319, (iv) depreciation and amortization expense of $2,944 and $2,321, (v) changes in fair value of non-hedge derivative instruments of $— and $(62), (vi) acquisition and transaction expense of $8 and $—, (vii) interest and other costs on pension and OPEB liabilities of $1 and $— and (viii) asset impairment of $2 and $—, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) equity-based compensation of $186 and $250, (ii) provision for income taxes of $88 and $30, (iii) interest expense of $3,737 and $2,703, (iv) depreciation and amortization expense of $6,080 and $4,585, (v) changes in fair value of non-hedge derivative instruments of $61 and $(36), (vi) other non-recurring items of $3 and $—, (vii) acquisition and transaction expense of $8 and $—, (viii) interest and other costs on pension and OPEB liabilities of $2 and $— and (ix) asset impairment of $2 and $—, respectively.
Revenue
Comparison of the three months ended June 30, 2023 and 2022
Total revenues increased $16.0 million due to higher revenues of $8.1 million in the Corporate and Other segment, $2.9 million in the Railroad segment, $2.6 million in the Jefferson Terminal segment and $2.3 million in the Repauno segment.
Roadside services revenue increased $8.1 million due to the acquisition of a majority stake in and consolidation of FYX in May 2022.
Terminal services revenues increased $6.6 million primarily due to higher throughput volumes at Jefferson Terminal and the commencement of a butane throughput contract at Repauno in April 2023.
Rail revenues increased $3.1 million primarily due to an increase in both carloads and rates per car.

Comparison of the six months ended June 30, 2023 and 2022
Total revenues increased $46.3 million due to higher revenues of $26.0 million in the Corporate and Other segment, $8.9 million in the Railroad segment, $8.6 million in the Jefferson Terminal segment and $2.8 million in the Repauno segment.
Roadside services revenue increased $26.0 million due to the acquisition of a majority stake in and consolidation of FYX in May 2022.
Terminal services revenues increased $13.0 million primarily due to higher throughput volumes at Jefferson Terminal and the commencement of a butane throughput contract at Repauno in April 2023.
Rail revenues increased $9.0 million primarily due to (i) an increase in both carloads and rates per car and (ii) the implementation of a fuel surcharge that went into effect in March 2022.
Expenses
Comparison of the three months ended June 30, 2023 and 2022
Total expenses increased $10.1 million, primarily due to an increase in (i) operating expenses, (ii) depreciation and amortization and (iii) general and administrative expense, partially offset by a decrease in (iv) acquisition and transaction expenses.
Operating expenses increased $13.5 million which primarily reflects:
•an increase of $6.2 million in compensation and benefits primarily due to (i) an increase of $4.2 million in the Railroad segment primarily related to an increase in labor and other costs associated with higher carload activity and (ii) an increase of $2.1 million in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022; and
•an increase of $5.7 million in cost of sales in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022.
Depreciation and amortization increased $3.0 million primarily due to (i) additional assets placed in service at Jefferson Terminal and (ii) the acquisition and consolidation of FYX in May 2022.
General and administrative expense increased $1.2 million primarily due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses decreased $8.2 million primarily due to expenses incurred in 2022 related to the Spin-off.
Comparison of the six months ended June 30, 2023 and 2022
Total expenses increased $36.1 million, primarily due to an increase in (i) operating expenses, (ii) depreciation and amortization and (iii) general and administrative expense, partially offset by a decrease in (iv) acquisition and transaction expenses and (v) management fees and incentive allocation to affiliate.
Operating expenses increased $40.6 million which primarily reflects:
•an increase of $19.5 million in cost of sales in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022;
•an increase of $13.7 million in compensation and benefits primarily due to (i) an increase of $8.6 million in the Railroad segment primarily related to (a) an increase in labor and other costs associated with higher carload activity and (b) severance costs at Transtar and (ii) an increase of $4.8 million in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022; and
•an increase of $3.8 million in repairs and maintenance expense due to increased activity at Transtar and Jefferson Terminal.
Depreciation and amortization increased $6.1 million primarily due to (i) additional assets placed in service at Jefferson Terminal and (ii) the acquisition and consolidation of FYX in May 2022.
Acquisition and transaction expenses decreased $12.2 million primarily due to expenses incurred in 2022 related to the Spin-off.
Management fees and incentive allocations to affiliate decreased $1.2 million due to a lower average equity base compared to the Former Parent in 2022.
Other expense
Total other expense increased $2.9 million during the three months ended June 30, 2023 which primarily reflects:
•an increase in interest expense of $17.7 million primarily due to an increase in the average outstanding debt of approximately $571.2 million which consists of (i) $476.6 million for the Senior Notes due 2027, (ii) $50.0 million for the Transtar Revolver, (iii) $28.3 million for the EB-5 Loan Agreement and (iv) $16.3 million for the Credit Agreement, partially offset by

•an increase of $12.2 million in equity in earnings of unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge; and
•an increase of $1.9 million in Other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Total other expense decreased $7.3 million during the six months ended June 30, 2023 which primarily reflects:
•an increase of $38.6 million in equity in earnings of unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge;
•an increase of $2.6 million in Other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC, partially offset by
•an increase in interest expense of $34.5 million primarily due to an increase in the average outstanding debt of approximately $565.1 million which consists of (i) $476.1 million for the Senior Notes due 2027, (ii) $50.0 million for the Transtar Revolver, (iii) $30.9 million for the EB-5 Loan Agreement and (iv) $8.2 million for the Credit Agreement.
Net loss
Net loss decreased $4.1 million and $18.5 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $6.1 million and $16.5 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$400	$553	$(153)	$837	$1,041	$(204)
Rail revenues	42,146	39,060	3,086	82,714	73,660	9,054
Total revenues	42,546	39,613	2,933	83,551	74,701	8,850

Expenses
Operating expenses	22,257	20,868	1,389	47,492	41,930	5,562
Acquisition and transaction expenses	184	149	35	367	355	12
Depreciation and amortization	5,125	4,864	261	10,226	9,791	435
Asset impairment	602	—	602	743	—	743
Total expenses	28,168	25,881	2,287	58,828	52,076	6,752

Other expense
Loss on sale of assets, net	(85)	—	(85)	(209)	—	(209)
Interest expense	(1,215)	(17)	(1,198)	(2,170)	(79)	(2,091)
Other expense	(544)	(305)	(239)	(1,096)	(665)	(431)
Total other expense	(1,844)	(322)	(1,522)	(3,475)	(744)	(2,731)
Income before income taxes	12,534	13,410	(876)	21,248	21,881	(633)
Provision for income taxes	720	1,818	(1,098)	1,318	3,333	(2,015)
Net income	11,814	11,592	222	19,930	18,548	1,382
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	28	—	28	46	—	46
Net income attributable to stockholders/Former Parent	$11,786	$11,592	$194	$19,884	$18,548	$1,336

The following table sets forth a reconciliation of net income attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net income attributable to stockholders/Former Parent	$11,786	$11,592	$194	$19,884	$18,548	$1,336
Add: Provision for income taxes	720	1,818	(1,098)	1,318	3,333	(2,015)
Add: Equity-based compensation expense	159	268	(109)	484	268	216
Add: Acquisition and transaction expenses	184	149	35	367	355	12
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	602	—	602	743	—	743
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,125	4,864	261	10,226	9,791	435
Add: Interest expense	1,215	17	1,198	2,170	79	2,091
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	480	—	480	960	—	960
Add: Other non-recurring items (1)	51	—	51	1,339	—	1,339
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(18)	—	(18)	(36)	—	(36)
Adjusted EBITDA	$20,304	$18,708	$1,596	$37,455	$32,374	$5,081
________________________________________________________
(1) Includes the following items for the three and six months ended June 30, 2023: Transtar severance expense of $51 and $1,339, respectively.
(2) Includes the following items for the three and six months ended June 30, 2023: (i) equity-based compensation of $— and $1, (ii) provision for income taxes of $— and $1, (iii) depreciation and amortization expense of $12 and $22, (iv) interest expense of $3 and $5, (v) other non-recurring items of $— and $3, (vi) interest and other costs on pension and OPEB liabilities of $1 and $2 and (vii) asset impairment of $2 and $2, respectively.
Revenues
Total revenues increased $2.9 million during the three months ended June 30, 2023 primarily due to both an increase in carloads and rates per car.
Total revenues increased $8.9 million during the six months ended June 30, 2023 due to (i) both an increase in carloads and rates per car and (ii) the implementation of a fuel surcharge that went into effect in March 2022.
Expenses
Total expenses increased $2.3 million during the three months ended June 30, 2023 which primarily reflects (i) an increase in operating expense of $1.4 million due to an increase in labor and other costs associated with higher carload activity and (ii) impairment of $0.6 million for certain scrap assets.
Total expenses increased $6.8 million during the six months ended June 30, 2023 which primarily reflects (i) an increase in operating expense of $5.6 million due to (a) an increase in labor and other costs associated with higher carload activity and (b) repairs and maintenance and (ii) impairment of $0.7 million for certain scrap assets.
Other expense
Total other expense increased $1.5 million and $2.7 million during the three and six months ended June 30, 2023, respectively, which primarily reflects an increase in interest expense related to the revolver entered into in the fourth quarter of 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.6 million and $5.1 million during the three and six months ended June 30, 2023, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$319	$314	$5	$625	$666	$(41)
Terminal services revenues	16,785	14,214	2,571	35,571	26,908	8,663
Total revenues	17,104	14,528	2,576	36,196	27,574	8,622

Expenses
Operating expenses	15,990	14,261	1,729	32,415	27,384	5,031
Acquisition and transaction expenses	36	—	36	36	—	36
Depreciation and amortization	12,144	9,739	2,405	24,013	19,439	4,574
Total expenses	28,170	24,000	4,170	56,464	46,823	9,641

Other expense
Gain on sale of assets, net	732	—	732	732	—	732
Interest expense	(7,978)	(6,127)	(1,851)	(15,862)	(12,237)	(3,625)
Other expense	(349)	(1,291)	942	(1,412)	(1,390)	(22)
Total other expense	(7,595)	(7,418)	(177)	(16,542)	(13,627)	(2,915)
Loss before income taxes	(18,661)	(16,890)	(1,771)	(36,810)	(32,876)	(3,934)
Provision for income taxes	152	68	84	350	137	213
Net loss	(18,813)	(16,958)	(1,855)	(37,160)	(33,013)	(4,147)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(10,048)	(8,135)	(1,913)	(19,233)	(15,271)	(3,962)
Net loss attributable to stockholders/Former Parent	$(8,765)	$(8,823)	$58	$(17,927)	$(17,742)	$(185)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(8,765)	$(8,823)	$58	$(17,927)	$(17,742)	$(185)
Add: Provision for income taxes	152	68	84	350	137	213
Add: Equity-based compensation expense	303	538	(235)	747	1,076	(329)
Add: Acquisition and transaction expenses	36	—	36	36	—	36
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	12,144	9,739	2,405	24,013	19,439	4,574
Add: Interest expense	7,978	6,127	1,851	15,862	12,237	3,625
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(4,766)	(3,491)	(1,275)	(9,481)	(7,183)	(2,298)
Adjusted EBITDA (non-GAAP)	$7,082	$4,158	$2,924	$13,600	$7,964	$5,636
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) equity-based compensation of $71 and $115, (ii) provision for income taxes of $35 and $14, (iii) interest expense of $1,844 and $1,299, (iv) depreciation and amortization expense of $2,808 and $2,063 and (v) acquisition and transaction expense of $8 and $—, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) equity-based compensation of $173 and $235, (ii) provision for income taxes of $81 and $30, (iii) interest expense of $3,667 and $2,673, (iv) depreciation and amortization expense of $5,552 and $4,245 and (v) acquisition and transaction expense of $8 and $—, respectively.
Revenues
Total revenues increased $2.6 million and $8.6 million during the three and six months ended June 30, 2023, respectively, primarily due to an increase in average refined products throughput volumes.
Expenses
Total expenses increased $4.2 million during the three months ended June 30, 2023 which primarily reflects:
•an increase in operating expenses of $1.7 million primarily due to higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $2.4 million due to additional assets being placed into service.
Total expenses increased $9.6 million during the six months ended June 30, 2023, which reflects:
•an increase in operating expenses of $5.0 million primarily due to higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $4.6 million due to additional assets being placed into service.
Other expense
Other expense increased $2.9 million during the six months ended June 30, 2023, which primarily reflects (i) an increase in interest expense of $3.6 million due to additional borrowings for the EB-5 Loan Agreement, partially offset by (ii) a gain on sale for land of $0.7 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.9 million and $5.6 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Rail revenues	$—	$—	$—	$—	$86	$(86)
Terminal services revenues	4,083	13	4,070	4,445	103	4,342
Other revenue	(136)	1,627	(1,763)	(1,951)	(535)	(1,416)
Total revenues	3,947	1,640	2,307	2,494	(346)	2,840

Expenses
Operating expenses	5,776	4,190	1,586	10,705	7,998	2,707
Depreciation and amortization	2,281	2,376	(95)	4,526	4,745	(219)
Total expenses	8,057	6,566	1,491	15,231	12,743	2,488

Other expense
Interest expense	(615)	(341)	(274)	(1,203)	(628)	(575)
Total other expense	(615)	(341)	(274)	(1,203)	(628)	(575)
Loss before income taxes	(4,725)	(5,267)	542	(13,940)	(13,717)	(223)
Provision for income taxes	40	—	40	154	—	154
Net loss	(4,765)	(5,267)	502	(14,094)	(13,717)	(377)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(255)	(320)	65	(753)	(650)	(103)
Net loss attributable to stockholders/Former Parent	$(4,510)	$(4,947)	$437	$(13,341)	$(13,067)	$(274)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(4,510)	$(4,947)	$437	$(13,341)	$(13,067)	$(274)
Add: Provision for income taxes	40	—	40	154	—	154
Add: Equity-based compensation expense	100	150	(50)	226	321	(95)
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	(1,514)	1,514	1,125	(748)	1,873
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,281	2,376	(95)	4,526	4,745	(219)
Add: Interest expense	615	341	274	1,203	628	575
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(162)	(110)	(52)	(390)	(234)	(156)
Adjusted EBITDA (non-GAAP)	$(1,636)	$(3,704)	$2,068	$(6,497)	$(8,355)	$1,858
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) equity-based compensation of $5 and $9, (ii) interest expense of $33 and $20, (iii) depreciation and amortization expense of $124 and $143 and (iv) changes in fair value of non-hedge derivative instruments of $— and $(62), respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) equity-based compensation of $12 and $15, (ii) interest expense of $65 and $30, (iii) depreciation and amortization expense of $246 and $225, (iv) provision for income taxes of $6 and $—, and (v) changes in fair value of non-hedge derivative instruments of $61 and $(36), respectively.
Revenues
Total revenue increased $2.3 million and $2.8 million during the three and six months ended June 30, 2023, respectively, primarily due to (i) the commencement of a butane throughput contract at Repauno in April 2023, partially offset by (ii) losses on the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $1.5 million and $2.5 million during the three and six months ended June 30, 2023, respectively, which primarily reflects higher operating expenses due to an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense increased $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively, which reflects an increase in interest expense due to an increase in the borrowing rate on the revolver.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.1 million and $1.9 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	173	93	80	597	168	429
Acquisition and transaction expenses	49	—	49	71	—	71
Total expenses	222	93	129	668	168	500

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	1,639	(12,971)	14,610	9,400	(34,352)	43,752
Interest expense	(1)	—	(1)	(3)	—	(3)
Other income	1,643	—	1,643	2,872	—	2,872
Total other income (expense)	3,281	(12,971)	16,252	12,269	(34,352)	46,621
Loss before income taxes	3,059	(13,064)	16,123	11,601	(34,520)	46,121
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	3,059	(13,064)	16,123	11,601	(34,520)	46,121
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net income (loss) attributable to stockholders/Former Parent	$3,059	$(13,064)	$16,123	$11,601	$(34,520)	$46,121

The following table sets forth a reconciliation of net income (loss) attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net income (loss) attributable to stockholders/Former Parent	$3,059	$(13,064)	$16,123	$11,601	$(34,520)	$46,121
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	49	—	49	71	—	71
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	1	—	1	3	—	3
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	8,933	7,472	1,461	19,442	13,567	5,875
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	(1,639)	12,971	(14,610)	(9,400)	34,352	(43,752)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$10,403	$7,379	$3,024	$21,717	$13,399	$8,318
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net income (loss) of $1,639 and $(12,972), (ii) interest expense of $7,378 and $6,604, (iii) depreciation and amortization expense of $7,641 and $6,240, (iv) acquisition and transaction expenses of $237 and $387, (v) changes in fair value of non-hedge derivative instruments of $(7,963) and $7,118 and (vi) equity-based compensation of $1 and $95, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net income (loss) of $9,400 and $(34,352), (ii) interest expense of $14,612 and $13,047, (iii) depreciation and amortization expense of $12,981 and $12,524, (iv) acquisition and transaction expenses of $257 and $391, (v) changes in fair value of non-hedge derivative instruments of $(17,810) and $21,732, (vi) equity-based compensation of $2 and $193, and (vii) asset impairment of $— and $32, respectively.
Other income (expense)
Total other income (expense) increased $16.3 million during the three months ended June 30, 2023 which reflects:
•an increase in equity in earnings in unconsolidated entities of $14.6 million, primarily due to unrealized gains on power swaps at Long Ridge; and
•an increase in other income of $1.6 million due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Total other income (expense) increased $46.6 million during the six months ended June 30, 2023 which reflects:
•an increase in equity in earnings in unconsolidated entities of $43.8 million, primarily due to unrealized gains on power swaps at Long Ridge; and
•an increase in other income of $2.9 million due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.0 million and $8.3 million during the three and six months ended June 30, 2023, respectively, due to an increase in the pro-rata share of adjusted EBITDA from unconsolidated entities of $1.5 million and $5.9 million, respectively, and the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	28	10	18	29	10	19
Acquisition and transaction expenses	—	29	(29)	1	29	(28)
Total expenses	28	39	(11)	30	39	(9)

Other income (expense)
Equity in losses of unconsolidated entities	(3,277)	(933)	(2,344)	(6,693)	(1,638)	(5,055)
Other income	620	552	68	1,227	1,080	147
Total other expense	(2,657)	(381)	(2,276)	(5,466)	(558)	(4,908)
Loss before income taxes	(2,685)	(420)	(2,265)	(5,496)	(597)	(4,899)
Provision for income taxes	—	61	(61)	—	61	(61)
Net loss	(2,685)	(481)	(2,204)	(5,496)	(658)	(4,838)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to stockholders/Former Parent	$(2,685)	$(481)	$(2,204)	$(5,496)	$(658)	$(4,838)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(2,685)	$(481)	$(2,204)	$(5,496)	$(658)	$(4,838)
Add: Provision for income taxes	—	61	(61)	—	61	(61)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	29	(29)	1	29	(28)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(2,040)	(667)	(1,373)	(4,356)	(1,373)	(2,983)
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	3,277	933	2,344	6,693	1,638	5,055
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(1,448)	$(125)	$(1,323)	$(3,158)	$(303)	$(2,855)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net loss of $(3,280) and $(941), (ii) interest expense of $914 and $165 and (iii) depreciation and amortization expense of $326 and $109, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net loss of $(6,699) and $(1,647), (ii) interest expense of $1,691 and $165 and (iii) depreciation and amortization expense of $652 and $109, respectively.
Other expense
Total other expense increased $2.3 million and $4.9 million during the three and six months ended June 30, 2023, respectively, which reflects an increase in equity in losses in unconsolidated entities primarily due to operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.3 million and $2.9 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Roadside services revenues	$18,235	$10,087	$8,148	$36,085	$10,087	$25,998
Total revenues	18,235	10,087	8,148	36,085	10,087	25,998

Expenses
Operating expenses	18,551	9,807	8,744	36,699	9,807	26,892
General and administrative	3,702	2,498	1,204	6,903	4,928	1,975
Acquisition and transaction expenses	367	8,694	(8,327)	430	12,724	(12,294)
Management fees and incentive allocation to affiliate	3,084	3,065	19	6,066	7,226	(1,160)
Depreciation and amortization	742	340	402	1,662	340	1,322
Total expenses	26,446	24,404	2,042	51,760	35,025	16,735

Other income (expense)
Equity in earnings of unconsolidated entities	13	45	(32)	34	88	(54)
Interest expense	(14,373)	(1)	(14,372)	(28,194)	(1)	(28,193)
Other income (expense)	—	491	(491)	—	(37)	37
Total other (expense) income	(14,360)	535	(14,895)	(28,160)	50	(28,210)
Loss before income taxes	(22,571)	(13,782)	(8,789)	(43,835)	(24,888)	(18,947)
Provision for income taxes	(89)	—	(89)	730	—	730
Net loss	(22,482)	(13,782)	(8,700)	(44,565)	(24,888)	(19,677)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(1)	(25)	24	(229)	(25)	(204)
Less: Dividends and accretion on redeemable preferred stock	15,257	—	15,257	29,827	—	29,827
Net loss attributable to stockholders/Former Parent	$(37,738)	$(13,757)	$(23,981)	$(74,163)	$(24,863)	$(49,300)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(37,738)	$(13,757)	$(23,981)	$(74,163)	$(24,863)	$(49,300)
Add: Provision for income taxes	(89)	—	(89)	730	—	730
Add: Equity-based compensation expense	80	—	80	80	—	80
Add: Acquisition and transaction expenses	367	8,694	(8,327)	430	12,724	(12,294)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	742	340	402	1,662	340	1,322
Add: Interest expense	14,373	1	14,372	28,194	1	28,193
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(7)	20	(27)	(10)	38	(48)
Add: Dividends and accretion on redeemable preferred stock	15,257	—	15,257	29,827	—	29,827
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	(13)	(45)	32	(34)	(88)	54
Less: Non-controlling share of Adjusted EBITDA (2)	—	(115)	115	(260)	(115)	(145)
Adjusted EBITDA (non-GAAP)	$(7,028)	$(4,862)	$(2,166)	$(13,544)	$(11,963)	$(1,581)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2023 and 2022: (i) net loss of $(19) and $(6) and (ii) interest expense of $12 and $26, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: (i) net loss of $(43) and $(8) and (ii) interest expense of $33 and $46, respectively.
(2) Includes the following items for the three months ended June 30, 2023 and 2022: depreciation and amortization expense of $— and $115, respectively. Includes the following items for the six months ended June 30, 2023 and 2022: depreciation and amortization expense of $260 and $115, respectively.
Revenues
Total revenues increased $8.1 million and $26.0 million during the three and six months ended June 30, 2023, respectively, primarily due to the acquisition and consolidation of FYX in May 2022.
Expenses
Total expenses increased $2.0 million during the three months ended June 30, 2023 which primarily reflects:
•an increase in operating expenses of $8.7 million due to the acquisition and consolidation of FYX in May 2022;
•an increase in general and administrative expense of $1.2 million primarily due to higher professional fees; and
•a decrease in acquisition and transaction expenses of $8.3 million primarily due to expenses incurred in 2022 related to the Spin-off.
Total expenses increased $16.7 million during the six months ended June 30, 2023 which primarily reflects:
•an increase in operating expenses of $26.9 million due to the acquisition and consolidation of FYX in May 2022;
•an increase in general and administrative expense of $2.0 million primarily due to higher professional fees; and
•a decrease in acquisition and transaction expenses of $12.3 million primarily due to expenses incurred in 2022 related to the Spin-off.
Other expense
Total other expense increased $14.9 million and $28.2 million during the three and six months ended June 30, 2023, respectively, which primarily reflects an increase in interest expense due to the issuance of the Senior Notes due 2027 in July 2022.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.2 million and $1.6 million during the three and six months ended June 30, 2023, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $91.0 million and $116.7 million during the six months ended June 30, 2023 and 2022, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of June 30, 2023, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $16.9 million and $55.4 million during the six months ended June 30, 2023 and 2022, respectively.
•During the six months ended June 30, 2023, additional borrowings were obtained in connection with the (i) Transtar revolver of $40.0 million, (ii) Credit Agreement of $25.0 million and (ii) EB-5 Loan Agreement of $1.6 million. We did not make any principal repayments of debt during the six months ended June 30, 2023. During the six months ended June 30, 2022, additional borrowings were obtained in connection with the EB-5 Loan Agreement of $26.1 million.
•Proceeds from the sale of assets were $1.1 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively.
We are currently evaluating several potential transactions and related financings, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the six months ended June 30, 2023 and 2022
The following table compares the historical cash flow for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash used in operating activities	$(16,931)	$(55,390)
Net cash used in investing activities	(94,356)	(121,176)
Net cash provided by financing activities	59,128	121,131
Net cash used in operating activities decreased $38.5 million, which primarily reflects (i) certain adjustments to reconcile net loss to cash used in operating activities including equity in losses of unconsolidated entities of $(38.6) million and (ii) changes in working capital of $48.4 million, partially offset by (iii) a decrease in our net loss of $18.5 million.
Net cash used in investing activities decreased $26.8 million, primarily due to (i) a decrease in the acquisition of property, plant and equipment of $48.2 million, partially offset by (ii) an investment of promissory notes and loans of $22.0 million.
Net cash provided by financing activities decreased $62.0 million, primarily due to (i) a decrease in net contributions from Former Parent of $111.4 million, partially offset by (ii) an increase in proceeds from debt of $57.2 million and (iii) an increase in cash dividends paid of $6.2 million.
Debt Obligations
Refer to Note 7 of the consolidated and combined consolidated financial statements for additional information.

Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2023, we had outstanding principal and interest payment obligations of $1.4 billion and $0.5 billion, respectively, of which, $25.0 million and $90.2 million, respectively, are due in the next twelve months. See Note 7 to the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2023, we had outstanding operating and finance lease obligations of $169.9 million, of which $8.3 million is due in the next twelve months.
Redeemable Preferred Stock Obligations—We are required to make a $1.8 million cash dividend payment on our redeemable preferred stock in the next twelve months.
Other Cash Requirements—In addition to our contractual obligations, we intend to pay quarterly cash dividends on our common stock, which are subject to change at the discretion of our board of directors.
On July 5, 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 95.50% of principal, plus accrued interest from and including June 1, 2023. These notes have identical terms as the original notes, other than with respect to the date of issuance and the issue price, and bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.
We used a portion of the net proceeds from the offering to repay in full the amount outstanding under the Transtar Revolver and Credit Agreement and the commitments thereunder were terminated in connection with the closing of the offering. We intend to use the remainder of net proceeds for general corporate purposes.
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
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2022. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico and movements in future oil spreads. At October 1, 2022, approximately 4.3 million barrels of storage was operational with 1.9 million barrels under construction for new contracts that came online in December 2022 which completed our storage development for our main terminal. Our discount rate for our 2022 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.0%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
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
Indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. We are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of benchmark indices could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for financial instruments tied to variable interest rate indices.
Some of our borrowing agreements require payments based on a variable interest rate index, such as Secured Overnight Financing Rate (“SOFR”). Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
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
As of June 30, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.8 million or a decrease of approximately $0.8 million in interest expense over the next 12 months.
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
We earned approximately 54% and 51% of total revenues for the three and six months ended June 30, 2023, respectively, from one customer in the Railroad segment. Additionally, we earned 11% of total revenues for both the three and six months ended June 30, 2023 from one customer in the Jefferson Terminal segment. We earned 54% and 61% of total revenues for the three and six months ended June 30, 2022, respectively, from one customer in the Railroad segment. We earned 11% and 10% of total revenues for the three and six months ended June 30, 2022, respectively, from one customer in the Jefferson Terminal segment. Additionally, for the three months ended June 30, 2022, one customer from the Repauno segment accounted for 21% of total revenues. As of June 30, 2023 accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 42% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is a principal and a member of the board of directors of Fortress, an affiliate of our Manager, and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an impact on us or our relationship with our Manager.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
*	2.1	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Certificate of Designations of Series A Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.5	Certificate of Amendment to the Certificate of Designations of Series A Senior Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	4.1	Indenture, dated as of July 7, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form 10, filed July 12, 2022).
	4.2	First Supplemental Indenture, dated as of July 25, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 25, 2022)
	4.3	Second Supplemental Indenture, dated as of August 1, 2022, among FTAI Infrastructure Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.4	Third Supplemental Indenture, dated as of July 5, 2023, between FTAI Infrastructure Inc. and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.12	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	Exhibit No.	Description
	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	July 27, 2023
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	July 27, 2023
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer