Form 10-Q
period 2023-09-30
FTAI Infrastructure Inc.
filed 2023-10-27
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2023, the number of outstanding shares of the registrant’s common stock was 99,490,386 shares.

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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	2	$24,447	$36,486
Restricted cash	2	53,477	113,156
Accounts receivable, net	2	64,693	60,807
Other current assets	2	37,340	67,355
Total current assets		179,957	277,804
Leasing equipment, net	3	33,965	34,907
Operating lease right-of-use assets, net		68,462	71,015
Property, plant, and equipment, net	4	1,664,361	1,673,808
Investments	5	70,143	73,589
Intangible assets, net	6	54,517	60,195
Goodwill	2	275,367	260,252
Other assets	2	38,363	26,829
Total assets		$2,385,135	$2,478,399

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$135,820	$136,048
Current debt, net	7	—	—
Operating lease liabilities		6,931	7,045
Other current liabilities	2	19,658	16,488
Total current liabilities		162,409	159,581
Debt, net	7	1,318,481	1,230,157
Operating lease liabilities		61,302	63,147
Other liabilities		62,088	236,130
Total liabilities		1,604,280	1,689,015

Commitments and contingencies	17	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022; redemption amount of $448.2 million at September 30, 2023 and December 31, 2022)	15	310,401	264,590

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 99,490,386 and 99,445,074 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)		994	994
Additional paid in capital		862,675	911,599
Accumulated deficit		(150,569)	(60,837)
Accumulated other comprehensive loss		(179,234)	(300,133)
Stockholders' equity		533,866	551,623
Non-controlling interest in equity of consolidated subsidiaries		(63,412)	(26,829)
Total equity		470,454	524,794
Total liabilities, redeemable preferred stock and equity		$2,385,135	$2,478,399
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2023	2022	2023	2022
Revenues
Total revenues	9	$80,706	$78,559	$239,032	$190,575

Expenses
Operating expenses	2	68,416	60,934	196,353	148,231
General and administrative		2,485	3,208	9,388	8,136
Acquisition and transaction expenses		649	2,754	1,554	15,862
Management fees and incentive allocation to affiliate	13	3,238	2,659	9,304	9,885
Depreciation and amortization	3, 6	20,150	18,136	60,577	52,451
Asset impairment		—	—	743	—
Total expenses		94,938	87,691	277,919	234,565

Other income (expense)
Equity in losses of unconsolidated entities	5	(9,914)	(12,080)	(7,173)	(47,982)
(Loss) gain on sale of assets, net		(263)	(134)	260	(134)
Loss on extinguishment of debt	7	(2,020)	—	(2,020)	—
Interest expense		(25,999)	(19,161)	(73,431)	(32,106)
Other income (expense)		2,387	(1,132)	3,978	(2,144)
Total other expense		(35,809)	(32,507)	(78,386)	(82,366)
Loss before income taxes		(50,041)	(41,639)	(117,273)	(126,356)
Provision for income taxes	12	8	1,555	2,560	5,086
Net loss		(50,049)	(43,194)	(119,833)	(131,442)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(9,932)	(8,381)	(30,101)	(24,327)
Less: Dividends and accretion on redeemable preferred stock		15,984	9,263	45,811	9,263
Net loss attributable to stockholders/Former Parent		$(56,101)	$(44,076)	$(135,543)	$(116,378)

Loss per share:	16
Basic		$(0.55)	$(0.43)	$(1.32)	$(1.13)
Diluted		$(0.55)	$(0.43)	$(1.32)	$(1.13)
Weighted average shares outstanding:
Basic		102,820,651	102,730,033	102,800,818	102,730,033
Diluted		102,820,651	102,730,033	102,800,818	102,730,033
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(50,049)	$(43,194)	$(119,833)	$(131,442)
Other comprehensive income (loss):
Other comprehensive income (loss) related to equity method investees	5,504	(41,999)	120,934	(186,661)
Change in pension and other employee benefit accounts	(11)	—	(35)	—
Comprehensive (loss) income	(44,556)	(85,193)	1,066	(318,103)
Comprehensive loss attributable to non-controlling interest	(9,932)	(8,381)	(30,101)	(24,327)
Comprehensive (loss) income attributable to stockholders/Former Parent	$(34,624)	$(76,812)	$31,167	$(293,776)
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2023
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(49,615)		(20,169)	(69,784)
Other comprehensive income				115,406		115,406
Total comprehensive (loss) income	—	—	(49,615)	115,406	(20,169)	45,622
Settlement of equity-based compensation					(90)	(90)
Acquisition of consolidated subsidiary		(953)			(3,495)	(4,448)
Distributions to non-controlling interest					(20)	—
Dividends declared on common stock		(6,170)				(6,170)
Dividends and accretion on redeemable preferred stock		(29,827)				(29,827)
Equity-based compensation		80			1,457	1,537
Equity - June 30, 2023	$994	$874,729	$(110,452)	$(184,727)	$(49,146)	$531,398
Net loss			(40,117)		(9,932)	(50,049)
Other comprehensive income				5,493		5,493
Total comprehensive (loss) income	—	—	(40,117)	5,493	(9,932)	(44,556)
Issuance of common shares		29				29
Distributions to non-controlling interest					(1,626)	(1,626)
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion on redeemable preferred stock		(15,984)				(15,984)
Equity-based compensation		6,985			(2,708)	4,277
Equity - September 30, 2023	$994	$862,675	$(150,569)	$(179,234)	$(63,412)	$470,454

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2022
	Common Stock	Net Former Parent Investment	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$—	$1,617,601	$—	$—	$(155,464)	$(91)	$1,462,046
Net loss		(72,302)				(15,946)	(88,248)
Other comprehensive loss					(144,662)		(144,662)
Total comprehensive loss	—	(72,302)		—	(144,662)	(15,946)	(232,910)
Acquisition of a consolidated subsidiary						3,054	3,054
Contribution from non-controlling interest						562	562
Net transfers from Former Parent		111,396					111,396
Equity-based compensation						1,665	1,665
Equity - June 30, 2022	$—	$1,656,695	$—	$—	$(300,126)	$(10,756)	$1,345,813
Net loss		(20,445)		(14,368)		(8,381)	(43,194)
Other comprehensive loss					(41,999)		(41,999)
Total comprehensive loss	—	(20,445)	—	(14,368)	(41,999)	(8,381)	(85,193)
Contributions from non-controlling interest						170	170
Net transfers to Former Parent		(728,717)					(728,717)
Distribution by Former Parent	994	(907,533)	906,539				—
Settlement of equity-based compensation						(148)	(148)
Issuance of warrants			13,764				13,764
Issuance of manager options			18,127				18,127
Distribution to Manager			(79)				(79)
Dividends and accretion on redeemable preferred stock			(9,263)				(9,263)
Equity-based compensation						1,377	1,377
Equity - September 30, 2022	$994	$—	$929,088	$(14,368)	$(342,125)	$(17,738)	$555,851
See accompanying notes to consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(119,833)	$(131,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	7,173	47,982
(Gain) loss on sale of assets, net	(260)	134
Loss on extinguishment of debt	2,020	—
Equity-based compensation	5,814	3,042
Depreciation and amortization	60,577	52,451
Asset impairment	743	—
Change in deferred income taxes	2,148	4,851
Change in fair value of non-hedge derivative	1,125	(1,058)
Amortization of deferred financing costs	4,910	2,950
Amortization of bond discount	3,472	—
Provision for credit losses	1,661	418
Other	—	899
Change in:
Accounts receivable	(5,547)	(20,476)
Other assets	17,387	(17,632)
Accounts payable and accrued liabilities	4,204	23,199
Management fees payable to affiliate	10,926	2,381
Other liabilities	1,266	(5,390)
Net cash used in operating activities	(2,214)	(37,691)

Cash flows from investing activities:
Investment in unconsolidated entities	(6,070)	(4,481)
Investment in convertible promissory notes	(51,044)	(20,000)
Acquisition of business, net of cash acquired	(4,448)	(3,819)
Acquisition of property, plant and equipment	(78,712)	(172,226)
Proceeds from sale of leasing equipment	116	—
Proceeds from sale of property, plant and equipment	1,148	5,656
Net cash used in investing activities	(139,010)	(194,870)

Cash flows from financing activities:
Proceeds from debt	162,100	482,375
Repayment of debt	(75,131)	—
Payment of deferred financing costs	(6,472)	(12,803)
Proceeds from issuance of redeemable preferred stock	—	291,000
Redeemable preferred stock issuance costs	—	(16,418)
Cash dividends - common stock	(9,254)	—
Capital contribution from non-controlling interests	—	732
Net transfers to Former Parent, net	—	(617,322)
Settlement of equity-based compensation	(90)	(148)
Distributions to non-controlling interests	(1,647)	—
Distribution to Manager	—	(79)
Net cash provided by financing activities	69,506	127,337

Net decrease in cash and cash equivalents and restricted cash	(71,718)	(105,224)
Cash and cash equivalents and restricted cash, beginning of period	149,642	301,855
Cash and cash equivalents and restricted cash, end of period	$77,924	$196,631

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(143)	$(4,582)
Dividends and accretion on redeemable preferred stock	(45,811)	(9,263)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

Conversion of interests in unconsolidated subsidiaries	—	(21,302)
Non-cash change in equity method investment	120,934	(186,662)
Deferred financing costs	(2,012)	—
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Corporate Function—For the periods through the Spin-off Date, the combined consolidated financial statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Former Parent was externally managed by the Manager, which performed the Former Parent’s corporate function, and incurred a variety of expenses including, but not limited to, information technology, accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses was included to reflect our portion of such corporate overhead from the Former Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure. These allocated costs were recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Former Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Actual costs that may have been incurred if FTAI Infrastructure had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Former Parent funded FTAI Infrastructure’s operating and investing activities as needed. Cash transfers to and from the Former Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers to Former Parent, net”. Refer to Note 13 for additional discussion on corporate costs allocated from the Former Parent that are included in these combined consolidated financial statements. Subsequent to the Spin-off Date, the Company operated as a standalone company based on actual expenses incurred.
Unaudited Interim Financial Information—The accompanying interim Consolidated Balance Sheet as of September 30, 2023, the Consolidated and Combined Consolidated Statements of Operations, Comprehensive (Loss) Income and Changes in Equity for the three and nine months ended September 30, 2023 and 2022, and the Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim consolidated and combined consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of our management, the unaudited interim consolidated and combined consolidated financial statements include all adjustments necessary for the fair presentation of our financial position as of September 30, 2023, the results of operations, comprehensive (loss) income and changes in equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $301.1 million and $306.0 million, and total VIE liabilities of DRP were $33.6 million and $34.1 million as of September 30, 2023 and December 31, 2022, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.1 million and $2.6 million during the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $6.9 million during the nine months ended September 30, 2023 and 2022, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $5.3 million and $3.9 million during the three months ended September 30, 2023 and 2022, respectively, and $14.5 million and $9.3 million during the nine months ended September 30, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.

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
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $0.3 million and $3.6 million, deposits of $1.9 million and $22.8 million, note receivable of $21.4 million and $20.0 million, prepaid expenses of $11.0 million and $16.4 million, and other assets of $2.7 million and $4.5 million as of September 30, 2023 and December 31, 2022, respectively.
Other Assets—Other assets primarily consists of a note receivable of $10.8 million as of both September 30, 2023 and December 31, 2022 from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.5 million and $4.1 million, insurance premium liabilities of $3.4 million and $6.2 million, deposits of $7.5 million and $— million, and deferred revenue of $5.2 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively, as of September 30, 2023. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively, as of December 31, 2022.
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
There were no impairments of goodwill for the three and nine months ended September 30, 2023 and 2022.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 144 months and 148 months as of September 30, 2023 and December 31, 2022, respectively.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $33.1 million and $30.9 million as of September 30, 2023 and December 31, 2022, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $1.8 million and $1.3 million during the three months ended September 30, 2023 and 2022, respectively, and $4.9 million and $3.0 million during the nine months ended September 30, 2023 and 2022, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 55% and 52%, respectively, of total revenues for the three and nine months ended September 30, 2023 from one customer in the Railroad segment. Additionally, we earned 12% and 11%, respectively, of total revenues for the three and nine months ended September 30, 2023 from one customer in the Jefferson Terminal segment. We earned 44% and 54%, respectively, of total revenues for the three and nine months ended September 30, 2022 from one customer in the Railroad segment. We earned 10% of total revenues for both the three and nine months ended September 30, 2022 from one customer in the Jefferson Terminal segment.
As of September 30, 2023 accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 53% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Comprehensive (Loss) Income—Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated and Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to cash flow hedges of our equity method investees and pension and other employee benefit accounts.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees, net in our Consolidated and Combined Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in earnings (losses) of unconsolidated entities in the Consolidated and Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in (losses) earnings of unconsolidated entities in our Consolidated and Combined Consolidated Statements of Cash Flows.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2023	December 31, 2022
Leasing equipment	$44,039	$44,179
Less: Accumulated depreciation	(10,074)	(9,272)
Leasing equipment, net	$33,965	$34,907
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense for leasing equipment	$276	$276	$828	$828
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2023	December 31, 2022
Land, site improvements and rights	$184,685	$183,640
Buildings and improvements	19,425	19,356
Bridges and Tunnels	173,868	173,868
Terminal machinery and equipment	1,225,754	1,141,505
Track and track related assets	101,170	100,068
Railroad equipment	9,016	8,463
Railcars and locomotives	84,481	100,200
Computer hardware and software	15,483	11,733
Furniture and fixtures	1,828	1,745
Construction in progress	96,361	127,941
Other	12,370	11,336
	1,924,441	1,879,855
Less: Accumulated depreciation	(260,080)	(206,047)
Property, plant and equipment, net	$1,664,361	$1,673,808
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$17,976	$15,963	$54,070	$45,966

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2023	December 31, 2022
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50%	—	—
GM-FTAI Holdco LLC	Equity method	See below	60,622	68,025
Clean Planet Energy USA LLC	Equity method	50%	9,521	5,564
			$70,143	$73,589
________________________________________________________
(1) The carrying value of $(7.8) million and $(187.2) million as of September 30, 2023 and December 31, 2022 is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2023 and 2022.
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Intermodal Finance I, Ltd.	$10	$33	$44	$121
Long Ridge Energy & Power LLC	(7,057)	(9,222)	2,343	(43,574)
GM-FTAI Holdco LLC	(2,303)	(2,399)	(7,403)	(3,520)
Clean Planet Energy USA LLC	(564)	(492)	(2,157)	(1,009)
Total	$(9,914)	$(12,080)	$(7,173)	$(47,982)
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
As of September 30, 2023, Intermodal owns a portfolio of approximately 211 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. The Company made an additional $51.0 million of investment in Long Ridge as part of the shareholder loan agreement during the nine months ended September 30, 2023. As of September 30, 2023, the balance of the note receivable was $83.5 million recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	September 30, 2023	December 31, 2022
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$2,489	$2,192
Restricted cash	40,598	20,732
Accounts receivable	7,730	31,727
Other current assets	1,314	5,732
Total current assets	52,131	60,383
Property plant & equipment	834,745	827,886
Intangible assets	4,275	4,560
Goodwill	86,460	86,460
Other assets	7,849	8,540
Total assets	$985,460	$987,829

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$48,370	$87,498
Debt, net	4,450	38,526
Derivative liabilities	59,444	125,134
Other current liabilities	5,355	913
Total current liabilities	117,619	252,071
Debt, net	697,625	599,499
Derivative liabilities	346,336	557,708
Other liabilities	6,197	6,932
Total liabilities	1,167,777	1,416,210

Equity
Shareholders' equity	(32,209)	(273,597)
Accumulated deficit	(150,108)	(154,784)
Total equity	(182,317)	(428,381)
Total liabilities and equity	$985,460	$987,829

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	2023	2022	2023	2022
Total revenue	$29,208	$27,277	$132,067	$42,320

Expenses
Operating expenses	15,232	19,057	44,011	51,413
Depreciation and amortization	12,206	13,226	38,589	38,223
Interest expense	15,832	13,413	44,997	39,455
Total expenses	43,270	45,696	127,597	129,091
Total other income (expense)	(24)	11	207	(202)
Net (loss) income	$(14,086)	$(18,408)	$4,677	$(86,973)

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
From the initial consolidation date in May 2022 through and as of September 30, 2023, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated Balance Sheets.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	September 30, 2023
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(32,256)	(8,740)	(40,996)
Intangible assets, net	$3,257	$51,260	$54,517

	December 31, 2022
	Jefferson Terminal	Railroad	Total
Intangible assets
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(29,591)	(5,727)	(35,318)
Intangible assets, net	$5,922	$54,273	$60,195

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of customer relationships	$1,898	$1,897	$5,679	$5,657
As of September 30, 2023, estimated net annual amortization of intangibles is as follows:

Remainder of 2023	$1,888
2024	6,370
2025	4,000
2026	4,000
2027	4,000
Thereafter	34,259
Total	$54,517
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term SOFR)	11/5/24	$25,000	$25,000
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	63,800	62,200
Transtar Revolver (2)	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR + 3.00%	12/27/25	—	10,000
Total loans payable			88,800	97,200
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (3)	10.500%	6/1/27	573,800	474,828
Total bonds payable			1,262,780	1,163,808
Total Debt			1,351,580	1,261,008
Less: Debt issuance costs			(33,099)	(30,851)
Total debt, net			$1,318,481	$1,230,157

Total debt due within one year			$—	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Required a quarterly commitment fee at a rate of 0.500% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(3) Includes an unamortized discount of $26,200 and $25,172 at September 30, 2023 and December 31, 2022, respectively.
Credit Agreement
On May 18, 2023, we entered into a credit agreement, providing for a $25.0 million secured loan facility (the “Credit Agreement”). In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay the Credit Agreement in full. We recognized a loss on extinguishment of debt of $1.1 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Transtar Revolver
On December 27, 2022, our subsidiary entered into a revolving credit facility (the “Transtar Revolver”) that provided for revolving loans in the aggregate amount of $25.0 million. In January 2023, our subsidiary entered into an amendment to the Transtar Revolver for an additional $25.0 million, for a total facility of $50.0 million. In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay in full and terminate the Transtar Revolver. We recognized a loss on extinguishment of debt of $0.9 million.
Senior Notes Due 2027
On July 5, 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027, at an issue price equal to 95.50% of principal, plus accrued interest from and including June 1, 2023. These notes have identical terms as the original Senior Notes due 2027, other than with respect to the date of issuance and the issue price, and bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.
We were in compliance with all debt covenants as of September 30, 2023.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2023	September 30, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$24,447	$24,447	$—	$—	Market
Restricted cash	53,477	53,477	—	—	Market
Note receivable	10,800	—	10,800	—	Market
Total assets	$88,724	$77,924	$10,800	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2022	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$36,486	$36,486	$—	$—	Market
Restricted cash	113,156	113,156	—	—	Market
Derivative assets	1,125	—	1,125	—	Income
Total	$150,767	$149,642	$1,125	$—
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
The fair value of our bonds and notes payable reported as debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2023	December 31, 2022
Series 2020 A Bonds (1)	$127,317	$139,101
Series 2020 B Bonds (1)	74,316	74,543
Series 2021 A Bonds (1)	142,646	152,848
Series 2021 B Bonds (1)	159,398	163,238
Senior Notes due 2027	598,506	498,035
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

	Three Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$394	$343	$—	$—	$—	$—	$737
Rail revenues	41,470	—	—	—	—	—	41,470
Terminal services revenues	—	16,267	4,087	—	—	—	20,354
Roadside services revenues	—	—	—	—	—	18,145	18,145
Other revenue	—	—	—	—	—	—	—
Total revenues	$41,864	$16,610	$4,087	$—	$—	$18,145	$80,706

	Nine Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,231	$968	$—	$—	$—	$—	$2,199
Rail revenues	124,184	—	—	—	—	—	124,184
Terminal services revenues	—	51,838	8,532	—	—	—	60,370
Roadside services revenues	—	—	—	—	—	54,230	54,230
Other revenue	—	—	(1,951)	—	—	—	(1,951)
Total revenues	$125,415	$52,806	$6,581	$—	$—	$54,230	$239,032

	Three Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$449	$309	$—	$—	$—	$—	$758
Rail revenues	38,737	—	—	—	—	—	38,737
Terminal services revenues	—	16,868	96	—	—	—	16,964
Roadside services revenues	—	—	—	—	—	20,317	20,317
Other revenue	—	—	1,783	—	—	—	1,783
Total revenues	$39,186	$17,177	$1,879	$—	$—	$20,317	$78,559

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,490	$975	$—	$—	$—	$—	$2,465
Rail revenues	112,397	—	86	—	—	—	112,483
Terminal services revenues	—	43,776	199	—	—	—	43,975
Roadside services revenues	—	—	—	—	—	30,404	30,404
Other revenue	—	—	1,248	—	—	—	1,248
Total revenues	$113,887	$44,751	$1,533	$—	$—	$30,404	$190,575
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of September 30, 2023:

Operating Leases
Remainder of 2023	$3,296
2024	12,873
2025	12,595
2026	12,557
2027	12,136
Thereafter	—
Total	$53,457
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
As of September 30, 2023, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and report within operating expenses and general and administrative expenses in the Consolidated and Combined Consolidated Statements of Operations.
Director Compensation
During the nine months ended September 30, 2023, we issued 25,479 shares of common stock to certain directors as compensation.
Options
During the nine months ended September 30, 2023, the Manager transferred 2,173,914 of its options to certain employees of the Manager.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2023	2022
Restricted Shares	$202	$430	$949	$1,506	$—	0.0
Common Units	362	947	1,072	1,536	1,951	0.7
Total	$564	$1,377	$2,021	$3,042	$1,951
Restricted Stock Units to Subsidiary Employees
During the nine months ended September 30, 2023, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.9 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
compensation expense is recognized ratably over the vesting periods. This grant fully canceled and replaced the vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021.
The following table presents the expense related to our restricted stock units to subsidiary employees:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2023	2022
Restricted Stock Units	$3,713	$—	$3,713	$—	$9,890	2.4
Total	$3,713	$—	$3,713	$—	$9,890
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

	Three Months Ended September 30,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$348	$446	$438	$538
Interest costs	117	374	74	225
Amortization of prior service costs	—	34	—	—
Amortization of actuarial gains	(46)	—	—	—
Total	$419	$854	$512	$763

	Nine Months Ended September 30,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$1,044	$1,338	$1,314	$1,613
Interest costs	351	1,122	221	675
Amortization of prior service costs	—	102	—	—
Amortization of actuarial gains	(138)	—	—	—
Total	$1,257	$2,562	$1,535	$2,288
The total employer contributions for the nine months ended September 30, 2023 and 2022 was $1.5 million and $1.4 million, respectively, and there are no expected remaining scheduled employer contributions for the year ending December 31, 2023.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current:
Federal	$—	$(62)	$—	$—
State and local	(30)	93	412	235
Foreign	—	—	—	—
Total current provision	(30)	31	412	235
Deferred:
Federal	89	1,225	1,229	3,832
State and local	(51)	299	919	1,019
Foreign	—	—	—	—
Total deferred provision	38	1,524	2,148	4,851
Provision for income taxes	$8	$1,555	$2,560	$5,086
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
As of and for the nine months ended September 30, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2023.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated and combined consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fee	$3,238	$2,659	$9,304	$9,885
Income Incentive Fee	—	—	—	—
Capital Gains Incentive Fee	—	—	—	—
Total	$3,238	$2,659	$9,304	$9,885
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative	$1,143	$581	$4,077	$2,809
Acquisition and transaction expenses	374	49	731	899
Total	$1,517	$630	$4,808	$3,708
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Accrued management fees	$7,343	$3,092
Other payables	$3,583	$—
As of September 30, 2023 and December 31, 2022, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2023 and December 31, 2022, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2023 and December 31, 2022 was $(71.1) million and $(41.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-controlling interest share of net loss	$(10,818)	$(8,002)	$(30,051)	$(23,273)
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
The Company subleases a portion of office space from an entity controlled by certain principals of Fortress since February 2023. For the three and nine months ended September 30, 2023, the Company incurred approximately $0.1 million and $0.3 million of rent and office related expenses, respectively.

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
14. SEGMENT INFORMATION
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest costs on pension and other post-employment benefit (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense and other non-cash impacts. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2023

	Three Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$41,864	$16,610	$4,087	$—	$—	$18,145	$80,706

Expenses
Operating expenses	24,332	17,548	6,179	1,393	—	18,964	68,416
General and administrative	—	—	—	—	—	2,485	2,485
Acquisition and transaction expenses	186	80	—	—	—	383	649
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,238	3,238
Depreciation and amortization	4,362	12,643	2,390	—	—	755	20,150
Total expenses	28,880	30,271	8,569	1,393	—	25,825	94,938

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,057)	(2,867)	10	(9,914)
(Loss) gain on sale of assets, net	(264)	1	—	—	—	—	(263)
Loss on extinguishment of debt	(937)	—	—	—	—	(1,083)	(2,020)
Interest expense	(82)	(8,280)	(642)	—	—	(16,995)	(25,999)
Other (expense) income	(520)	109	—	2,149	649	—	2,387
Total other expense	(1,803)	(8,170)	(642)	(4,908)	(2,218)	(18,068)	(35,809)
Income (loss) before income taxes	11,181	(21,831)	(5,124)	(6,301)	(2,218)	(25,748)	(50,041)
Provision for (benefit from) income taxes	524	(126)	103	—	—	(493)	8
Net income (loss)	10,657	(21,705)	(5,227)	(6,301)	(2,218)	(25,255)	(50,049)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	37	(9,688)	(281)	—	—	—	(9,932)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	15,984	15,984
Net income (loss) attributable to stockholders	$10,620	$(12,017)	$(4,946)	$(6,301)	$(2,218)	$(41,239)	$(56,101)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$17,434	$7,763	$(959)	$7,970	$(1,005)	$(6,548)	$24,655
Add: Non-controlling share of Adjusted EBITDA							5,410
Add: Equity in losses of unconsolidated entities							(9,914)
Less: Interest costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion on redeemable preferred stock							(15,984)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(5,554)
Less: Interest expense							(25,999)
Less: Depreciation and amortization expense							(20,150)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(2,020)
Less: Acquisition and transaction expenses							(649)
Less: Equity-based compensation expense							(4,277)
Less: Provision for income taxes							(8)
Less: Other non-recurring items							(1,131)
Net loss attributable to stockholders							$(56,101)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$125,415	$52,806	$6,581	$—	$—	$54,230	$239,032

Expenses
Operating expenses	71,824	49,963	16,884	1,990	29	55,663	196,353
General and administrative	—	—	—	—	—	9,388	9,388
Acquisition and transaction expenses	553	116	—	71	1	813	1,554
Management fees and incentive allocation to affiliate	—	—	—	—	—	9,304	9,304
Depreciation and amortization	14,588	36,656	6,916	—	—	2,417	60,577
Asset impairment	743	—	—	—	—	—	743
Total expenses	87,708	86,735	23,800	2,061	30	77,585	277,919

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	2,343	(9,560)	44	(7,173)
(Loss) gain on sale of assets, net	(473)	733	—	—	—	—	260
Loss on extinguishment of debt	(937)	—	—	—	—	(1,083)	(2,020)
Interest expense	(2,252)	(24,142)	(1,845)	(3)	—	(45,189)	(73,431)
Other (expense) income	(1,616)	(1,303)	—	5,021	1,876	—	3,978
Total other (expense) income	(5,278)	(24,712)	(1,845)	7,361	(7,684)	(46,228)	(78,386)
Income (loss) before income taxes	32,429	(58,641)	(19,064)	5,300	(7,714)	(69,583)	(117,273)
Provision for income taxes	1,842	224	257	—	—	237	2,560
Net income (loss)	30,587	(58,865)	(19,321)	5,300	(7,714)	(69,820)	(119,833)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	83	(28,921)	(1,034)	—	—	(229)	(30,101)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	45,811	45,811
Net income (loss) attributable to stockholders	$30,504	$(29,944)	$(18,287)	$5,300	$(7,714)	$(115,402)	$(135,543)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Nine Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$54,889	$21,363	$(7,456)	$29,687	$(4,163)	$(20,092)	$74,228
Add: Non-controlling share of Adjusted EBITDA							15,577
Add: Equity in losses of unconsolidated entities							(7,173)
Less: Interest costs on pension and OPEB liabilities							(1,440)
Less: Dividends and accretion on redeemable preferred stock							(45,811)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(20,630)
Less: Interest expense							(73,431)
Less: Depreciation and amortization expense							(60,577)
Less: Incentive allocations							—
Less: Asset impairment charges							(743)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(2,020)
Less: Acquisition and transaction expenses							(1,554)
Less: Equity-based compensation expense							(5,814)
Less: Provision for income taxes							(2,560)
Less: Other non-recurring items							(2,470)
Net loss attributable to stockholders							$(135,543)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$39,186	$17,177	$1,879	$—	$—	$20,317	$78,559

Expenses
Operating expenses	22,003	14,194	4,266	298	—	20,173	60,934
General and administrative	—	—	—	—	—	3,208	3,208
Acquisition and transaction expenses	224	—	—	358	—	2,172	2,754
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,659	2,659
Depreciation and amortization	5,337	9,748	2,310	—	—	741	18,136
Total expenses	27,564	23,942	6,576	656	—	28,953	87,691

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,222)	(2,891)	33	(12,080)
Loss on sale of assets, net	(134)	—	—	—	—	—	(134)
Interest expense	(64)	(5,983)	(432)	—	—	(12,682)	(19,161)
Other (expense) income	(311)	(1,401)	—	(25)	473	132	(1,132)
Total other expense	(509)	(7,384)	(432)	(9,247)	(2,418)	(12,517)	(32,507)
Income (loss) before income taxes	11,113	(14,149)	(5,129)	(9,903)	(2,418)	(21,153)	(41,639)
(Benefit from) provision for income taxes	(942)	2,114	—	—	(61)	444	1,555
Net income (loss)	12,055	(16,263)	(5,129)	(9,903)	(2,357)	(21,597)	(43,194)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	6	(8,002)	(212)	—	—	(173)	(8,381)
Less: Dividends and accretion on redeemable preferred stock	—	—	—		—	9,263	9,263
Net income (loss) attributable to stockholders and Former Parent	$12,049	$(8,261)	$(4,917)	$(9,903)	$(2,357)	$(30,687)	$(44,076)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Three Months Ended September 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$18,419	$6,023	$(2,471)	$11,253	$(1,340)	$(5,780)	$26,104
Add: Non-controlling share of Adjusted EBITDA							4,502
Add: Equity in losses of unconsolidated entities							(12,080)
Less: Interest costs on pension and OPEB liabilities							(896)
Less: Dividends and accretion on redeemable preferred stock							(9,263)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(9,770)
Less: Interest expense							(19,161)
Less: Depreciation and amortization expense							(18,136)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							310
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(2,754)
Less: Equity-based compensation expense							(1,377)
Less: Provision for income taxes							(1,555)
Less: Other non-recurring items							—
Net loss attributable to stockholders and Former Parent							$(44,076)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$113,887	$44,751	$1,533	$—	$—	$30,404	$190,575

Expenses
Operating expenses	63,933	41,578	12,264	466	10	29,980	148,231
General and administrative	—	—	—	—	—	8,136	8,136
Acquisition and transaction expenses	579	—	—	358	29	14,896	15,862
Management fees and incentive allocation to affiliate	—	—	—	—	—	9,885	9,885
Depreciation and amortization	15,128	29,187	7,055	—	—	1,081	52,451
Total expenses	79,640	70,765	19,319	824	39	63,978	234,565

Other (expense) income
Equity in losses (earnings) of unconsolidated entities	—	—	—	(43,574)	(4,529)	121	(47,982)
Loss on sale of assets, net	(134)	—	—	—	—	—	(134)
Interest expense	(143)	(18,220)	(1,060)	—	—	(12,683)	(32,106)
Other (expense) income	(976)	(2,791)	—	(25)	1,553	95	(2,144)
Total other expense	(1,253)	(21,011)	(1,060)	(43,599)	(2,976)	(12,467)	(82,366)
Income (loss) before income taxes	32,994	(47,025)	(18,846)	(44,423)	(3,015)	(46,041)	(126,356)
Provision for income taxes	2,391	2,251	—	—	—	444	5,086
Net income (loss)	30,603	(49,276)	(18,846)	(44,423)	(3,015)	(46,485)	(131,442)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	6	(23,273)	(862)	—	—	(198)	(24,327)
Less: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	9,263	9,263
Net income (loss) attributable to stockholders and Former Parent	$30,597	$(26,003)	$(17,984)	$(44,423)	$(3,015)	$(55,550)	$(116,378)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Nine Months Ended September 30, 2022
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$50,793	$13,987	$(10,826)	$24,652	$(1,643)	$(17,743)	$59,220
Add: Non-controlling share of Adjusted EBITDA							12,034
Add: Equity in losses of unconsolidated entities							(47,982)
Less: Interest costs on pension and OPEB liabilities							(896)
Less: Dividends and accretion on redeemable preferred stock							(9,263)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(22,002)
Less: Interest expense							(32,106)
Less: Depreciation and amortization expense							(52,451)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,058
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(15,862)
Less: Equity-based compensation expense							(3,042)
Less: Provision for income taxes							(5,086)
Less: Other non-recurring items							—
Net loss attributable to stockholders and Former Parent							$(116,378)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$59,165	$84,018	$4,893	$495	$22,616	$8,770	$179,957
Non-current assets	667,543	1,136,242	296,200	14,751	80,943	9,499	2,205,178
Total assets	726,708	1,220,260	301,093	15,246	103,559	18,269	2,385,135

Debt, net	—	736,417	25,000	—	—	557,064	1,318,481

Current liabilities	49,698	53,616	5,247	9,248	—	44,600	162,409
Non-current liabilities	53,421	794,366	28,361	7,823	—	557,900	1,441,871
Total liabilities	103,119	847,982	33,608	17,071	—	602,500	1,604,280

Redeemable preferred stock	—	—	—	—	—	310,401	310,401

Non-controlling interests in equity of consolidated subsidiaries	2,152	(65,904)	340	—	—	—	(63,412)
Total equity	623,589	372,278	267,485	(1,825)	103,559	(894,632)	470,454
Total liabilities, redeemable preferred stock and equity	$726,708	$1,220,260	$301,093	$15,246	$103,559	$18,269	$2,385,135

	December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$56,631	$166,252	$16,888	$396	$20,747	$16,890	$277,804
Non-current assets	672,275	1,136,095	289,132	8,142	84,390	10,561	2,200,595
Total assets	728,906	1,302,347	306,020	8,538	105,137	27,451	2,478,399

Debt, net	10,000	732,145	25,000	—	—	463,012	1,230,157

Current liabilities	51,902	81,147	5,958	906	—	19,668	159,581
Non-current liabilities	59,698	790,687	28,163	187,165	—	463,721	1,529,434
Total liabilities	111,600	871,834	34,121	188,071	—	483,389	1,689,015

Redeemable preferred stock	—	—	—	—	—	264,590	264,590

Non-controlling interests in equity of consolidated subsidiaries	1,403	(33,048)	1,093	—	—	3,723	(26,829)
Total equity	617,306	430,513	271,899	(179,533)	105,137	(720,528)	524,794
Total liabilities, redeemable preferred stock and equity	$728,906	$1,302,347	$306,020	$8,538	$105,137	$27,451	$2,478,399

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
As of September 30, 2023, the Company has $60.1 million of dividends PIK increasing our Redeemable Preferred Stock balance. Dividends recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations totaled $14.3 million and $40.9 million for the three and nine months ended September 30, 2023, respectively, and $8.2 million for both the three and nine months ended September 30, 2022.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion on redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations, totaled $1.7 million and $4.9 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million for both the three and nine months ended September 30, 2022.
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
If the Redeemable Preferred Stock were redeemed as of September 30, 2023, it would be redeemable for $448.2 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amendment to Certificate of Designations of Our Series A Preferred Stock
On July 5, 2023, a Certificate of Amendment (the “Amendment”) to the Certificate of Designations for its Series A Preferred Stock (the “Certificate of Designations”) became effective, amending certain provisions of the Certificate of Designations to increase the aggregate principal amount of outstanding indebtedness that the Company and its subsidiaries may incur in order to facilitate the issuance of the additional $100.0 million of Senior Notes due 2027 (the “Additional Notes”). The holders of our Series A Preferred Stock received a customary fee for their consent and purchased $33.4 million aggregate principal amount of the Additional Notes.
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
The calculation of basic and diluted LPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(50,049)	$(43,194)	$(119,833)	$(131,442)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(9,932)	(8,381)	(30,101)	(24,327)
Less: Dividends and accretion on redeemable preferred stock	15,984	9,263	45,811	9,263
Net loss attributable to stockholders/Former Parent	$(56,101)	$(44,076)	$(135,543)	$(116,378)
Weighted Average Common Stock Outstanding - Basic (1)	102,820,651	102,730,033	102,800,818	102,730,033
Weighted Average Common Stock Outstanding - Diluted (1)	102,820,651	102,730,033	102,800,818	102,730,033

Loss per share:
Basic	$(0.55)	$(0.43)	$(1.32)	$(1.13)
Diluted (2)	$(0.55)	$(0.43)	$(1.32)	$(1.13)
________________________________________________________
(1) Three and nine months ended September 30, 2023 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the three and nine months ended September 30, 2023 includes the dilutive effect of subsidiary earnings per share.
For the three and nine months ended September 30, 2023, 3,023,965 and 2,343,212 shares, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
On the Spin-off Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the three and nine months ended September 30, 2022, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	6,685,132	$5.01
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of September 30, 2023 (1)	6,685,132	$4.95
Warrants exercisable as of September 30, 2023 (1)	6,685,132	$4.95
________________________________________________________
(1) Weighted average exercise price as of September 30, 2023 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of September 30, 2023 is 6.8 years. The aggregate intrinsic value of the warrants as of September 30, 2023 is $10.7 million.
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
18. SUBSEQUENT EVENTS
Dividends
On October 26, 2023, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended September 30, 2023, payable on November 16, 2023 to the holders of record on November 9, 2023.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of September 30, 2023, we had total consolidated assets of $2.4 billion and redeemable preferred equity and equity of $0.8 billion.
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

Comparison of the three and nine months ended September 30, 2023 and 2022
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$737	$758	$(21)	$2,199	$2,465	$(266)
Rail revenues	41,470	38,737	2,733	124,184	112,483	11,701
Terminal services revenues	20,354	16,964	3,390	60,370	43,975	16,395
Roadside services revenues	18,145	20,317	(2,172)	54,230	30,404	23,826
Other revenue	—	1,783	(1,783)	(1,951)	1,248	(3,199)
Total revenues	80,706	78,559	2,147	239,032	190,575	48,457

Expenses
Operating expenses	68,416	60,934	7,482	196,353	148,231	48,122
General and administrative	2,485	3,208	(723)	9,388	8,136	1,252
Acquisition and transaction expenses	649	2,754	(2,105)	1,554	15,862	(14,308)
Management fees and incentive allocation to affiliate	3,238	2,659	579	9,304	9,885	(581)
Depreciation and amortization	20,150	18,136	2,014	60,577	52,451	8,126
Asset impairment	—	—	—	743	—	743
Total expenses	94,938	87,691	7,247	277,919	234,565	43,354

Other (expense) income
Equity in losses of unconsolidated entities	(9,914)	(12,080)	2,166	(7,173)	(47,982)	40,809
(Loss) gain on sale of assets, net	(263)	(134)	(129)	260	(134)	394
Loss on extinguishment of debt	(2,020)	—	(2,020)	(2,020)	—	(2,020)
Interest expense	(25,999)	(19,161)	(6,838)	(73,431)	(32,106)	(41,325)
Other income (expense)	2,387	(1,132)	3,519	3,978	(2,144)	6,122
Total other expense	(35,809)	(32,507)	(3,302)	(78,386)	(82,366)	3,980
Loss from before income taxes	(50,041)	(41,639)	(8,402)	(117,273)	(126,356)	9,083
Provision for income taxes	8	1,555	(1,547)	2,560	5,086	(2,526)
Net loss	(50,049)	(43,194)	(6,855)	(119,833)	(131,442)	11,609
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,932)	(8,381)	(1,551)	(30,101)	(24,327)	(5,774)
Less: Dividends and accretion on redeemable preferred stock	15,984	9,263	6,721	45,811	9,263	36,548
Net loss attributable to stockholders/Former Parent	$(56,101)	$(44,076)	$(12,025)	$(135,543)	$(116,378)	$(19,165)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(56,101)	$(44,076)	$(12,025)	$(135,543)	$(116,378)	$(19,165)
Add: Provision for income taxes	8	1,555	(1,547)	2,560	5,086	(2,526)
Add: Equity-based compensation expense	4,277	1,377	2,900	5,814	3,042	2,772
Add: Acquisition and transaction expenses	649	2,754	(2,105)	1,554	15,862	(14,308)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,020	—	2,020	2,020	—	2,020
Add: Changes in fair value of non-hedge derivative instruments	—	(310)	310	1,125	(1,058)	2,183
Add: Asset impairment charges	—	—	—	743	—	743
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation & amortization expense	20,150	18,136	2,014	60,577	52,451	8,126
Add: Interest expense	25,999	19,161	6,838	73,431	32,106	41,325
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	5,554	9,770	(4,216)	20,630	22,002	(1,372)
Add: Dividends and accretion on redeemable preferred stock	15,984	9,263	6,721	45,811	9,263	36,548
Add: Interest and other costs on pension and OPEB liabilities	480	896	(416)	1,440	896	544
Add: Other non-recurring items (2)	1,131	—	1,131	2,470	—	2,470
Less: Equity in losses of unconsolidated entities	9,914	12,080	(2,166)	7,173	47,982	(40,809)
Less: Non-controlling share of Adjusted EBITDA (3)	(5,410)	(4,502)	(908)	(15,577)	(12,034)	(3,543)
Adjusted EBITDA (non-GAAP)	$24,655	$26,104	$(1,449)	$74,228	$59,220	$15,008
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net loss of $(9,941) and $(12,177), (ii) interest expense of $8,830 and $7,551, (iii) depreciation and amortization expense of $6,965 and $7,883, (iv) acquisition and transaction expenses of $50 and $(16), (v) changes in fair value of non-hedge derivative instruments of $(352) and $6,432, (vi) equity-based compensation of $2 and $95 and (vii) asset impairment of $— and $2, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net loss of $(7,283) and $(48,184), (ii) interest expense of $25,166 and $20,809, (iii) depreciation and amortization expense of $20,598 and $20,516, (iv) acquisition and transaction expenses of $307 and $375, (v) changes in fair value of non-hedge derivative instruments of $(18,162) and $28,164, (vi) equity-based compensation of $4 and $288 and (vii) asset impairment of $— and $34, respectively.
(2) Includes the following items for the three months ended September 30, 2023: certain non-cash expenses related to cancellation of restricted shares of $1,131. Includes the following items for the nine months ended September 30, 2023: certain non-cash expenses related to cancellation of restricted shares and Railroad severance expense of $2,470.
(3) Includes the following items for the three months ended September 30, 2023 and 2022: (i) equity-based compensation of $718 and $102, (ii) (benefit from) provision for income taxes of $(19) and $464, (iii) interest expense of $1,821 and $1,326, (iv) depreciation and amortization expense of $2,870 and $2,507, (v) changes in fair value of non-hedge derivative instruments of $— and $(15), (vi) acquisition and transaction expense of $19 and $117 and (vii) interest and other costs on pension and OPEB liabilities of $1 and $1, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) equity-based compensation of $904 and $352, (ii) provision for income taxes of $69 and $494, (iii) interest expense of $5,558 and $4,029, (iv) depreciation and amortization expense of $8,950 and $7,091, (v) changes in fair value of non-hedge derivative instruments of $61 and $(50), (vi) other non-recurring items of $3 and $—, (vii) acquisition and transaction expense of $27 and $117, (viii) interest and other costs on pension and OPEB liabilities of $3 and $1 and (ix) asset impairment of $2 and $—, respectively.
Revenue
Comparison of the three months ended September 30, 2023 and 2022
Total revenues increased $2.1 million due to higher revenues of $2.7 million in the Railroad segment and $2.2 million in the Repauno segment, offset by lower revenues of $2.2 million in the Corporate and Other segment and $0.6 million in the Jefferson Terminal segment.
Roadside services revenue decreased $2.2 million due to the decline of roadside services for FYX in 2023.
Terminal services revenues increased $3.4 million primarily due to the commencement of a butane throughput contract at Repauno in April 2023.
Rail revenues increased $2.7 million primarily due to an increase in both carloads and rates per car.

Comparison of the nine months ended September 30, 2023 and 2022
Total revenues increased $48.5 million due to higher revenues of $23.8 million in the Corporate and Other segment, $11.5 million in the Railroad segment, $8.1 million in the Jefferson Terminal segment and $5.0 million in the Repauno segment.
Roadside services revenue increased $23.8 million due to the acquisition of a majority stake in and consolidation of FYX in May 2022.
Terminal services revenues increased $16.4 million primarily due to higher throughput volumes at Jefferson Terminal and the commencement of a butane throughput contract at Repauno in April 2023.
Rail revenues increased $11.7 million primarily due to (i) an increase in both carloads and rates per car and (ii) the implementation of a fuel surcharge that went into effect in March 2022.
Expenses
Comparison of the three months ended September 30, 2023 and 2022
Total expenses increased $7.2 million, primarily due to an increase in (i) operating expenses, (ii) depreciation and amortization and partially offset by a decrease in (iii) acquisition and transaction expenses.
Operating expenses increased $7.5 million which primarily reflects:
•an increase of $6.3 million in compensation and benefits primarily due to (i) an increase of $2.5 million in the Railroad segment primarily related to an increase in labor and other costs associated with higher carload activity, (ii) an increase of $2.6 million in the Jefferson segment primarily due to costs associated with stock-based compensation, higher labor and other costs associated with increased terminal throughput activity and (iii) an increase of $1.2 million in the Repauno segment due to costs associated with stock-based compensation and increased labor;
•an increase of $3.6 million related to costs associated with Railroad operations due to increased traffic; partially offset by
•a decrease of $2.5 million in cost of sales in the Corporate and Other segment due to fewer roadside service jobs at FYX.
Depreciation and amortization increased $2.0 million primarily due to additional assets placed in service at Jefferson Terminal.
General and administrative expense decreased $0.7 million primarily due to lower professional fees in the Corporate and Other segment.
Acquisition and transaction expenses decreased $2.1 million primarily due to expenses incurred in 2022 related to the Spin-off.
Comparison of the nine months ended September 30, 2023 and 2022
Total expenses increased $43.4 million, primarily due to an increase in (i) operating expenses, (ii) depreciation and amortization and (iii) general and administrative expense, partially offset by a decrease in (iv) acquisition and transaction expenses.
Operating expenses increased $48.1 million which primarily reflects:
•an increase of $17.0 million in cost of sales in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022;
•an increase of $20.0 million in compensation and benefits primarily due to (i) an increase of $11.2 million in the Railroad segment primarily related to (a) an increase in labor and other costs associated with higher carload activity and (b) severance costs at Transtar, (ii) an increase of $4.7 million in the Corporate and Other segment due to the acquisition and consolidation of FYX in May 2022 and (iii) an increase of $3.7 million in the Jefferson and Repauno segments due to costs associated with stock-based compensation; and
•an increase of $5.2 million in repairs and maintenance expense due to increased activity at Transtar and Jefferson Terminal.
Depreciation and amortization increased $8.1 million primarily due to (i) additional assets placed in service at Jefferson Terminal and (ii) the acquisition and consolidation of FYX in May 2022.
Acquisition and transaction expenses decreased $14.3 million primarily due to expenses incurred in 2022 related to the Spin-off.
Other expense
Total other expense increased $3.3 million during the three months ended September 30, 2023 which primarily reflects:
•an increase in interest expense of $6.8 million primarily due to an increase in the average outstanding debt of approximately $284.0 million which consists of (i) $255.7 million for the Senior Notes due 2027 and (ii) $28.3 million for the EB-5 Loan Agreement; and
•an increase in loss on extinguishment of debt of $2.0 million due to repayment of amounts outstanding under the Transtar Revolver and Credit Agreement in full, partially offset by

•an increase of $2.2 million in equity in earnings of unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge; and
•an increase of $3.5 million in Other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Total other expense decreased $4.0 million during the nine months ended September 30, 2023 which primarily reflects:
•an increase of $40.8 million in equity in earnings of unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge; and
•an increase of $6.1 million in Other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC, partially offset by
•an increase in interest expense of $41.3 million primarily due to an increase in the average outstanding debt of approximately $471.4 million which consists of (i) $402.6 million for the Senior Notes due 2027, (ii) $33.3 million for the Transtar Revolver, (iii) $30.0 million for the EB-5 Loan Agreement and (iv) $5.5 million for the Credit Agreement; and
•an increase in loss on extinguishment of debt of $2.0 million due to repayment of amounts outstanding under the Transtar Revolver and Credit Agreement in full.
Net loss
Net loss increased $6.9 million and decreased $11.6 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.4 million and increased $15.0 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$394	$449	$(55)	$1,231	$1,490	$(259)
Rail revenues	41,470	38,737	2,733	124,184	112,397	11,787
Total revenues	41,864	39,186	2,678	125,415	113,887	11,528

Expenses
Operating expenses	24,332	22,003	2,329	71,824	63,933	7,891
Acquisition and transaction expenses	186	224	(38)	553	579	(26)
Depreciation and amortization	4,362	5,337	(975)	14,588	15,128	(540)
Asset impairment	—	—	—	743	—	743
Total expenses	28,880	27,564	1,316	87,708	79,640	8,068

Other expense
Loss on sale of assets, net	(264)	(134)	(130)	(473)	(134)	(339)
Loss on extinguishment of debt	(937)	—	(937)	(937)	—	(937)
Interest expense	(82)	(64)	(18)	(2,252)	(143)	(2,109)
Other expense	(520)	(311)	(209)	(1,616)	(976)	(640)
Total other expense	(1,803)	(509)	(1,294)	(5,278)	(1,253)	(4,025)
Income before income taxes	11,181	11,113	68	32,429	32,994	(565)
Provision for (benefit from) income taxes	524	(942)	1,466	1,842	2,391	(549)
Net income	10,657	12,055	(1,398)	30,587	30,603	(16)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	37	6	31	83	6	77
Net income attributable to stockholders/Former Parent	$10,620	$12,049	$(1,429)	$30,504	$30,597	$(93)

The following table sets forth a reconciliation of net income attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net income attributable to stockholders/Former Parent	$10,620	$12,049	$(1,429)	$30,504	$30,597	$(93)
Add: Provision for income taxes	524	(942)	1,466	1,842	2,391	(549)
Add: Equity-based compensation expense	262	811	(549)	746	1,079	(333)
Add: Acquisition and transaction expenses	186	224	(38)	553	579	(26)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	937	—	937	937	—	937
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	743	—	743
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,362	5,337	(975)	14,588	15,128	(540)
Add: Interest expense	82	64	18	2,252	143	2,109
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	480	896	(416)	1,440	896	544
Add: Other non-recurring items (1)	—	—	—	1,339	—	1,339
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(19)	(20)	1	(55)	(20)	(35)
Adjusted EBITDA	$17,434	$18,419	$(985)	$54,889	$50,793	$4,096
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2023: Railroad severance expense of $— and $1,339, respectively.
(2) Includes the following items for the three months ended September 30, 2023 and 2022: (i) equity-based compensation of $1 and $1, (ii) provision for income taxes of $3 and $2, (iii) depreciation and amortization expense of $13 and $16, (iv) interest and other costs on pension and OPEB liabilities of $1 and $1 and (v) acquisition and transaction expense of $1 and $—, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) equity-based compensation of $2 and $1, (ii) provision for income taxes of $4 and $2, (iii) depreciation and amortization expense of $35 and $16, (iv) interest expense of $5 and $—, (v) other non-recurring items of $3 and $—, (vi) interest and other costs on pension and OPEB liabilities of $3 and $1, (vii) asset impairment of $2 and $— and (viii) acquisition and transaction expense of $1 and $—, respectively.
Revenues
Total revenues increased $2.7 million during the three months ended September 30, 2023 primarily due to both an increase in carloads and rates per car.
Total revenues increased $11.5 million during the nine months ended September 30, 2023 due to both an increase in (i) carloads and rates per car and (ii) the implementation of a fuel surcharge that went into effect in early 2022.
Expenses
Total expenses increased $1.3 million during the three months ended September 30, 2023 which primarily reflects an increase in operating expense of $2.3 million due to (i) an increase in compensation, benefits and other costs associated with higher carload activity and is partially offset by (ii) a decrease in depreciation and amortization expense of $1.0 million due to a decrease in railcars.
Total expenses increased $8.1 million during the nine months ended September 30, 2023 which primarily reflects an increase in operating expense of $7.9 million due to (i) an increase in compensation, benefits and other costs associated with higher carload activity and (ii) repairs and maintenance.

Other expense
Total other expense increased $1.3 million and $4.0 million during the three and nine months ended September 30, 2023, respectively, which primarily reflects (i) an increase in interest expense related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023 and (ii) an increase in loss on extinguishment of debt due to repayment of amounts outstanding under the Transtar Revolver in full.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.0 million and increased $4.1 million during the three and nine months ended September 30, 2023, respectively, primarily due to the activity noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Lease income	$343	$309	$34	$968	$975	$(7)
Terminal services revenues	16,267	16,868	(601)	51,838	43,776	8,062
Total revenues	16,610	17,177	(567)	52,806	44,751	8,055

Expenses
Operating expenses	17,548	14,194	3,354	49,963	41,578	8,385
Acquisition and transaction expenses	80	—	80	116	—	116
Depreciation and amortization	12,643	9,748	2,895	36,656	29,187	7,469
Total expenses	30,271	23,942	6,329	86,735	70,765	15,970

Other income (expense)
Gain on sale of assets, net	1	—	1	733	—	733
Interest expense	(8,280)	(5,983)	(2,297)	(24,142)	(18,220)	(5,922)
Other income (expense)	109	(1,401)	1,510	(1,303)	(2,791)	1,488
Total other expense	(8,170)	(7,384)	(786)	(24,712)	(21,011)	(3,701)
Loss before income taxes	(21,831)	(14,149)	(7,682)	(58,641)	(47,025)	(11,616)
(Benefit from) provision for income taxes	(126)	2,114	(2,240)	224	2,251	(2,027)
Net loss	(21,705)	(16,263)	(5,442)	(58,865)	(49,276)	(9,589)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,688)	(8,002)	(1,686)	(28,921)	(23,273)	(5,648)
Net loss attributable to stockholders/Former Parent	$(12,017)	$(8,261)	$(3,756)	$(29,944)	$(26,003)	$(3,941)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(12,017)	$(8,261)	$(3,756)	$(29,944)	$(26,003)	(3,941)
Add: (Benefits from) provision for income taxes	(126)	2,114	(2,240)	224	2,251	(2,027)
Add: Equity-based compensation expense	2,932	430	2,502	3,679	1,506	2,173
Add: Acquisition and transaction expenses	80	—	80	116	—	116
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	12,643	9,748	2,895	36,656	29,187	7,469
Add: Interest expense	8,280	5,983	2,297	24,142	18,220	5,922
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (1)	1,131	—	1,131	1,131	—	1,131
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(5,160)	(3,991)	(1,169)	(14,641)	(11,174)	(3,467)
Adjusted EBITDA (non-GAAP)	$7,763	$6,023	$1,740	$21,363	$13,987	$7,376
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2023: certain non-cash expenses related to cancellation of restricted shares of $1,131 and $1,131, respectively.
(2) Includes the following items for the three months ended September 30, 2023 and 2022: (i) equity-based compensation of $658 and $94, (ii) provision for income taxes of $(30) and $462, (iii) interest expense of $1,786 and $1,306, (iv) depreciation and amortization expense of $2,728 and $2,129 and (v) acquisition and transaction expense of $18 and $—, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) equity-based compensation of $831 and $329, (ii) provision for income taxes of $51 and $492, (iii) interest expense of $5,453 and $3,979, (iv) depreciation and amortization expense of $8,280 and $6,374 and (v) acquisition and transaction expense of $26 and $—, respectively.
Revenues
Total revenues decreased $0.6 million during the three months ended September 30, 2023 due to a decrease in average crude oil throughput volumes.
Total revenues increased $8.1 million during the nine months ended September 30, 2023 primarily due to an increase in average refined products throughput volumes.
Expenses
Total expenses increased $6.3 million during the three months ended September 30, 2023 which primarily reflects:
•an increase in operating expenses of $3.4 million primarily due to costs associated with stock-based compensation, higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $2.9 million due to additional assets being placed into service.
Total expenses increased $16.0 million during the nine months ended September 30, 2023, which primarily reflects:
•an increase in operating expenses of $8.4 million primarily due to costs associated with stock-based compensation, higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $7.5 million due to additional assets being placed into service.

Other expense
Other expense increased $0.8 million during the three months ended September 30, 2023, which primarily reflects (i) an increase in interest expense of $2.3 million due to additional borrowings for the EB-5 Loan Agreement, partially offset by (ii) a benefit of $1.5 million from the decrease in prior period losses related to the termination of a pipeline contract.
Other expense increased $3.7 million during the nine months ended September 30, 2023, which primarily reflects (i) an increase in interest expense of $5.9 million due to additional borrowings for the EB-5 Loan Agreement, partially offset by (ii) a benefit of $1.5 million from the decrease in prior period losses related to the termination of a pipeline contract and (iii) a gain from the sale of land of $0.7 million.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.7 million and $7.4 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Rail revenues	$—	$—	$—	$—	$86	$(86)
Terminal services revenues	4,087	96	3,991	8,532	199	8,333
Other revenue	—	1,783	(1,783)	(1,951)	1,248	(3,199)
Total revenues	4,087	1,879	2,208	6,581	1,533	5,048

Expenses
Operating expenses	6,179	4,266	1,913	16,884	12,264	4,620
Depreciation and amortization	2,390	2,310	80	6,916	7,055	(139)
Total expenses	8,569	6,576	1,993	23,800	19,319	4,481

Other expense
Interest expense	(642)	(432)	(210)	(1,845)	(1,060)	(785)
Total other expense	(642)	(432)	(210)	(1,845)	(1,060)	(785)
Loss before income taxes	(5,124)	(5,129)	5	(19,064)	(18,846)	(218)
Provision for income taxes	103	—	103	257	—	257
Net loss	(5,227)	(5,129)	(98)	(19,321)	(18,846)	(475)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(281)	(212)	(69)	(1,034)	(862)	(172)
Net loss attributable to stockholders/Former Parent	$(4,946)	$(4,917)	$(29)	$(18,287)	$(17,984)	$(303)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(4,946)	$(4,917)	$(29)	$(18,287)	$(17,984)	$(303)
Add: Provision for income taxes	103	—	103	257	—	257
Add: Equity-based compensation expense	1,083	136	947	1,309	457	852
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	(310)	310	1,125	(1,058)	2,183
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,390	2,310	80	6,916	7,055	(139)
Add: Interest expense	642	432	210	1,845	1,060	785
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(231)	(122)	(109)	(621)	(356)	(265)
Adjusted EBITDA (non-GAAP)	$(959)	$(2,471)	$1,512	$(7,456)	$(10,826)	$3,370
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) equity-based compensation of $59 and $7, (ii) interest expense of $35 and $20, (iii) depreciation and amortization expense of $129 and $110, (iv) provision for income taxes of $8 and $—, and (v) changes in fair value of non-hedge derivative instruments of $— and $(15), respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) equity-based compensation of $71 and $22, (ii) interest expense of $100 and $50, (iii) depreciation and amortization expense of $375 and $334, (iv) provision for income taxes of $14 and $—, and (v) changes in fair value of non-hedge derivative instruments of $61 and $(50), respectively.
Revenues
Total revenue increased $2.2 million and $5.0 million during the three and nine months ended September 30, 2023, respectively, primarily due to (i) the commencement of a butane throughput contract at Repauno in April 2023, partially offset by (ii) losses on the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $2.0 million and $4.5 million during the three and nine months ended September 30, 2023, respectively, which primarily reflects higher operating expenses due to costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense increased $0.2 million and $0.8 million during the three and nine months ended September 30, 2023, respectively, which reflects an increase in interest expense due to an increase in the borrowing rate on the revolver.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.5 million and $3.4 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	1,393	298	1,095	1,990	466	1,524
Acquisition and transaction expenses	—	358	(358)	71	358	(287)
Total expenses	1,393	656	737	2,061	824	1,237

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(7,057)	(9,222)	2,165	2,343	(43,574)	45,917
Interest expense	—	—	—	(3)	—	(3)
Other income (expense)	2,149	(25)	2,174	5,021	(25)	5,046
Total other (expense) income	(4,908)	(9,247)	4,339	7,361	(43,599)	50,960
(Loss) profit before income taxes	(6,301)	(9,903)	3,602	5,300	(44,423)	49,723
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(6,301)	(9,903)	3,602	5,300	(44,423)	49,723
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net (loss) income attributable to stockholders/Former Parent	$(6,301)	$(9,903)	$3,602	$5,300	$(44,423)	$49,723

The following table sets forth a reconciliation of net income (loss) attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net (loss) income attributable to stockholders/Former Parent	$(6,301)	$(9,903)	$3,602	$5,300	$(44,423)	$49,723
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	358	(358)	71	358	(287)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	3	—	3
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	7,214	11,576	(4,362)	26,656	25,143	1,513
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	7,057	9,222	(2,165)	(2,343)	43,574	(45,917)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$7,970	$11,253	$(3,283)	$29,687	$24,652	$5,035
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net loss of $(7,057) and $(9,222), (ii) interest expense of $7,932 and $6,720, (iii) depreciation and amortization expense of $6,639 and $7,565, (iv) acquisition and transaction expenses of $50 and $(16), (v) changes in fair value of non-hedge derivative instruments of $(352) and $6,432, (vi) equity-based compensation of $2 and $95 and (vii) asset impairment of $— and $2, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net income (loss) of $2,343 and $(43,574), (ii) interest expense of $22,544 and $19,767, (iii) depreciation and amortization expense of $19,620 and $20,089, (iv) acquisition and transaction expenses of $307 and $375, (v) changes in fair value of non-hedge derivative instruments of $(18,162) and $28,164, (vi) equity-based compensation of $4 and $288, and (vii) asset impairment of $— and $34, respectively.
Expenses
Total expenses increased $0.7 million and $1.2 million during the three and nine months ended September 30, 2023, respectively, which primarily relates to an increase in operating administrative costs.
Other income (expense)
Total other income (expense) increased $4.3 million during the three months ended September 30, 2023 which reflects:
•an increase in equity in earnings of unconsolidated entities of $2.2 million, primarily due to unrealized gains on power swaps at Long Ridge and lower costs to generate power; and
•an increase in other income of $2.2 million due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Total other income (expense) increased $51.0 million during the nine months ended September 30, 2023 which reflects:
•an increase in equity in earnings of unconsolidated entities of $45.9 million, primarily due to unrealized gains on power swaps at Long Ridge as power prices decreased; and
•an increase in other income of $5.0 million due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $3.3 million and increased $5.0 million during the three and nine months ended September 30, 2023, respectively, due to a decrease and increase in the pro-rata share of adjusted EBITDA from unconsolidated entities of $4.4 million and $1.5 million, respectively, and the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	—	—	—	29	10	19
Acquisition and transaction expenses	—	—	—	1	29	(28)
Total expenses	—	—	—	30	39	(9)

Other (expense) income
Equity in losses of unconsolidated entities	(2,867)	(2,891)	24	(9,560)	(4,529)	(5,031)
Other income	649	473	176	1,876	1,553	323
Total other expense	(2,218)	(2,418)	200	(7,684)	(2,976)	(4,708)
Loss before income taxes	(2,218)	(2,418)	200	(7,714)	(3,015)	(4,699)
Benefit from income taxes	—	(61)	61	—	—	—
Net loss	(2,218)	(2,357)	139	(7,714)	(3,015)	(4,699)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	—	—
Net loss attributable to stockholders/Former Parent	$(2,218)	$(2,357)	$139	$(7,714)	$(3,015)	$(4,699)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(2,218)	$(2,357)	$139	$(7,714)	$(3,015)	$(4,699)
Add: Provision for income taxes	—	(61)	61	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	1	29	(28)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(1,654)	(1,813)	159	(6,010)	(3,186)	(2,824)
Add: Dividends and accretion on redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	2,867	2,891	(24)	9,560	4,529	5,031
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(1,005)	$(1,340)	$335	$(4,163)	$(1,643)	$(2,520)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net loss of $(2,868) and $(2,937), (ii) interest expense of $888 and $806 and (iii) depreciation and amortization expense of $326 and $318, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net loss of $(9,567) and $(4,584), (ii) interest expense of $2,579 and $971 and (iii) depreciation and amortization expense of $978 and $427, respectively.
Other expense
Total other expense decreased $0.2 million during the three months ended September 30, 2023, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Total other expense increased $4.7 million during the nine months ended September 30, 2023, which reflects changes in equity in losses of unconsolidated entities primarily due to operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.3 million and decreased $2.5 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Revenues
Roadside services revenues	$18,145	$20,317	$(2,172)	$54,230	$30,404	$23,826
Total revenues	18,145	20,317	(2,172)	54,230	30,404	23,826

Expenses
Operating expenses	18,964	20,173	(1,209)	55,663	29,980	25,683
General and administrative	2,485	3,208	(723)	9,388	8,136	1,252
Acquisition and transaction expenses	383	2,172	(1,789)	813	14,896	(14,083)
Management fees and incentive allocation to affiliate	3,238	2,659	579	9,304	9,885	(581)
Depreciation and amortization	755	741	14	2,417	1,081	1,336
Total expenses	25,825	28,953	(3,128)	77,585	63,978	13,607

Other income (expense)
Equity in earnings of unconsolidated entities	10	33	(23)	44	121	(77)
Loss on extinguishment of debt	(1,083)	—	(1,083)	(1,083)	—	(1,083)
Interest expense	(16,995)	(12,682)	(4,313)	(45,189)	(12,683)	(32,506)
Other income	—	132	(132)	—	95	(95)
Total other expense	(18,068)	(12,517)	(5,551)	(46,228)	(12,467)	(33,761)
Loss before income taxes	(25,748)	(21,153)	(4,595)	(69,583)	(46,041)	(23,542)
(Benefit from) provision for income taxes	(493)	444	(937)	237	444	(207)
Net loss	(25,255)	(21,597)	(3,658)	(69,820)	(46,485)	(23,335)
Less: Net income (loss) attributable to non-controlling interest in consolidated subsidiaries	—	(173)	173	(229)	(198)	(31)
Less: Dividends and accretion on redeemable preferred stock	15,984	9,263	6,721	45,811	9,263	36,548
Net loss attributable to stockholders/Former Parent	$(41,239)	$(30,687)	$(10,552)	$(115,402)	$(55,550)	$(59,852)

The following table sets forth a reconciliation of net loss attributable to stockholders or Former Parent to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022		2023	2022
Net loss attributable to stockholders/Former Parent	$(41,239)	$(30,687)	$(10,552)	$(115,402)	$(55,550)	$(59,852)
Add: Provision for income taxes	(493)	444	(937)	237	444	(207)
Add: Equity-based compensation expense	—	—	—	80	—	80
Add: Acquisition and transaction expenses	383	2,172	(1,789)	813	14,896	(14,083)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,083	—	1,083	1,083	—	1,083
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	755	741	14	2,417	1,081	1,336
Add: Interest expense	16,995	12,682	4,313	45,189	12,683	32,506
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(6)	7	(13)	(16)	45	(61)
Add: Dividends and accretion on redeemable preferred stock	15,984	9,263	6,721	45,811	9,263	36,548
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	(10)	(33)	23	(44)	(121)	77
Less: Non-controlling share of Adjusted EBITDA (2)	—	(369)	369	(260)	(484)	224
Adjusted EBITDA (non-GAAP)	(6,548)	(5,780)	(768)	(20,092)	(17,743)	(2,349)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2023 and 2022: (i) net loss of $(16) and $(18) and (ii) interest expense of $10 and $25, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) net loss of $(59) and $(26) and (ii) interest expense of $43 and $71, respectively.
(2) Includes the following items for the three months ended September 30, 2023 and 2022: (i) depreciation and amortization expense of $— and $252 and (ii) acquisition and transaction expense of $— and $117, respectively. Includes the following items for the nine months ended September 30, 2023 and 2022: (i) depreciation and amortization expense of $260 and $367 and (ii) acquisition and transaction expense of $— and $117, respectively.
Revenues
Total revenues decreased $2.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in roadside services at FYX in the period. Total revenues during the nine months ended September 30, 2023 increased $23.8 million, primarily due to new business acquired at FYX, in addition to FYX price increases during the period.
Expenses
Total expenses decreased $3.1 million during the three months ended September 30, 2023 which primarily reflects:
•a decrease in operating expenses of $1.2 million due to a decrease in roadside services at FYX in 2023;
•a decrease in general and administrative expense of $0.7 million primarily due to lower professional fees; and
•a decrease in acquisition and transaction expenses of $1.8 million primarily due to expenses incurred in 2022 related to the Spin-off.
Total expenses increased $13.6 million during the nine months ended September 30, 2023 which primarily reflects:
•an increase in operating expenses of $25.7 million due to the acquisition and consolidation of FYX in May 2022;
•an increase in general and administrative expense of $1.3 million primarily due to higher professional fees; and
•a decrease in acquisition and transaction expenses of $14.1 million primarily due to expenses incurred in 2022 related to the Spin-off.

Other expense
Total other expense increased $5.6 million and $33.8 million during the three and nine months ended September 30, 2023, respectively, which primarily reflects (i) an increase in interest expense due to the additional issuance of the Senior Notes due 2027 in July 2023 and (ii) an increase in loss on extinguishment of debt due to repayment of amounts outstanding under the Credit Agreement in full.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.8 million and $2.3 million during the three and nine months ended September 30, 2023, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $89.2 million and $180.5 million during the nine months ended September 30, 2023 and 2022, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of September 30, 2023, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $2.2 million and $37.7 million during the nine months ended September 30, 2023 and 2022, respectively.
•During the nine months ended September 30, 2023, additional borrowings were obtained in connection with the (i) Transtar Revolver of $40.0 million, (ii) Credit Agreement of $25.0 million, (iii) EB-5 Loan Agreement of $1.6 million, and (iv) 2027 Notes of $100.0 million. In July 2023, we used a portion of the net proceeds from the $100.0 million offering to repay the amounts outstanding under the Transtar Revolver and Credit Agreement in full during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, additional borrowings were obtained in connection with the (i) 2027 Notes of $500.0 million and (ii) EB-5 Loan Agreement of $9.5 million.
•Proceeds from the sale of assets were $1.3 million and $5.7 million during the nine months ended September 30, 2023 and 2022, respectively.
We are currently evaluating several potential transactions and related financings, including, but not limited to, providing for increased debt capacity at certain of our subsidiaries, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction.
Historical Cash Flow
Comparison of the nine months ended September 30, 2023 and 2022
The following table compares the historical cash flow for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flow Data:
Net cash used in operating activities	$(2,214)	$(37,691)
Net cash used in investing activities	(139,010)	(194,870)
Net cash provided by financing activities	69,506	127,337
Net cash used in operating activities decreased $35.5 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) a decrease in our net loss of $11.6 million, (ii) changes in working capital of $46.2 million, (iii) changes in depreciation and amortization of $8.1 million, (iv) changes in equity-based compensation of $2.8 million, (v) a loss on extinguishment of debt of $2.0 million, and (vi) changes in fair value of non-hedge derivatives of $2.2 million, partially offset by (vii) equity in losses of unconsolidated entities of $40.8 million.

Net cash used in investing activities decreased $55.9 million, primarily due to (i) a decrease in the acquisition of property, plant and equipment of $93.5 million, partially offset by (ii) an investment of convertible promissory notes and loans of $31.0 million and (iii) a decrease in the proceeds from sale of property, plant and equipment of $4.5 million.
Net cash provided by financing activities decreased $57.8 million, primarily due to (i) a decrease in proceeds from debt of $320.3 million, (ii) cash dividends paid of $9.3 million, (iii) a decrease in proceeds from issuance of redeemable preferred stock of $291.0 million and (iv) repayment of debt proceeds of $75.1 million, partially offset by (v) a decrease in net contributions from Former Parent of $617.3 million, (vi) a decrease in redeemable preferred stock issuance costs of $16.4 million, and (vii) a decrease in payment of deferred financing costs of $6.3 million.
Debt Obligations
Refer to Note 7 of the consolidated and combined consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2023, we had outstanding principal and interest payment obligations of $1.4 billion and $0.5 billion, respectively, of which, $— million and $87.8 million, respectively, are due in the next twelve months. See Note 7 to the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2023, we had outstanding operating and finance lease obligations of $168.4 million, of which $8.5 million is due in the next twelve months.
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
Critical Accounting Estimates and Policies
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of September 30, 2023, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. As of December 31, 2022, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively.
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
As of September 30, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.3 million or a decrease of approximately $0.3 million in interest expense over the next 12 months.
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
We earned approximately 55% and 52%, respectively, of total revenues for the three and nine months ended September 30, 2023 from one customer in the Railroad segment. Additionally, we earned 12% and 11%, respectively, of total revenues for the three and nine months ended September 30, 2023 from one customer in the Jefferson Terminal segment. We earned 44% and 54%, respectively, of total revenues for the three and nine months ended September 30, 2022 from one customer in the Railroad segment. We earned 10% of total revenues for both the three and nine months ended September 30, 2022 from one customer in the Jefferson Terminal segment. As of September 30, 2023 accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 53% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	October 27, 2023
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	October 27, 2023
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer