Form 10-K
period 2023-12-31
FTAI Infrastructure Inc.
filed 2024-03-27
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $361.3 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.
As of March 20, 2024, the number of outstanding shares of the registrant’s common stock was 101,693,823 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2024 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, the Israel-Hamas conflict, public health crises, and any related responses or actions by businesses and governments;
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
•the availability and cost of capital, including for future acquisitions, to refinance our debt and to fund our operations;
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
•effectiveness of our internal control over financial reporting, including our ability to remediate the material weakness identified in this report;
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
•effects of the pending acquisition of Softbank Group Corp.’s (“Softbank”) equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala Capital, a wholly owned asset management subsidiary of Mubadala Investment Company (“Mubadala”);
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

PART I
Item 1. Business
Our Company
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation, energy and industrial products industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). In connection with the spin-off, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, and acquired all of the material assets and investments that comprised FTAI's infrastructure business (“FTAI Infrastructure”). On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022 and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485 megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2023, our Railroad business accounted for 53% of our total revenue and our Ports and Terminals business accounted for 26% of our total revenue. Corporate and other sources accounted for the remaining 21% of our total revenue.
We target sectors that we believe value strong long-term growth potential and proactively seek investment opportunities within those sectors that we believe will generate strong risk-adjusted returns. We take an opportunistic approach—targeting assets that are distressed or undervalued, or where we believe we can add value through active management, without heavy reliance on the use of financial leverage to generate returns. We also seek to develop incremental opportunities to deploy capital through follow-on investments in our existing assets in order to grow our earnings and create value. While leverage on any individual asset may vary, we target overall corporate leverage for our assets on a consolidated basis of no greater than 50% of our total capital.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2023, we had total consolidated assets of $2.4 billion and redeemable preferred stock and equity of $0.7 billion.
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
Pursuant to the terms of the management agreement with our Manager (the “Management Agreement”), our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. Our Management Agreement has an initial six-year term and is automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. For its services, our Manager is entitled to receive a management fee from us, payable monthly, that is based on the average value of our total equity (including redeemable preferred stock, but excluding non-controlling interests) determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as of the last day of the two most recently completed months multiplied by an annual rate of 1.50%. In addition, we are obligated to reimburse certain expenses incurred by our Manager on our behalf.
On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an adverse impact on us or our relationship with our Manager.
Our Portfolio
The following primarily comprise our Railroad business:
Transtar
Transtar is comprised of six short-line freight railroads and one switching company: the Gary Railway Company, Indiana; The Lake Terminal Railroad Company, Ohio; East Ohio Valley Railroad Company, Ohio; Fairfield Southern Company Inc., Alabama; Delray Connecting Railroad Company, Michigan; Texas & Northern Railroad Company, Texas; and the Union Railroad Company LLC, Pennsylvania. Gary Railway Company, Indiana and Union Railroad Company LLC, Pennsylvania connect to two of U.S. Steel Corporation’s (“USS”) largest production facilities in North America.
FTAI and USS also entered into an exclusive strategic rail partnership under which we will provide rail service to USS for an initial term of 15 years with minimum volume commitments for the first five years. Through operational improvements and potential long-term development projects, we intend to enhance performance of under-utilized Transtar assets.

Acquisition of Transtar
On July 28, 2021, FTAI completed the purchase of 100% of the equity interests of Transtar, which was a wholly owned short-line railroad subsidiary of USS, for a cash purchase price of $640.0 million, subject to certain customary adjustments set forth in the Transtar Purchase Agreement. As of December 31, 2023, Transtar has approximately 440 employees, of which approximately 360 are subject to collective bargaining agreements.
Railway Services Agreement
On July 28, 2021, in connection with the closing of the Transtar Acquisition, Transtar, certain Transtar subsidiaries (together with Transtar, the “Transtar Parties”), and USS entered into a railway services agreement (the “Railway Services Agreement”). Under the Railway Services Agreement, for an initial term of 15 years from and after the closing of the Transtar Acquisition, Transtar will continue to provide USS with rail haulage, switching and transportation services at USS’s facilities in and around Gary, Indiana, Pittsburgh, Pennsylvania, Fairfield, Alabama, Ecorse, Michigan, Lorain, Ohio and Lone Star, Texas, including but not limited to: railcar maintenance and repair services, locomotive maintenance, inspection and repair services, maintenance-of-way services, car management services, and rail and material handling services. The first five years of the Railway Services Agreement term contain the following minimum annual dollar value requirements: (i) from the closing until the first anniversary, $85.8 million, (ii) from the first anniversary until the second anniversary, $92.3 million, (iii) from the second anniversary until the third anniversary, $94.5 million, (iv) from the third anniversary until the fourth anniversary, $103.5 million and (v) from the fourth anniversary until the fifth anniversary, $106.5 million.
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
In addition to its property located at the Port, Jefferson Terminal owns an approximately 600-acre industrial property in Nederland, Texas (“Jefferson Terminal South”). Currently, Jefferson Terminal is constructing a new ship dock at Jefferson Terminal South in order to handle ammonia for an adjacent customer under a 15-year throughput agreement. Jefferson Terminal is currently exploring multiple opportunities for future development at Jefferson Terminal South.
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
Mexican demand for U.S.-sourced refined products continues to increase; however, Mexico lacks the infrastructure required to efficiently import, store and distribute large volumes of gasoline and diesel. This has spurred the rapid build-out of new Mexican rail terminals, as well as storage capacity on both sides of the U.S.-Mexico border. To meet such increased demand, Jefferson Terminal operates a refined products system that receives three grades of products by direct pipeline connection from a large area refiner, as well as an inland tank barge via the barge dock, which stores the cargo in six tanks with a combined capacity of approximately 0.7 million barrels, and operates a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. This system may be further expanded to meet additional market demand.

Recent expansion projects completed include the construction of a second ship dock in 2023, as well as 10 new tanks and related infrastructure, consisting of approximately 1.9 million barrels of refined products storage to support international marine exports.
In addition to the Jefferson Terminal and Jefferson Terminal South, Jefferson Terminal owns several other energy and infrastructure-related assets, including 299 tank railcars for the purpose of leasing to third parties; pipeline rights-of-way; as well as an approximately 50-acre property with inter-coastal waterway access. These assets can be deployed or developed in the future to meet market demands for transportation and hydrocarbon processing, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow. As we secure customer contracts, we expect to invest equity capital to fund working capital needs and future construction, which may be required.
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
Shortly after the end of 2020, DRP completed its new state-of-the-art rail-to-ship transloading system. This allows DRP to load Liquified Petroleum Gas (“LPG”) marine vessels from its new wharf, including 13 fully refrigerated LPG marine vessels loaded in 2023. As the newest marine terminal on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments. In addition, Repauno is expanding its storage and transloading capacity, and pursuing accretive sustainable energy projects such as the export of green hydrogen and the development of a recycling facility on-site (see discussion of Clean Planet USA below).
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
In October 2021, Long Ridge completed its construction of its now fully-functional 485 megawatt combined-cycle power plant at the site and the associated plans to self-supply the natural gas fuel requirements for the plant. Long Ridge operates one of the Appalachian Basin’s leading multimodal energy terminals, with nearly 300 acres of flat land, two barge docks on the Ohio River, a unit-train-capable loop track and direct highway access.
Long Ridge continues to evaluate opportunities to deploy its assets for sustainable and traditional energy projects and other value-driving enterprises.
For example, Long Ridge plans to eventually run its power plant on carbon-free hydrogen. In collaboration with New Fortress Energy and General Electric, Long Ridge has test-blended carbon-free hydrogen as a fuel and intends to continue testing to increase that blend over time by blending hydrogen in the gas stream and transitioning the plant to be capable of burning 100% green hydrogen over the next decade. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. Long Ridge has continued to evaluate opportunities for plant integration of hydrogen blending and to ensure safe and reliable industrial practices. For initial testing of hydrogen blending, Long Ridge has access to nearby industrial byproduct hydrogen. For the production of green hydrogen through electrolysis, Long Ridge has direct access to water from the Ohio River.
Long Ridge also continues to explore possibilities for development of projects using on-site power generation. In particular, Long Ridge has an agreement with a company to develop a biodegradable plastics plant on site which would use on-site power and produce environmentally-friendly plastic products. Long Ridge also continues to explore the possibility for on-site data center development which would utilize Long Ridge’s on-site power capabilities.
Long Ridge West Virginia LLC
During 2022, Long Ridge West Virginia LLC (“Long Ridge WV”), a wholly owned subsidiary, purchased rights to gas properties in West Virginia. In November 2023, we sold a 49.9% interest for $7.5 million in cash. Long Ridge WV will focus on energy and gas development in the West Virginia region. Following the sale, we no longer have a controlling interest in Long Ridge WV, but we still maintain significant influence through our retained interest and, therefore, account for this investment in accordance with the equity method as of and subsequent to the November 2023 sale.

The following primarily comprise our Sustainability and Energy Transition business:
Aleon and Gladieux
In September 2021, FTAI acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns a 100% interest in Gladieux and Aleon. Gladieux specializes in recycling spent catalyst produced in the petroleum refining industry. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location will collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Aleon and Gladieux are governed by separate boards of directors. Due to an internal reorganization of GM-FTAI Holdco LLC in June 2022, we now own a 27.4% indirect equity interest in each of Gladieux and Aleon.
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
Our other opportunistic investments include:
FYX
In July 2020, FTAI invested $1.3 million for a 14% interest in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. FYX has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill comprehensive roadside and fleet repair services. In May 2022, FTAI purchased an additional 51% interest in FYX from an unrelated third party for cash consideration of $4.6 million, which resulted in our ownership of a majority stake in the entity and consolidation of the entity, and subsequently purchased an additional approximate 1% interest in FYX for cash consideration of $0.1 million. In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest. FYX is currently presented as part of the Corporate and Other segment.
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
Customers
Our customers consist of global industrial and energy companies, including corporations that refine crude oil and trade petroleum products, manufacturers and local electricity markets and traders. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2023, our largest customer accounted for 51% of our revenue and 30% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer without minimum volume commitments, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to replace the customers at similar contractual terms following the loss of any such customer. See “Risk Factors—Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
•Lithium-ion battery recycling. In September 2021, FTAI acquired a significant interest in Aleon and Gladieux. Aleon plans to develop a lithium-ion battery recycling business across the United States. Each planned location is anticipated to collect, discharge and disassemble lithium-ion batteries to extract various metals in high-purity form for resale into the lithium-ion battery production market. Gladieux specializes in recycling spent catalyst produced in the petroleum refining industry. Aleon’s initial battery recycling plant is planned to be build-out at the Freeport site owned by Gladieux, leveraging its existing assets and infrastructure. At full ramp, the plant is expected to process approximately 110,000 tons of spent lithium-ion batteries each year.
•Hydrogen-fueled power plant. In October 2020, Long Ridge, located in Hannibal, Ohio, announced its plan to transition its 485 megawatt combined-cycle power plant to run on carbon-free hydrogen, in collaboration with New Fortress Energy, General Electric, Kiewit Power Constructors Co., Black & Veatch and NAES Corporation. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. The plant is anticipated to be transitioned to be capable of burning 100% green hydrogen over the next decade.
•Carbon capture. In December 2021, FTAI invested in CarbonFree, whose operations are intended to capture carbon from industrial emitters and convert it to beneficial products that also sequester the carbon permanently.
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2023, we have approximately 700 employees at our subsidiaries across our business segments, approximately 360 of whom are party to collective bargaining agreements. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources into building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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
We may compete with entities affiliated with or managed by our Manager or Fortress for certain assets that we may seek to acquire. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has funds invested in transportation-related infrastructure with approximately $3.9 billion in investments in aggregate as of December 31, 2023 and $3.8 billion as of December 31, 2022. Fortress funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid vary depending on the size, terms and performance of each fund.
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
Risks Related to Our Business
We have limited operating history as an independent company and may not be able to successfully operate our business strategy, generate sufficient revenue to make or sustain distributions to our stockholders or meet our contractual commitments.
We have limited experience operating as an independent company and cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies as described in this report. The timing, terms, price and form of consideration that we pay in future transactions may vary meaningfully from prior transactions.
As a newly independent public company, there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make or sustain distributions to our stockholders, or any distributions at all, or meet our contractual commitments. Our results of operations, ability to make or sustain distributions to our stockholders or meet our contractual commitments depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, the financial markets and economic conditions.
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
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, more recently proposed bills such as the “Rail Shipper Fairness Act of 2020,” or competitive access proposals under consideration by the STB, if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.
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
We earned approximately 12%, 10% and 15% of our revenue for the years ended December 31, 2023, 2022 and 2021 from one customer within the Jefferson Terminal segment, respectively, and 51%, 51% and 45% of our revenue from one customer within the Railroad segment during the years ended December 31, 2023. 2022 and 2021, respectively. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.
A cyberattack that bypasses our information technology (“IT”) security systems or the IT security systems of our third-party providers, causing an IT security breach or cybersecurity incident, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information. We have, from time to time, experienced cybersecurity threats to our data and systems, including malware and computer virus attacks. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach or cybersecurity incident, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks or incidents.
We have identified a material weakness in our internal control over financial reporting. If we fail to properly remediate this material weakness or if we are otherwise unable to develop and maintain an effective system of internal control over financial reporting, material misstatements in our financial statements could occur and we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, our business, results of operations and financial condition, and the trading price of our common stock.
As further described in Item 9A. Controls and Procedures of this Annual Report, we have identified a material weakness in our internal control over financial reporting relating to the Company’s review of the cash flow projections and other key assumptions used in the goodwill impairment test analysis as of October 1, 2023, relating to the Jefferson Terminal reporting unit was not timely or in sufficient detail.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate and implement steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements and requirements under certain of our agreements, which could adversely affect investor confidence in us, our business, results of operations and financial condition, and the trading price of our common stock. In addition, this material weakness may also have the effect of heightening other risks described in this “Risk Factors” section.

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
Following August 1, 2024, the second anniversary of the issuance date, the Company is required to pay cash dividends equal to the cash dividend rate. The cash dividend rate will be equal to 14.0% per annum subject to increase in accordance with the terms of the Series A Preferred Stock. Specifically, the rate will be increased by 2.0% per annum for any periods during the first two years following closing where the dividend is not paid in cash. Prior to the second anniversary of the issuance date of the Series A Preferred Stock, such dividends will automatically accrue and accumulate on each share of Series A Preferred Stock, whether or not declared and paid, or they may be paid in cash at FTAI Infrastructure’s discretion. Further, after the second anniversary of the issuance date, if the Company fails to pay such cash dividends when required to do so, the dividend rate would be equal to 18.0% per annum, subject to increase as described below, until all such dividends are paid in cash. Our failure to pay such dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date would result in an Event of Noncompliance. If we are unable to cure an Event of Noncompliance (to the extent curable), (i) the size of our board of directors will automatically increase to a number sufficient to constitute a majority of the board of directors, (ii) the majority of the holders of the Series A Preferred Stock will have the right to designate and elect a majority of the members of our board of directors, and (iii) other than with respect to the election of directors, the shares of Series A Preferred Stock will vote with our common stock as a single class (with the number of votes per share determined in accordance with the certificate of designations for our Series A Preferred Stock). Such remedies could have a material adverse effect on the Company’s financial condition.
See Note 2 to the consolidated and combined consolidated financial statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding Management’s plan to alleviate liquidity risk by, among other things, continuing to accrue paid-in-kind dividends on its Series A Senior Preferred Stock.
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
On May 22, 2023, Fortress and Mubadala announced that they have entered into definitive agreements pursuant to which, among other things, certain members of Fortress management and affiliates of Mubadala will acquire 100% of the equity of Fortress that is currently indirectly held by SoftBank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an adverse impact on us or our relationship with our Manager.
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
As of December 31, 2023, the entities that are included in our consolidated group for U.S. federal income tax purposes had approximately $736.6 million of net operating loss (“NOL”) carryforwards, and we may continue to incur NOL carryforwards in the future. $168.5 million of our NOLs will begin to expire, if not utilized, in 2032, and $568.1 million of our NOL carryforwards have no expiration date. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control and may not be prevented by the restrictions on the transferability and ownership of our common stock, Series A Preferred Stock and other interests treated as our “stock” in our certificate of incorporation. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future U.S. federal income tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.
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
While we currently pay regular quarterly dividends to our stockholders, we may change our dividend policy at any time, including, to the extent necessary, to alleviate liquidity risk.
Although we currently pay regular quarterly dividends to holders of our common stock, we may change our dividend policy at any time. For example, as discussed in Note 2 to the consolidated and combined consolidated financial statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, the Company’s management intends to alleviate liquidity risk by, among other things, eliminating dividends on our common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, limitations under our contractual agreements, including the agreements governing the New Financing, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Furthermore, our net cash provided by operating activities could be less than the amount of distributions to our stockholders. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity is overseen by the Chief Executive Officer, who receives reports directly from other officers and individuals who perform services for the Company, including, but not limited to, the Manager’s Information Security Steering Committee (“ISSC”), employing a risk-based methodology designed to safeguard the security, confidentiality, integrity, and availability of its information. The ISSC is tasked with developing an effective cyber strategy, establishing policies, and managing cyber risks within the organization. The Manager’s Chief Financial Officer and General Counsel, along with the Chief Operating Officer, Chief Human Resources Officer, Chief Compliance Officer, Chief Technology Officer, Chief Information Security Officer and Chief of Intelligence collaborate with Company management to formulate, implement, and enforce these policies. They help ensure that the ISSC considers best practices in its decision-making, and convenes quarterly or as needed to assess cybersecurity issues and supervise matters related to information security, fraud, vendors, data protection, and privacy risks.
To help identify and assess risks, we and our Manager engage third-party advisors to conduct assessments, which leverage standards such as the National Institute of Standards and Technology security framework (“NIST”). The results of these assessments inform the development of cybersecurity controls and risk mitigation strategies, which are then implemented throughout the Company.
We have taken proactive measures intended to minimize the likelihood of successful cyberattacks, including the establishment of incident response procedures designed to address potential cyber threats that may arise. These response procedures are structured with the aim to identify, analyze, contain, and remediate any cyber incidents that occur. We also have risk management processes to oversee and help identify risks from cybersecurity threats associated with our use of third-party providers.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “A cyberattack that bypasses our information technology (“IT”) security systems or the IT security systems of our third-party providers, causing an IT security breach or cybersecurity incident, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Governance
Material risks are identified and prioritized by management, and material risks are discussed periodically or as needed with the Board of Directors. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, including risks and contingencies associated with each area, including cybersecurity. In addition to the formal compliance program, the Board of Directors encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations.
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, 45th Floor, New York, NY 10105. We sublease a portion of office space from an entity controlled by certain principals of Fortress in New York. Jefferson Terminal leases approximately 250 acres of property for its terminal facilities and leases approximately 16,100 square feet of office space in Texas. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Transtar owns or has operating rights on (through easements, leases, licenses, or other arrangements) roughly 2,000 acres of real property in Michigan, Ohio, Pennsylvania, Texas, and Indiana. Additionally, FYX and our railcar cleaning business lease space in Kentucky, Florida and Maine, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NASDAQ under the symbol “FIP” on August 1, 2022, the date of the spin-off. There was no public trading market for our common stock before August 1, 2022. As of March 20, 2024, there were approximately 19 record holders of our common stock. This figure does not reflect the beneficial ownership of stock held in nominee name.
On February 29, 2024, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2023, payable on April 5, 2024 to the holders of record on March 27, 2024. We may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. For example, as discussed in Note 2 to the consolidated and combined consolidated financial statements, the Company’s management intends to alleviate liquidity risk by, among other things, eliminating dividends on our common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
Nonqualified Stock Option and Incentive Award Plan
On August 1, 2022, in connection with the spin-off, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors. As of December 31, 2023, the Incentive Plan provides for the issuance of up to 30.0 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2023.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	16,542,751	$2.76	25,177,237
Equity compensation plans not approved by security holders	—	—	—
Total	16,542,751		25,177,237
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
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Infrastructure Inc., the S&P SmallCap 600 Index, the Dow Jones US Transportation Services Index and the Alerian MLP Index

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
Index Value
8/1/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
FTAI Infrastructure Inc.
S&P SmallCap 600
Dow Jones US Transportation Services
Alerian MLP

______________________________________________________________________________________
*$100 invested on 8/1/22 in stock or 7/31/22 in index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)
Index	8/1/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
FTAI Infrastructure Inc.	$100.00	$72.73	$90.44	$93.04	$115.53	$101.65	$123.89
S&P SmallCap 600	100.00	86.17	94.09	96.50	99.76	94.85	109.19
Dow Jones US Transportation Services	100.00	77.74	95.59	106.62	125.14	125.39	125.39
Alerian MLP	100.00	96.06	105.77	110.10	116.02	127.51	133.85

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
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation, energy and industrial products industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). In connection with the spin-off, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, and acquired all of the material assets and investments that comprised FTAI's infrastructure business (“FTAI Infrastructure”). On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022 and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products, including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485 megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2023, our Railroad business accounted for 53% of our total revenue and our Ports and Terminals business accounted for 26% of our total revenue. Corporate and other sources accounted for the remaining 21% of our total revenue.
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2023, we had total consolidated assets of $2.4 billion and redeemable preferred stock and equity of $0.7 billion.
Operating Segments
Prior to the third quarter of 2022, we operated as three reportable segments. During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest and other costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.

Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders or Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

The following table presents our consolidated and combined consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Lease income	$3,089	$3,221	$2,424	$(132)	$797
Rail revenues	167,793	147,804	61,514	19,989	86,290
Terminal services revenues	83,350	59,574	45,038	23,776	14,536
Roadside services revenues	68,190	47,899	—	20,291	47,899
Other revenue	(1,950)	3,468	11,243	(5,418)	(7,775)
Total revenues	320,472	261,966	120,219	58,506	141,747

Expenses
Operating expenses	253,672	208,157	98,541	45,515	109,616
General and administrative	12,833	10,891	8,737	1,942	2,154
Acquisition and transaction expenses	4,140	16,844	14,826	(12,704)	2,018
Management fees and incentive allocation to affiliate	12,467	12,964	15,638	(497)	(2,674)
Depreciation and amortization	80,992	70,749	54,016	10,243	16,733
Asset impairment	743	—	—	743	—
Total expenses	364,847	319,605	191,758	45,242	127,847

Other (expense) income
Equity in losses of unconsolidated entities	(24,707)	(67,399)	(13,499)	42,692	(53,900)
Gain (loss) on sale of assets, net	6,855	(1,603)	16	8,458	(1,619)
Loss on extinguishment of debt	(2,036)	—	—	(2,036)	—
Interest expense	(99,603)	(53,239)	(16,019)	(46,364)	(37,220)
Other income (expense)	6,586	(3,169)	(8,930)	9,755	5,761
Total other expense	(112,905)	(125,410)	(38,432)	12,505	(86,978)
Loss before income taxes	(157,280)	(183,049)	(109,971)	25,769	(73,078)
Provision for (benefit from) income taxes	2,470	4,468	(3,630)	(1,998)	8,098
Net loss	(159,750)	(187,517)	(106,341)	27,767	(81,176)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(38,414)	(33,933)	(26,472)	(4,481)	(7,461)
Less: Dividends and accretion of redeemable preferred stock	62,400	23,657	—	38,743	23,657
Net loss attributable to stockholders/Former Parent	$(183,736)	$(177,241)	$(79,869)	$(6,495)	$(97,372)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(183,736)	$(177,241)	$(79,869)	$(6,495)	$(97,372)
Add: Provision for (benefit from) income taxes	2,470	4,468	(3,630)	(1,998)	8,098
Add: Equity-based compensation expense	9,199	4,146	4,038	5,053	108
Add: Acquisition and transaction expenses	4,140	16,844	14,826	(12,704)	2,018
Add: Losses on the modification or extinguishment of debt and capital lease obligations	2,036	—	—	2,036	—
Add: Changes in fair value of non-hedge derivative instruments	1,125	(1,125)	(2,220)	2,250	1,095
Add: Asset impairment charges	743	—	—	743	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense (1)	81,541	70,749	54,016	10,792	16,733
Add: Interest expense	99,603	53,239	16,019	46,364	37,220
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	20,209	13,939	29,095	6,270	(15,156)
Add: Dividends and accretion of redeemable preferred stock	62,400	23,657	—	38,743	23,657
Add: Interest and other costs on pension and OPEB liabilities	2,130	1,232	445	898	787
Add: Other non-recurring items (3)	2,470	—	—	2,470	—
Less: Equity in losses of unconsolidated entities	24,707	67,399	13,499	(42,692)	53,900
Less: Non-controlling share of Adjusted EBITDA (4)	(21,515)	(16,279)	(12,508)	(5,236)	(3,771)
Adjusted EBITDA (Non-GAAP)	$107,522	$61,028	$33,711	$46,494	$27,317
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) depreciation and amortization expense of $80,992, $70,749 and $54,016 and (ii) capitalized contract costs amortization of $549, $— and $—, respectively.
(2) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $(23,752), $(67,658) and $(11,838), (ii) interest expense of $34,686, $28,702 and $5,611, (iii) depreciation and amortization expense of $27,685, $28,399 and $12,443, (iv) acquisition and transaction expense of $445, $616 and $104, (v) changes in fair value of non-hedge derivative instruments of $(18,904), $21,218 and $19,850, (vi) asset impairment of $1,135, $2,280 and $2,146, (vii) equity-based compensation of $5, $382 and $779 and (viii) equity method basis adjustments of $(1,091), $— and $—, respectively.
(3) Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to cancellation of restricted shares and Railroad severance expense of $2,470.
(4) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) equity-based compensation of $1,412, $470 and $751, (ii) provision for income taxes of $578, $670 and $52, (iii) interest expense of $7,391, $5,491 and $3,370, (iv) depreciation and amortization expense of $11,752, $9,699 and $8,411, (v) changes in fair value of non-hedge derivative instruments of $63, $(53) and $(76), (vi) acquisition and transaction expenses of $307, $1 and $—, (vii) interest and other costs on pension and OPEB liabilities of $6, $1, and $—, (viii) asset impairment of $2, $— and $— and (ix) other recurring items of $4, $— and $— respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $58.5 million primarily due to higher revenues in the Railroad, Jefferson Terminal, and Corporate and Other segments.
•Rail revenue increased $20.0 million due to (i) an increase in both carloads and rates per car and (ii) a full year of fuel surcharges in 2023 compared to a partial year of fuel surcharges that went into effect at the beginning of the second quarter in 2022;
•Terminal services revenue increased $23.8 million due to higher throughput volumes at Jefferson Terminal and the commencement of a butane throughput contract at Repauno in April 2023; and
•Roadside services revenue increased $20.3 million due to the acquisition and consolidation of FYX in May 2022, in addition to FYX price increases during the year.
Expenses
Total expenses increased $45.2 million primarily due to an increase in (i) operating expenses, (ii) depreciation and amortization and (iii) general and administrative expense, partially offset by a decrease in (iv) acquisition and transaction expenses.
Operating expenses increased $45.5 million primarily due to:
•an increase of $20.2 million in the Corporate and Other segment primarily due to the acquisition and consolidation of FYX in May 2022;

•an increase of $8.1 million in the Railroad segment primarily due to (i) an increase in labor and other costs associated with higher carload activity and severance costs at Transtar and (ii) an increase in repairs and maintenance expense due to increased activity at Transtar;
•an increase of $5.1 million at Repauno which primarily reflects (i) an increase in compensation and benefits due to costs associated with equity-based compensation and (ii) an increase in labor costs and professional fees related to the continued development of the site;
•an increase of $10.2 million at Jefferson Terminal which primarily reflects (i) an increase in compensation and benefits due to costs associated with equity-based compensation and (ii) an increase in repairs and maintenance expense due to increased activity at Jefferson Terminal; and
•an increase of $1.9 million at Power and Gas primarily due to an increase in professional fees.
Depreciation and amortization increased $10.2 million which primarily reflects (i) additional assets placed into service at Jefferson Terminal and (ii) the acquisition and consolidation of FYX in May 2022.
General and administrative increased $1.9 million primarily due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses decreased $12.7 million primarily due to expenses incurred in 2022 related to the Spin-off.
Other (expense) income
Total other expense decreased $12.5 million which primarily reflects:
•a decrease in equity in losses of unconsolidated entities of $42.7 million which primarily reflects unrealized gains on power swaps at Long Ridge partially offset by operating losses at GM-FTAI Holdco LLC in the Sustainability and Energy Transition segment;
•an increase in gain on the sale of assets of $8.5 million due to a gain on a sales-type lease and a gain from the sale of land at Jefferson Terminal; and
•an increase in other income of $9.8 million primarily due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC; partially offset by
•an increase in interest expense of $46.4 million primarily due to an increase in the average outstanding debt of approximately $397.1 million which consists of (i) $327 million for the Senior Notes due 2027, (ii) $24.2 million for the Transtar Revolver, (iii) $25.5 million for the EB-5 Loan Agreement and (iv) $4.1 million for the Credit Agreement; and
•an increase in loss on extinguishment of debt of $2.0 million due to repayment of amounts outstanding under the Transtar Revolver and Credit Agreement in full.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $38.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $46.5 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $141.7 million primarily due to higher revenues in the Railroad, Jefferson Terminal, and Corporate and Other segments.
•Rail revenue increased $86.3 million due to the acquisition of Transtar in July 2021;
•Terminal services revenue increased $14.5 million due to higher volumes at Jefferson Terminal; and
•Roadside services revenue increased $47.9 million due to the acquisition of a majority stake and consolidation of FYX in May 2022; partially offset by
•Other revenue decreased $7.8 million primarily due to a loss on butane forward purchase contracts and margin compression at Repauno.
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
•an increase of $2.8 million at Repauno which primarily reflects increased activity; and
•an increase of $8.2 million at Jefferson Terminal which primarily reflects additional labor costs due to increased activity as well as higher insurance for the new Jefferson Terminal South property.
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
•an increase in interest expense of $37.2 million which reflects an increase in the average outstanding debt of approximately $198.0 million from the 2027 Notes issued in July 2022 as well as the new EB-5.3 Loan Agreement taken out at Jefferson Terminal; partially offset by
•a decrease in other expense of $5.8 million primarily due to (i) a write-off of an earn-out receivable in 2021 related to the sale of a portion of our Long Ridge investment and (ii) an increase in interest income within the Sustainability and Energy Transition segment in 2022.
Provision for income taxes
The provision for income taxes increased $8.1 million which primarily reflects provisions booked in the Railroad and Jefferson Terminal segments.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $23.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $27.3 million primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Lease income	$1,652	$1,943	$736	(291)	1,207
Rail revenues	167,793	147,718	61,514	20,075	86,204
Total revenues	169,445	149,661	62,250	19,784	87,411

Expenses
Operating expenses	92,972	84,863	35,824	8,109	49,039
Acquisition and transaction expenses	737	763	2,841	(26)	(2,078)
Depreciation and amortization	19,590	20,164	8,951	(574)	11,213
Asset impairment	743	—	—	743	—
Total expenses	114,042	105,790	47,616	8,252	58,174

Other expense
Loss on sale of assets, net	(437)	(1,603)	—	1,166	(1,603)
Loss on extinguishment of debt	(937)	—	—	(937)	—
Interest expense	(2,284)	(212)	(60)	(2,072)	(152)
Other expense	(2,164)	(1,632)	(422)	(532)	(1,210)
Total other expense	(5,822)	(3,447)	(482)	(2,375)	(2,965)
Income before income taxes	49,581	40,424	14,152	9,157	26,272
(Benefit from) provision for income taxes	(561)	1,287	64	(1,848)	1,223
Net income	50,142	39,137	14,088	11,005	25,049
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	143	15	—	128	15
Net income attributable to stockholders/Former Parent	$49,999	$39,122	$14,088	$10,877	$25,034

The following table sets forth a reconciliation of net income attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net income attributable to stockholders/Former Parent	$49,999	$39,122	$14,088	$10,877	25,034
Add: (Benefit from) provision for income taxes	(561)	1,287	64	(1,848)	1,223
Add: Equity-based compensation expense	1,394	1,531	—	(137)	1,531
Add: Acquisition and transaction expenses	737	763	2,841	(26)	(2,078)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	937	—	—	937	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	743	—	—	743	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense	19,590	20,164	8,951	(574)	11,213
Add: Interest expense	2,284	212	60	2,072	152
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	2,130	1,232	445	898	787
Add: Other non-recurring items (1)	1,339	—	—	1,339	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(71)	(25)	—	(46)	(25)
Adjusted EBITDA (Non-GAAP)	$78,521	$64,286	$26,449	$14,235	$37,837
______________________________________________________________________________________
(1) Includes the following items for the year ended December 31, 2023: Railroad severance expense of $1,339.
(2) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) equity-based compensation of $4, $2 and $—, (ii) (benefit from) provision for income taxes of $(1), $2 and $—, (iii) acquisition and transaction expenses of $1, $1 and $—, (iv) interest and other costs on pension and OPEB liabilities of $6, $1 and $—, (v) depreciation and amortization expense of $49, $19 and $—, (vi) interest expense of $6, $— and $—, (vii) asset impairment of $2, $— and $— and (viii) other recurring items of $4, $— and $—, respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $19.8 million which is primarily due to both an increase in (i) carloads and rates per car and (ii) a full year of fuel surcharges in 2023 compared to a partial year of fuel surcharges that went into effect at the beginning of the second quarter in 2022.
Expenses
Total expenses increased $8.3 million which is primarily due to the increase in operating expense of $8.1 million due to (i) an increase in compensation, benefits and other costs associated with higher carload activity and severance costs and (ii) repairs and maintenance from increased transloading activity.
Other expense
Total other expense increased $2.4 million which primarily reflects an increase in interest expense due to a higher outstanding balance on the revolver and an increase in interest rate during 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $14.2 million due to the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $87.4 million which is primarily due to the acquisition of Transtar on July 28, 2021.
Expenses
Total expenses increased $58.2 million which is primarily due to the acquisition of Transtar on July 28, 2021.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $37.8 million due to the changes noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Lease income	$1,437	$1,278	$1,688	$159	$(410)
Terminal services revenues	70,709	59,011	44,664	11,698	14,347
Total revenues	72,146	60,289	46,352	11,857	13,937

Expenses
Operating expenses	66,576	56,417	48,255	10,159	8,162
Acquisition and transaction expenses	1,370	64	—	1,306	64
Depreciation and amortization	48,916	39,318	36,013	9,598	3,305
Total expenses	116,862	95,799	84,268	21,063	11,531

Other income (expense)
Gain on sale of assets, net	7,292	—	—	7,292	—
Interest expense	(32,443)	(24,798)	(14,812)	(7,645)	(9,986)
Other expense	(1,302)	(4,317)	(4,726)	3,015	409
Total other expense	(26,453)	(29,115)	(19,538)	2,662	(9,577)
Loss before income taxes	(71,169)	(64,625)	(57,454)	(6,544)	(7,171)
Provision for income taxes	2,468	3,016	229	(548)	2,787
Net loss	(73,637)	(67,641)	(57,683)	(5,996)	(9,958)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(36,917)	(32,018)	(26,250)	(4,899)	(5,768)
Net loss attributable to stockholders/Former Parent	$(36,720)	$(35,623)	$(31,433)	$(1,097)	$(4,190)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(36,720)	$(35,623)	$(31,433)	$(1,097)	$(4,190)
Add: Provision for income taxes	2,468	3,016	229	(548)	2787
Add: Equity-based compensation expense	5,865	2,020	3,215	3,845	(1,195)
Add: Acquisition and transaction expenses	1,370	64	—	1,306	64
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	49,465	39,318	36,013	10,147	3,305
Add: Interest expense	32,443	24,798	14,812	7,645	9,986
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items (2)	1,131	—	—	1,131	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (3)	(20,328)	(15,103)	(12,205)	(5,225)	(2,898)
Adjusted EBITDA (Non-GAAP)	$35,694	$18,490	$10,631	$17,204	$7,859
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022, and 2021: (i) depreciation and amortization expense of $48,916, $39,318 and $36,013 and (ii) capitalized contract costs amortization of $549, $— and $—, respectively.
(2) Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to cancellation of restricted shares of $1,131.
(3) Includes the following items for the years ended December 31, 2023, 2022, and 2021: (i) equity-based compensation of $1,309, $440 and $723, (ii) provision for income taxes of $551, $660 and $52, (iii) interest expense of $7,242, $5,416 and $3,331, (iv) acquisition and transaction expenses of $306, $— and $—, and (v) depreciation and amortization expense of $10,920, $8,587 and $8,099, respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $11.9 million during the year ended December 31, 2023 primarily due to (i) an increase in terminal services revenues of $11.7 million due to an increase in average refined products throughput volumes and (ii) an increase in lease income of $0.2 million.
Expenses
Total expenses increased $21.1 million which reflects:
•an increase in operating expenses of $10.2 million primarily due to costs associated with equity-based compensation, higher labor and other costs, including repairs and maintenance, associated with increased terminal throughput activity;
•an increase in depreciation and amortization of $9.6 million due to additional assets placed into service; and
•an increase in acquisition and transaction expenses of $1.3 million associated with professional fees for a potential acquisition.
Other income (expense)
Total other expense decreased $2.7 million which primarily reflects (i) a benefit from the decrease in prior period losses related to the termination of a pipeline contract, (ii) a gain on the sales-type lease, and (iii) a gain from the sale of land, partially offset by an increase in interest expense due to additional borrowings for the EB-5 Loan Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $17.2 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Revenues
Total revenues increased $13.9 million during the year ended December 31, 2022 primarily due to an increase in terminal services revenues of $14.3 million due to higher volumes. This increase was partially offset by a decrease in lease income of $0.4 million.
Expenses
Total expenses increased $11.5 million which reflects:
•an increase in operating expenses of $8.2 million which primarily reflects additional labor costs due to increased activity as well as higher insurance for the new Jefferson Terminal South property; and
•an increase in depreciation and amortization of $3.3 million due to additional assets placed into service.
Other expense
Total other expense increased $9.6 million which primarily reflects an increase in interest expense driven by incurred interest on outstanding borrowings and additional borrowings made under the new EB-5.3 Loan Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $7.9 million primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Rail revenues	$—	$86	$—	$(86)	$86
Terminal services revenues	12,641	563	374	12,078	189
Other revenue	(1,950)	3,468	11,243	(5,418)	(7,775)
Total revenues	10,691	4,117	11,617	6,574	(7,500)

Expenses
Operating expenses	22,203	17,072	14,304	5,131	2,768
Depreciation and amortization	9,336	9,322	9,052	14	270
Total expenses	31,539	26,394	23,356	5,145	3,038

Other income (expense)
Gain on sale of assets, net	—	—	16	—	(16)
Interest expense	(2,557)	(1,590)	(1,147)	(967)	(443)
Total other expense	(2,557)	(1,590)	(1,131)	(967)	(459)
Loss before income taxes	(23,405)	(23,867)	(12,870)	462	(10,997)
Provision for income taxes	496	165	—	331	165
Net loss	(23,901)	(24,032)	(12,870)	131	(11,162)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(1,412)	(1,242)	(222)	(170)	(1020)
Net loss attributable to stockholders/Former Parent	$(22,489)	$(22,790)	$(12,648)	$301	$(10,142)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(22,489)	$(22,790)	$(12,648)	$301	$(10,142)
Add: Provision for income taxes	496	165	—	331	165
Add: Equity-based compensation expense	1,770	595	823	1,175	(228)
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	1,125	(1,125)	(2,220)	2,250	1,095
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,336	9,322	9,052	14	270
Add: Interest expense	2,557	1,590	1,147	967	443
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(856)	(500)	(303)	(356)	(197)
Adjusted EBITDA (Non-GAAP)	$(8,061)	$(12,743)	$(4,149)	$4,682	$(8,594)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) equity-based compensation of $99, $28 and $28, (ii) provision for income taxes of $28, $8 and $—, (iii) interest expense of $143, $75 and $39, (iv) depreciation and amortization expense of $523, $442 and $312, and (v) changes in fair value of non-hedge derivative instruments of $63, $(53) and $(76), respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $6.6 million, primarily due to the commencement of a butane throughput contract at Repauno in April 2023, partially offset by losses on the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $5.1 million primarily due to (i) an increase in operating expenses due to costs associated with equity-based compensation and (ii) an increase in labor costs and professional fees related to the continued development of the site.
Other income (expense)
Total other expense increased $1.0 million primarily due to an increase in interest expense due to an increase in the borrowing rate on the revolver.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.7 million due to the changes noted above.

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
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $8.6 million due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	2,726	826	99	1,900	727
Acquisition and transaction expenses	94	458	—	(364)	458
Total expenses	2,820	1,284	99	1,536	1,185

Other (expense) income
Equity in losses of unconsolidated entities	(9,949)	(60,538)	(13,597)	50,589	(46,941)
Interest expense	(3)	—	—	(3)	—
Other income (expense)	7,523	524	(3,782)	6,999	4,306
Total other expense	(2,429)	(60,014)	(17,379)	57,585	(42,635)
Loss before income taxes	(5,249)	(61,298)	(17,478)	56,049	(43,820)
Benefit from income taxes	—	—	(3,930)	—	3,930
Net loss attributable to stockholders/Former Parent	$(5,249)	$(61,298)	$(13,548)	$56,049	$(47,750)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(5,249)	$(61,298)	$(13,548)	$56,049	$(47,750)
Add: Benefit from income taxes	—	—	(3,930)	—	3,930
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	94	458	—	(364)	458
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	3	—	—	3	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	29,987	18,341	29,405	11,646	(11,064)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	9,949	60,538	13,597	(50,589)	46,941
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$34,784	$18,039	$25,524	$16,745	$(7,485)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $(8,858), $(60,538) and $(11,430), (ii) depreciation expense of $26,146, $27,625 and $12,443, (iii) interest expense of $31,109, $26,758 and $5,513, (iv) acquisition and transaction expense of $445, $616 and $104, (v) changes in fair value of non-hedge derivative instruments of $(18,904), $21,218 and $19,850, (vi) asset impairment of $1,135, $2,280 and $2,146, (vii) equity-based compensation of $5, $382, and $779 and (viii) equity method basis adjustments of $(1,091), $— and $—, respectively.

Comparison of the years ended December 31, 2023 and 2022
Expenses
Total expenses increased $1.5 million primarily due to an increase in professional fees.
Other (expense) income
Total other expense decreased $57.6 million primarily due to decreases in equity in losses in unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge as power prices decreased, as well as increases in other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy and Power LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $16.7 million due to an increase in the pro-rata share of adjusted EBITDA from unconsolidated entities of $11.6 million, and the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Expenses
Total expenses increased $1.2 million primarily due to the acquisition and development of natural gas reserves.
Other (expense) income
Total other expenses increased $42.6 million primarily due to increases in equity in losses in unconsolidated entities primarily due to realized and unrealized losses on power swaps at Long Ridge, as well as an unexpected power plant outage at the end of 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $7.5 million due to the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	29	10	—	19	10
Acquisition and transaction expenses	1	280	—	(279)	280
Total expenses	30	290	—	(260)	290

Other (expense) income
Equity in losses of unconsolidated entities	(14,814)	(7,012)	(372)	(7,802)	(6,640)
Other income	2,529	2,123	—	406	2,123
Total other expense	(12,285)	(4,889)	(372)	(7,396)	(4,517)
Net loss attributable to stockholders/Former Parent	$(12,315)	$(5,179)	$(372)	$(7,136)	$(4,807)
The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(12,315)	$(5,179)	$(372)	$(7,136)	$(4,807)
Add: Provision for income taxes	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	1	280	—	(279)	280
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(9,753)	(4,447)	(372)	(5,306)	(4,075)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	14,814	7,012	372	7,802	6,640
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$(7,253)	$(2,334)	$(372)	$(4,919)	$(1,962)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $(14,814), $(7,069) and $(372), (ii) depreciation expense of $1,539, $774 and $—, and (iii) interest expense of $3,522, $1,848 and $—, respectively.

Comparison of the years ended December 31, 2023 and 2022
Other (expense) income
Total other expense increased $7.4 million which reflects an increase of $7.8 million in equity in losses of unconsolidated entities primarily due to operating losses at GM-FTAI Holdco LLC, offset by an increase in other income of $0.4 million due to interest income earned on outstanding notes.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $4.9 million primarily due to a decrease in the pro-rata share of adjusted EBITDA from unconsolidated entities of $5.3 million, and the changes noted above.

Comparison of the years ended December 31, 2022 and 2021
Other (expense) income
Other expense increased $4.5 million which reflects an increase of $6.6 million in equity method losses in unconsolidated entities primarily due to increased losses at GM-FTAI Holdco LLC and Clean Planet Energy USA, offset by an increase in other income of $2.1 million due to interest income earned on outstanding notes.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.0 million due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Revenues
Roadside services revenues	$68,190	$47,899	$—	$20,291	$47,899
Total revenues	68,190	47,899	—	20,291	47,899

Expenses
Operating expenses	69,166	48,969	59	20,197	48,910
General and administrative	12,833	10,891	8,737	1,942	2,154
Acquisition and transaction expenses	1,938	15,279	11,985	(13,341)	3,294
Management fees and incentive allocation to affiliate	12,467	12,964	15,638	(497)	(2,674)
Depreciation and amortization	3,150	1,945	—	1,205	1,945
Total expenses	99,554	90,048	36,419	9,506	53,629

Other income (expense)
Equity in earnings of unconsolidated entities	56	151	470	(95)	(319)
Loss on extinguishment of debt	(1,099)	—	—	(1,099)	—
Interest expense	(62,316)	(26,639)	—	(35,677)	(26,639)
Other income	—	133	—	(133)	133
Total other (expense) income	(63,359)	(26,355)	470	(37,004)	(26,825)
Loss before income taxes	(94,723)	(68,504)	(35,949)	(26,219)	(32,555)
Provision for income taxes	67	—	7	67	(7)
Net loss	(94,790)	(68,504)	(35,956)	(26,286)	(32,548)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries:	(228)	(688)	—	460	(688)
Less: Dividends and accretion of redeemable preferred stock	62,400	23,657	—	38,743	23,657
Net loss attributable to stockholders/Former Parent	$(156,962)	$(91,473)	$(35,956)	$(65,489)	$(55,517)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	'23 vs ‘22	'22 vs '21
Net loss attributable to stockholders/Former Parent	$(156,962)	$(91,473)	$(35,956)	$(65,489)	$(55,517)
Add: Provision for income taxes	67	—	7	67	(7)
Add: Equity-based compensation expense	170	—	—	170	—
Add: Acquisition and transaction expenses	1,938	15,279	11,985	(13,341)	3,294
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,099	—	—	1,099	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	3,150	1,945	—	1,205	1,945
Add: Interest expense	62,316	26,639	—	35,677	26,639
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(25)	45	62	(70)	(17)
Add: Dividends and accretion of redeemable preferred stock	62,400	23,657	—	38,743	23,657
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	(56)	(151)	(470)	95	319
Less: Non-controlling share of Adjusted EBITDA (2)	(260)	(651)	—	391	(651)
Adjusted EBITDA (Non-GAAP)	$(26,163)	$(24,710)	$(24,372)	$(1,453)	$(338)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2023, 2022 and 2021: (i) net loss of $(80), $(51) and $(36) and (ii) interest expense of $55, $96 and $98, respectively.
(2) Includes the following items for the year ended December 31, 2023, 2022 and 2021: (i) depreciation expense of $260, $651 and $—, respectively.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $20.3 million primarily due to the acquisition and consolidation of FYX in May 2022, in addition to FYX price increases during the year.
Expenses
Total expenses increased $9.5 million primarily due to:
•an increase in operating expenses of $20.2 million and an increase in depreciation and amortization expense of $1.2 million due to the acquisition and consolidation of FYX in May 2022; and
•an increase in general and administrative expense of $1.9 million primarily due to higher professional fees; partially offset by
•a decrease in acquisition and transaction expenses of $13.3 million primarily due to expenses incurred in 2022 related to the Spin-off.
Other income (expense)
Total other expense increased $37.0 million due primarily to (i) an increase in interest expense of $35.7 million due to the additional issuance of the Senior Notes due 2027 in July 2023 and (ii) an increase in loss on extinguishment of debt of $1.1 million.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $38.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.5 million primarily due to the changes noted above.

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
Geographic Information
Please refer to Note 15 of our consolidated and combined consolidated financial statements for information by geographic area for each segment, all located in North America, of revenues from our external customers, for the years ended December 31, 2023, 2022 and 2021, as well as the geographic area for each segment of our total property, plant and equipment as of December 31, 2023 and 2022.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt financing.
In July 2023, we issued an additional $100.0 million aggregate principal amount of the Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Additionally, in December 2023, Repauno entered into an amendment to an existing revolver agreement (the “DRP Revolver”) that provides for revolving loans in the aggregate amount of an additional $25.0 million, for a total facility of $50.0 million. Refer to Note 7 to the consolidated and combined consolidated financial statements for more information on our debt obligations.
As discussed in Note 2 to the consolidated and combined consolidated financial statements, in performing the first step of the evaluation under ASC 205-40, management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of Jefferson Terminal’s Taxable Series 2020B Bonds totaling $79.1 million that mature on January 1, 2025, the Company’s operating and capital expenditure commitments and dividend payments on Series A Preferred Stock. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management has approved a plan to alleviate liquidity risk by: (i) refinancing the Taxable Series 2020B Bonds prior to their maturity date, including contributing additional unencumbered assets as collateral; (ii) delaying planned capital expenditures; (iii) electing to defer payment of the management fee and expense reimbursements to the Manager; (iv) continuing to accrue paid-in-kind dividends on its Series A Senior Preferred Stock; and (v) eliminating future dividends on common stock, excluding the common dividend that our board of directors declared on February 29, 2024 that will be paid on April 5, 2024. We believe such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated and combined consolidated financial statements were issued.

In addition to the plans discussed above, we are currently evaluating several potential transactions and related financings, including, but not limited to, asset sales, debt refinancing, equity refinancing, and providing for increased debt capacity at certain of our subsidiaries, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our assessment of our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction. To the extent the Company improves its liquidity and financial position, Management and the Company’s board of directors may consider reinstating certain of the activities included in (ii) through (v) of Management’s plan discussed above.
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
•Cash used for the purpose of making investments was $147.2 million, $267.3 million and $828.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of December 31, 2023 (ii) revenues from our infrastructure businesses net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) EB-5 Loan Agreement of $1.6 million, (ii) Transtar Revolver of $40.0 million, (iii) Credit Agreement of $25.0 million, (iv) 2027 Notes (as defined in Note 7 of the consolidated and combined consolidated financial statements) of $100.0 million, and (v) DRP Revolver of $19.3 million. In July 2023, we used a portion of the net proceeds from the additional $100.0 million aggregate principal amount of the 2027 Notes to repay the amounts outstanding under the Transtar Revolver and Credit Agreement in full.
•During the year ended December 31, 2022, additional borrowings were obtained in connection with the (i) 2027 Notes (as defined in Note 7 of the consolidated and combined consolidated financial statements) of $473.8 million; (ii) Transtar Revolver of $10.0 million and (iii) EB-5.3 Loan Agreement of $26.4 million. We did not make any principal repayments of debt during the year ended December 31, 2022.
•During the year ended December 31, 2021, additional borrowings were obtained in connection with the (i) Series 2021 Bonds (as defined in Note 7 of the consolidated and combined consolidated financial statements) of $425.0 million and (ii) EB-5 Loan Agreement of $26.1 million.
Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$5,513	$(42,690)	$(61,716)
Net cash used in investing activities	(147,123)	(267,266)	(828,716)
Net cash provided by financing activities	79,447	157,743	1,136,866
Comparison of the years ended December 31, 2023 and 2022
Net cash provided by operating activities increased $48.2 million, which primarily reflects (i) a decrease in net loss of $27.8 million, (ii) changes in accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $46.5 million, (iii) an increase in depreciation and amortization of $10.2 million, (iv) an increase in equity-based compensation of $5.1 million, and (v) an increase in bad debt expense of $1.4 million, partially offset by (vi) a change in equity in losses of unconsolidated entities of $42.7 million.
Net cash used in investing activities decreased $120.1 million primarily due to (i) a decrease in acquisitions of property, plant and equipment of $118.1 million and (ii) a decrease in investment in convertible promissory notes of $11.4 million, partially offset by (iii) an increase in cash used for the acquisition of additional ownership interest in FYX of $0.6 million in 2023 as compared to 2022, (iv) an increase in the investment in unconsolidated entities of $1.1 million, (v) a decrease in the proceeds from sale of property, plant and equipment of $6.1 million and (vi) an increase in the acquisition of leasing equipment of $1.7 million.

Net cash provided by financing activities decreased $78.3 million primarily due to (i) a decrease in the proceeds from the issuance of Redeemable Preferred Stock of $274.6 million, (ii) a decrease in proceeds from debt of $337.7 million, (iii) repayment of debt proceeds of $75.1 million, (iv) cash dividends paid of $9.3 million, and (v) a decrease in settlement of equity-based compensation of $1.6 million, partially offset by (vi) a decrease in net transfers to Former Parent of $617.3 million and (vii) a decrease in payment of deferred financing costs of $4.8 million.
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
Debt Covenants
We are in compliance with all of our debt covenants as of December 31, 2023. See Note 7 to the consolidated and combined consolidated financial statements for information related to our debt obligations and respective covenants.
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2023, we have outstanding principal and interest payment obligations of $1.4 billion and $531.3 million, respectively, of which, there is no principal payment due and $97.2 million of interest payments due within the next twelve months. See Note 7 of the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2023, we had operating and finance lease obligations of $169.1 million, of which $8.8 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $22.2 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for twelve months. See Notes 2 and 16 for additional information related to our preferred stock obligations.
Other Cash Requirements—On July 5, 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% senior secured notes due 2027, at an issue price equal to 95.50% of principal, plus accrued interest from and including June 1, 2023. These notes have identical terms as the original notes, other than with respect to the date of issuance and the issue price, and bear interest at a rate of 10.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.
We used a portion of the net proceeds from the offering to repay in full the amount outstanding under the Transtar Revolver and Credit Agreement and the commitments thereunder were terminated in connection with the closing of the offering. We intend to use the remainder of net proceeds for general corporate purposes.
We expect to meet our future short-term liquidity requirements through cash on hand, unused borrowing capacity or future financings and net cash provided by our current operations. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required. See Note 2 for additional information related to other cash requirements.

Application of Critical Accounting Policies
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

Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2023, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. As of December 31, 2022, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively. During 2023, an immaterial adjustment was recorded to the goodwill and property, plant and equipment balances of the Railroad segment.
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
As of October 1, 2023, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar and FYX reporting units and concluded that it was more likely than not that the fair value of the Transtar and FYX reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;

•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2023. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. At October 1, 2023, approximately 6.2 million barrels of storage was operational. Our discount rate for our 2023 goodwill impairment analysis was 10.3% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2023, 2022 and 2021.
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
As of December 31, 2023, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.3 million or a decrease of approximately $1.3 million in interest expense over the next 12 months.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Infrastructure Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated and combined consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 26, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated and combined consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill-Jefferson Terminal Reporting Unit
Description of the Matter
At December 31, 2023, the Company’s goodwill was $122.7 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated and combined consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the fair value estimate of the Jefferson Terminal reporting unit used in the annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the forecasted revenue growth rates, earnings before interest, income taxes, depreciation and amortization (“EBITDA”) margins, capital expenditures and discount rate, which are affected by expectations about the Company’s ability to secure new contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s Jefferson Terminal reporting unit for use in the goodwill impairment assessment, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions, described above, and the completeness and accuracy of the underlying data used by the Company in its impairment test. For example, we compared significant assumptions used by management to current industry, market and economic trends and to the historical results of the reporting unit and other guideline companies within the same industry. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the fair value of the Jefferson Terminal reporting unit that would result from changes in the significant assumptions. We also involved our internal valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 26, 2024

FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2023	2022
Assets
Current assets:
Cash and cash equivalents	2	$29,367	$36,486
Restricted cash	2	58,112	113,156
Accounts receivable, net	2	55,990	60,807
Other current assets	2	42,034	67,355
Total current assets		185,503	277,804
Leasing equipment, net	3	35,587	34,907
Operating lease right-of-use assets, net	10	69,748	71,015
Property, plant, and equipment, net	4	1,630,829	1,673,808
Investments	5	72,701	73,589
Intangible assets, net	6	52,621	60,195
Goodwill	2	275,367	260,252
Other assets	2	57,253	26,829
Total assets		$2,379,609	$2,478,399

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$130,796	$136,048
Operating lease liabilities	10	7,218	7,045
Other current liabilities	2	12,623	16,488
Total current liabilities		150,637	159,581
Debt, net	7	1,340,910	1,230,157
Operating lease liabilities	10	62,441	63,147
Other liabilities		87,530	236,130
Total liabilities		1,641,518	1,689,015

Commitments and contingencies	18	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively; redemption amount of $446.5 million and $448.2 million as of December 31, 2023 and December 31, 2022, respectively)	16	325,232	264,590

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 100,589,572 and 99,445,074 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)		1,006	994
Additional paid in capital		843,971	911,599
Accumulated deficit		(182,173)	(60,837)
Accumulated other comprehensive loss		(178,515)	(300,133)
Stockholders' equity		484,289	551,623
Non-controlling interests in equity of consolidated subsidiaries		(71,430)	(26,829)
Total equity		412,859	524,794
Total liabilities, redeemable preferred stock and equity		$2,379,609	$2,478,399

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2023	2022	2021
Revenues
Total revenues	9	$320,472	$261,966	$120,219

Expenses
Operating expenses	2	253,672	208,157	98,541
General and administrative		12,833	10,891	8,737
Acquisition and transaction expenses		4,140	16,844	14,826
Management fees and incentive allocation to affiliate	14	12,467	12,964	15,638
Depreciation and amortization	3, 4, 6	80,992	70,749	54,016
Asset impairment		743	—	—
Total expenses		364,847	319,605	191,758

Other (expense) income
Equity in losses of unconsolidated entities	5	(24,707)	(67,399)	(13,499)
Gain (loss) on sale of assets, net		6,855	(1,603)	16
Loss on extinguishment of debt		(2,036)	—	—
Interest expense		(99,603)	(53,239)	(16,019)
Other income (expense)		6,586	(3,169)	(8,930)
Total other expense		(112,905)	(125,410)	(38,432)
Loss before income taxes		(157,280)	(183,049)	(109,971)
Provision for (benefit from) income taxes	13	2,470	4,468	(3,630)
Net loss		(159,750)	(187,517)	(106,341)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(38,414)	(33,933)	(26,472)
Less: Dividends and accretion of redeemable preferred stock		62,400	23,657	—
Net loss attributable to stockholders/Former Parent		$(183,736)	$(177,241)	$(79,869)

Loss per share:	17
Basic		$(1.78)	$(1.73)	$(0.80)
Diluted		$(1.79)	$(1.73)	$(0.80)
Weighted average shares outstanding:
Basic		102,960,812	102,747,121	99,387,467
Diluted		102,960,812	102,747,121	99,387,467

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(159,750)	$(187,517)	$(106,341)
Other comprehensive income (loss):
Other comprehensive income (loss) related to equity method investees (1)	123,845	(149,078)	(128,990)
Changes in pension and other employee benefit accounts	(2,227)	4,409	(237)
Total other comprehensive income (loss)	121,618	(144,669)	(129,227)
Comprehensive loss	(38,132)	(332,186)	(235,568)
Comprehensive loss attributable to non-controlling interests	(38,414)	(33,933)	(26,472)
Comprehensive income (loss) attributable to stockholders/Former Parent	$282	$(298,253)	$(209,096)
______________________________________________________________________________________
(1) Net of deferred tax (benefit) expense of $—, $— and $(936) for the years ended December 31, 2023, 2022 and 2021, respectively.

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Stock	Net Former Parent Investment	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2020	$—	$999,291	$—	$—	$(26,237)	$22,343	$995,397
Net loss		(79,869)				(26,472)	(106,341)
Other comprehensive loss					(129,227)		(129,227)
Total comprehensive loss	—	(79,869)	—	—	(129,227)	(26,472)	(235,568)
Net transfers from Former Parent		698,179					698,179
Equity-based compensation						4,038	4,038
Equity - December 31, 2021	$—	$1,617,601	$—	$—	$(155,464)	$(91)	$1,462,046
Net loss		(92,747)		(60,837)		(33,933)	(187,517)
Other comprehensive loss					(144,669)		(144,669)
Total comprehensive loss	—	(92,747)	—	(60,837)	(144,669)	(33,933)	(332,186)
Net transfers to Former Parent		(617,321)					(617,321)
Distribution by Former Parent	994	(907,533)	906,539				—
Acquisition of subsidiary						3,054	3,054
Contributions from non-controlling interests						731	731
Distributions to non-controlling interests						(143)	(143)
Issuance of warrants			13,750				13,750
Issuance of Manager options			18,127				18,127
Dividends and accretion of redeemable preferred stock			(23,657)				(23,657)
Dividends declared on common stock			(3,082)				(3,082)
Distributions to Manager			(78)				(78)
Settlement of equity-based compensation						(593)	(593)
Equity-based compensation						4,146	4,146
Equity - December 31, 2022	$994	$—	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss				(121,336)		(38,414)	(159,750)
Other comprehensive income					121,618		121,618
Total comprehensive (loss) income	—	—	—	(121,336)	121,618	(38,414)	(38,132)
Acquisition of consolidated subsidiary			(953)			(3,495)	(4,448)
Distributions to non-controlling interests						(1,647)	(1,647)
Issuance of common shares	12		16				28
Dividends and accretion of redeemable preferred stock			(62,400)				(62,400)
Dividends declared on common stock			(12,372)				(12,372)
Settlement of equity-based compensation			(1,629)			(534)	(2,163)
Equity-based compensation			9,710			(511)	9,199
Equity - December 31, 2023	$1,006	$—	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(159,750)	$(187,517)	$(106,341)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in losses of unconsolidated entities	24,707	67,399	13,499
(Gain) loss on sale of assets	(6,855)	1,603	(16)
Loss on extinguishment of debt	2,036	—	—
Equity-based compensation	9,199	4,146	4,038
Depreciation and amortization	80,992	70,749	54,016
Asset impairment	743	—	—
Change in deferred income taxes	2,016	3,982	(3,867)
Change in fair value of non-hedge derivatives	1,125	(1,125)	(2,220)
Amortization of deferred financing costs	6,769	4,393	2,599
Bad debt expense	1,977	575	74
Amortization of bond discount	4,853	1,903	—
Change in:
Accounts receivable	2,840	(3,303)	(26,798)
Other assets	25,183	(7,799)	(18,414)
Accounts payable and accrued liabilities	8,553	7,013	15,475
Other liabilities	1,125	(4,709)	6,239
Net cash provided by (used in) operating activities	5,513	(42,690)	(61,716)

Cash flows from investing activities:
Investment in unconsolidated entities	(7,077)	(5,996)	(55,223)
Acquisition of business, net of cash acquired	(4,448)	(3,819)	(627,090)
Acquisition of leasing equipment	(1,724)	—	—
Acquisition of property, plant and equipment	(99,022)	(217,141)	(140,897)
Investment in convertible promissory notes	(36,044)	(47,454)	(10,000)
Proceeds from sale of leasing equipment	105	—	—
Proceeds from sale of property, plant and equipment	1,087	7,144	4,494
Net cash used in investing activities	$(147,123)	$(267,266)	$(828,716)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from debt	$181,350	$519,025	$451,100
Repayment of debt	(75,131)	—	—
Payment of deferred financing costs	(8,834)	(13,605)	(12,413)
Proceeds from issuance of redeemable preferred stock	—	291,000	—
Redeemable preferred stock issuance costs	—	(16,433)	—
Distributions to Manager	—	(78)	—
Capital contributions from non-controlling interests	—	731	—
Distributions to non-controlling interests	(1,647)	(143)	—
Settlement of equity-based compensation	(2,161)	(593)	—
Net transfers to (from) Former Parent	—	(617,321)	698,179
Cash dividends - common stock	(12,372)	(3,082)	—
Cash dividends - redeemable preferred stock	(1,758)	(1,758)	—
Net cash provided by financing activities	79,447	157,743	1,136,866

Net (decrease) increase in cash and cash equivalents and restricted cash	(62,163)	(152,213)	246,434
Cash and cash equivalents and restricted cash, beginning of period	149,642	301,855	55,421
Cash and cash equivalents and restricted cash, end of period	$87,479	$149,642	$301,855

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$88,411	$38,083	$7,302
Cash paid for taxes	459	379	334

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(1,670)	$(5,662)	$(581)
Dividends and accretion of redeemable preferred stock	(60,642)	(21,898)	—
Conversion of interests in unconsolidated subsidiaries	—	(21,302)	—
Non-cash change in equity method investment	123,845	(149,078)	(128,990)

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). The Company owns and operates (i) six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) an equity method investment in a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 15).
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Consolidated and Combined Consolidated Financial Statements
The Company’s financial statements for the periods through the Spin-off Date are combined consolidated financial statements. The Company’s financial statements for the period after the Spin-off Date through December 31, 2023 are consolidated financial statements based on the reported results of FTAI Infrastructure Inc. as a standalone company.
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
Corporate Function—For the periods through the Spin-off Date, the combined consolidated financial statements include all revenues and costs directly attributable to FTAI Infrastructure and an allocation of certain expenses. The Former Parent was externally managed by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), which performed the Former Parent’s corporate function, and incurred a variety of expenses including, but not limited to, information technology,

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
accounting, treasury, tax, legal, corporate finance and communications. For purposes of the Combined Consolidated Statements of Operations, an allocation of these expenses was included to reflect our portion of such corporate overhead from the Former Parent. The charges reflected have either been specifically identified or allocated based on an estimate of time spent on FTAI Infrastructure. These allocated costs were recorded in general and administrative, and acquisition and transaction expenses in the Combined Consolidated Statements of Operations. We believe the assumptions regarding allocations of the Former Parent’s Corporate expenses are reasonable. Nevertheless, the allocations may not be indicative of the actual expense that would have been incurred had FTAI Infrastructure operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Actual costs that may have been incurred if FTAI Infrastructure had been a standalone company would depend on a number of factors, including the organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. The Former Parent funded FTAI Infrastructure’s operating and investing activities as needed. Cash transfers to and from the Former Parent are reflected in the Combined Consolidated Statements of Cash Flows as “Net transfers from Former Parent”. Refer to Note 14 for additional discussion on corporate costs allocated from the Former Parent that are included in these combined consolidated financial statements. Subsequent to the Spin-off Date, the Company operated as a standalone company based on actual expenses incurred.
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
Liquidity—In performing the first step of the evaluation under ASC 205-40, management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of Jefferson Terminal’s Taxable Series 2020B Bonds totaling $79.1 million that mature on January 1, 2025, the Company’s operating and capital expenditure commitments and dividend payments on Series A Preferred Stock. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management has approved a plan to alleviate liquidity risk by: (i) refinancing the Taxable Series 2020B Bonds prior to their maturity date, including contributing additional unencumbered assets as collateral; (ii) delaying planned capital expenditures; (iii) electing to defer payment of the management fee and expense reimbursements to the Manager; (iv) continuing to accrue paid-in-kind dividends on its Series A Senior Preferred Stock; and (v) eliminating future dividends on common stock, excluding the common dividend that our board of directors declared on February 29, 2024 that will be paid on April 5, 2024. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated and combined consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $305.0 million and $306.0 million, and total VIE liabilities of DRP were $52.7 million and $34.1 million as of December 31, 2023 and 2022, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $5.0 million, $9.2 million and $8.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $19.2 million, $13.4 million and $5.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is primarily comprised of commodities inventory of $0.3 million and $3.6 million, deposits of $— million and $22.8 million, note receivable of $21.4 million and $20.0 million, prepaid expenses of $8.9 million and $16.4 million, other receivables of $5.7 million and $— million and other assets of $5.7 million and $4.5 million as of December 31, 2023 and 2022, respectively.
Other Assets—Other assets consists of a note receivable of $11.7 million and $10.8 million as of December 31, 2023 and 2022, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income (expense), on this note receivable using the contractual interest rate. Other assets also consists of capitalized contract costs of $17.6 million and $— million as of December 31, 2023 and 2022.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to the Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.5 million and $4.1 million, insurance premium liabilities of $3.2 million and $6.2 million, and deferred revenue of $5.8 million and $3.3 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recognized revenue of $1.3 million that was included in the deferred revenue balance at the beginning of the year.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2023, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. As of December 31, 2022, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $132.1 million, and $5.4 million, respectively. During 2023, an immaterial adjustment was recorded to the goodwill and property, plant and equipment balances of the Railroad segment.
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
As of October 1, 2023, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar and FYX reporting units and concluded that it was more likely than not that the fair value of the Transtar and FYX reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;
•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% but less than 20% as of October 1, 2023. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. At October 1, 2023, approximately 6.2 million barrels of storage was operational. Our discount rate for our 2023 goodwill impairment analysis was 10.3% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2023, 2022, and 2021.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 144 months and 148 months as of December 31, 2023 and 2022, respectively.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $31.3 million and $30.9 million as of December 31, 2023 and 2022, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $6.8 million, $4.4 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 12%, 10% and 15% of our consolidated revenue from one customer within the Jefferson Terminal segment during the years ended December 31, 2023, 2022 and 2021, respectively, and 51%, 51% and 45% from one customer within the Railroad segment during the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net. As of December 31, 2022, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 55% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Allowance for Doubtful Accounts—We determine the allowance for doubtful accounts based on our assessment of the collectability of our receivables on a customer-by-customer basis. We also consider current and future economic conditions over the expected lives of the receivables, the amount of receivables in dispute, and the current receivables aging. During the year ended December 31, 2023, the Company recorded bad debt expense of $2.2 million, which is included in Operating expenses, relating to one customer in the Corporate and Other segment.
Expense Recognition—Expenses are recognized on an accrual basis as incurred.
Acquisition and Transaction Expenses—Acquisition and transaction expense is comprised of costs related to business combinations, dispositions and terminated deal costs related to asset acquisitions, including advisory, legal, accounting, valuation and other professional or consulting fees.
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive loss represents net loss, as presented in the Consolidated and Combined

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive loss related to cash flow hedges of our equity method investees and pension and other employee benefit accounts.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees in our Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in losses of unconsolidated entities in the Consolidated and Combined Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in losses of unconsolidated entities in our Consolidated and Combined Consolidated Statements of Cash Flows.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the Provision for (benefit from) income taxes in the Consolidated and Combined Consolidated Statements of Operations.
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 12 for additional discussion on the pension and postretirement benefit plans.
Recent Accounting Pronouncements—In August 2023, the FASB issued ASU 2023-05, Business Combination – Joint Venture Formations. This ASU is intended to address the accounting for contributions made to a joint venture and requires joint ventures to measure all assets and liabilities at fair value upon formation. This standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We adopted this guidance in the fourth quarter of 2023, and it did not have a material impact on our consolidated and combined consolidated financial statements.
Unadopted Accounting Pronouncements—In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain Securities and Exchange Commission (“SEC”) disclosure requirements related to various subtopics into the FASB Accounting Standards Codification. This standard is effective for each subtopic amendment on the date that the SEC removes

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
the related disclosure requirement from Regulation S-X or Regulation S-K, with early adoption prohibited. If the SEC has not removed the requirements by June 30, 2027, this pending amendment will be removed from the Codification and will not become effective for any entity. We do not expect the adoption of this guidance to have a material impact on our consolidated and combined consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU will require entities to provide additional disclosures around significant segment expenses that are regularly provided to the chief operating decision maker, as well as an amount and description of its composition of other segment items. This standard is effective retrospectively for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated and combined consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated and combined consolidated financial statements and related disclosures.
3. LEASING EQUIPMENT, NET AND PROPERTY
Leasing equipment, net is summarized as follows:

	December 31,
	2023	2022
Leasing equipment	$45,982	$44,179
Less: Accumulated depreciation	(10,395)	(9,272)
Leasing equipment, net	$35,587	$34,907
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense for leasing equipment	$1,148	$1,105	$1,103
Sales-Type Leases
In December 2023, Jefferson Terminal entered into an agreement to lease land to an entity controlled by an affiliate of the Manager. The lease is initially for a two-year construction period and eight years post-completion with renewals that extend the lease up to 32 years. We expect all renewals to be exercised as the cost to remove the assets will be significant. We determined that the lease is a sales-type lease as the present value of the lease payments is substantially all of fair value. Lease payments will increase based on an inflation escalator and be treated as variable lease payments as they occur.
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain (loss) on sale of assets in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.1 million of interest income which is included in Revenues in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023.
As of December 31, 2023, we recorded $7.9 million of lease receivable and $0.6 million of unguaranteed residual value which are included in Other assets on the Consolidated Balance Sheets, as well as $0.8 million of short-term lease receivable which is included in Other current assets on the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents future minimum lease payments under the sales-type lease as of December 31, 2023:

2024	$780
2025	780
2026	780
2027	780
2028	780
Thereafter	21,060
Total undiscounted lease payments	24,960
Less: Imputed interest	16,222
Total lease receivable	$8,738
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2023	2022
Land, site improvements and rights	$182,319	$183,640
Construction in progress	76,491	127,941
Buildings and improvements	18,769	19,356
Bridges and tunnels	176,753	173,868
Terminal machinery and equipment	1,215,197	1,141,505
Track and track related assets	103,888	100,068
Railroad equipment	8,999	8,463
Railcars and locomotives	85,162	100,200
Computer hardware and software	16,058	11,733
Furniture and fixtures	1,887	1,745
Other	21,613	11,336
	1,907,136	1,879,855
Less: Accumulated depreciation	(276,307)	(206,047)
Property, plant and equipment, net	$1,630,829	$1,673,808
We had net additions of property, plant and equipment of $27.3 million and $218.2 million during the years ended December 31, 2023 and 2022, respectively, which primarily consisted of terminal machinery and equipment placed in service or under development at Jefferson Terminal and the $5.0 million purchase of track and bridges by Transtar from Long Ridge Energy and Power LLC, our equity method investment, in October 2023. Long Ridge Energy and Power LLC recorded a $2.2 million gain on sale of assets, which was eliminated upon equity pick-up (see Note 5).
Depreciation expense for property, plant and equipment was $72.3 million, $62.1 million, and $47.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2023	December 31, 2022
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50%	—	—
Long Ridge West Virginia LLC	Equity method	50%	6,825	—
GM-FTAI Holdco LLC	Equity method	See below	55,740	68,025
Clean Planet Energy USA LLC	Equity method	50%	10,136	5,564
			$72,701	$73,589
______________________________________________________________________________________
(1) The carrying value of $(29.3) million and $(187.2) million as of December 31, 2023 and 2022, respectively, is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the years ended December 31, 2023, 2022 or 2021.
The following table presents our proportionate share of equity in losses:

	Year Ended December 31,
	2023	2022	2021
Intermodal Finance I, Ltd.	$56	$151	$470
Long Ridge Energy & Power LLC	(9,556)	(60,538)	(13,597)
Long Ridge West Virginia LLC	(393)	—	—
GM-FTAI Holdco LLC	(12,285)	(5,571)	(205)
Clean Planet Energy USA LLC	(2,529)	(1,441)	(167)
Total	$(24,707)	$(67,399)	$(13,499)
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
As of December 31, 2023, Intermodal owns a portfolio of approximately 185 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. The Company made an additional $36.0 million of investment in Long Ridge as part of the shareholder loan agreement during the year ended December 31, 2023. As of December 31, 2023 the balance of the note receivable was $71.0 million recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	December 31,
Balance Sheet	2023	2022
Assets
Current assets
Cash and cash equivalents	$3,362	$2,192
Restricted cash	23,691	20,732
Accounts receivable, net	5,633	31,727
Other current assets	7,357	5,732
Total current assets	40,043	60,383
Property, plant, and equipment, net	828,232	827,886
Intangible assets, net	4,180	4,560
Goodwill	86,460	86,460
Other assets	4,041	8,540
Total assets	$962,956	$987,829

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$49,538	$87,498
Debt, net	4,450	38,526
Derivative liabilities	39,891	125,134
Other current liabilities	2,136	913
Total current liabilities	96,015	252,071
Debt, net	699,372	599,499
Derivative liabilities	360,710	557,708
Other liabilities	4,941	6,932
Total liabilities	1,161,038	1,416,210

Equity
Total equity	(198,082)	(428,381)
Total liabilities and equity	$962,956	$987,829

	Year Ended December 31,
Statement of Operations	2023	2022	2021
Revenue	$154,290	$50,230	$85,638
Expenses
Operating expenses	61,154	61,835	28,310
Depreciation and amortization	49,502	51,243	24,836
Interest expense	61,332	53,409	11,005
Total expenses	171,988	166,487	64,151
Other income (expense)	801	(4,577)	(44,302)
Loss before income taxes	(16,897)	(120,834)	(22,815)
Provision for income taxes	—	—	—
Net loss	$(16,897)	$(120,834)	$(22,815)

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
On June 15, 2022, we exchanged our Class B shares which gave us economic interest in Aleon for an additional 20% interest in Class A shares. In addition, we also terminated our credit agreements with GMR and Aleon in exchange for an approximate 8.5% of additional interest in Class A shares of GM-FTAI Holdco LLC. As a result of these exchange transactions, we own approximately 27% of GM-FTAI Holdco LLC, which owns 100% of both GMR and Aleon.
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“CPE” or “Clean Planet”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We account for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares.
Long Ridge West Virginia LLC
In November 2023, we sold a 49.9% interest in Long Ridge West Virginia LLC (“Long Ridge WV”), previously a wholly owned subsidiary, for $7.5 million in cash. Long Ridge WV is a VIE as defined in U.S. GAAP, but we are not the primary beneficiary. Following the sale, we no longer have a controlling interest in Long Ridge WV, but we still maintain significant influence through our retained interest and account for this investment in accordance with the equity method.
Long Ridge WV was formed to build an energy generating property in West Virginia similar to that of Long Ridge Energy and Power LLC. On the deconsolidation, no gain was recorded as all the assets consist of unproved undeveloped gas properties. We recorded our investment in the legal entity at the cost basis of $7.2 million as of November 17, 2023.
Equity Investments
FYX Trust Holdco LLC
FYX Trust Holdco LLC (“FYX”) has developed a mobile and web-based application that connects fleet managers, owner-operators, and drivers with repair vendors to efficiently and reliably quote, dispatch, monitor, and bill roadside repair services.
In May 2022, FTAI purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in a 66% ownership and majority stake in the entity. At the purchase date, assets of FYX were $13.7 million, including cash of $0.7 million, liabilities were $10.1 million, and goodwill of $5.4 million was recorded.
In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest.
From the purchase date in May 2022 through and as of December 31, 2023, FYX is presented on a consolidated basis in the Consolidated and Combined Consolidated Statements of Operations and the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	December 31, 2023
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(33,145)	(9,747)	(42,892)
Total intangible assets, net	$2,368	$50,253	$52,621

	December 31, 2022
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(29,591)	(5,727)	(35,318)
Total intangible assets, net	$5,922	$54,273	$60,195
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations and is as follows:

	Classification in Consolidated and Combined Consolidated Statements of Operations	Year Ended December 31,
		2023	2022	2021
Customer relationships	Depreciation and amortization	$7,574	$7,542	$5,292
Estimated net annual amortization of intangibles is as follows:

2024	$6,369
2025	4,000
2026	4,000
2027	4,000
2028	4,000
Thereafter	30,252
Total	$52,621

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term SOFR)	11/5/26	$44,250	$25,000
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	63,800	62,200
Transtar Revolver (2)	(i) Base Rate + 2.00%; or (ii) Adjusted Term SOFR + 3.00%	12/27/25	—	10,000
Total loans payable			108,050	97,200
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.00% (ii) Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (3)	10.500%	6/1/27	575,181	474,828
Total bonds payable			1,264,161	1,163,808
Total debt			1,372,211	1,261,008
Less: Debt issuance costs			(31,301)	(30,851)
Total debt, net			$1,340,910	$1,230,157

Total debt due within one year			$—	$—
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
(3) Includes an unamortized discount of $24,819 and $25,172 at December 31, 2023 and 2022, respectively.
DRP Revolver—On November 5, 2018, our subsidiary entered into a revolving credit facility (the “DRP Revolver”) that provides for revolving loans in the aggregate amount of $25.0 million. The DRP Revolver is secured by the capital stock of certain of our direct subsidiaries as defined in the related credit agreement.
On November 5, 2021, we entered into an amendment to the DRP Revolver, which extended the maturity date under the DRP Revolver to November 5, 2024.
On December 22, 2023, we entered into a second amendment to the DRP Revolver which increased the aggregate revolving facility by $25.0 million from $25.0 million to $50.0 million and extended the maturity date under the DRP Revolver to November 5, 2026.
The DRP Revolver includes financial covenants requiring the maintenance of (i) consolidated cash balance of at least $3.0 million at each quarter end date, and (ii) consolidated tangible net worth of at least $180.0 million at each quarter end date in 2022, $190.0 million in 2023, and $200.0 million thereafter.
EB-5 Loan Agreement—On January 25, 2021, Jefferson Terminal entered into a non-recourse loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development, construction and acquisition of certain facilities at Jefferson Terminal. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $61.2 million, of which $26.1 million was available under the first tranche and $35.1 million was available under the second tranche. The loans mature in five years from the funding of each individual tranche with an option to extend the maturity for both tranches by two one-year periods. If the option to extend the maturity is exercised, the interest rate will increase to 6.25% from 5.75% for the extension period.
On March 11, 2022, Jefferson Terminal entered into a new EB-5 loan agreement (“EB-5.2 Loan Agreement”). This loan was issued with substantially the same terms as the EB-5 Loan Agreement discussed above and matures in four years from the funding date. The maximum aggregate principal amount available under the EB-5.2 Loan Agreement is $9.7 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
On November 16, 2022, Jefferson Terminal entered into a new EB-5 loan agreement (“EB-5.3 Loan Agreement”). This loan was issued with substantially the same terms as the EB-5 Loan Agreement discussed above and matures in five years from the funding date. The maximum aggregate principal amount available under the EB-5.3 Loan Agreement is $28.0 million.
Transtar Revolver—On December 27, 2022, our subsidiary entered into a revolving credit facility (the “Transtar Revolver”) that provided for revolving loans in the aggregate amount of $25.0 million. The Transtar Revolver was guaranteed by the Company and certain subsidiaries of Transtar including a pledge of substantially all of their respective assets.
The Transtar Revolver included financial covenants requiring the maintenance of (i) a consolidated maximum ratio of total leverage of 3.00 to 1.00 per the terms of the credit agreement and (ii) a consolidated minimum fixed charge coverage ratio of 1.20 to 1.00 per the terms of the credit agreement.
In January 2023, our subsidiary entered into an amendment to the Transtar Revolver for an additional $25.0 million, for a total facility of $50.0 million. In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay in full and terminate the Transtar Revolver. We recognized a loss on extinguishment of debt of $0.9 million in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023.
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
Jefferson Terminal has used a portion of the net proceeds to pay for or reimburse the cost of development, construction and acquisition of certain facilities.
Credit Agreement
On May 18, 2023, we entered into a credit agreement, which provided for a $25.0 million secured loan facility (the “Credit Agreement”). In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay the Credit Agreement in full. We recognized a loss on extinguishment of debt of $1.1 million.
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
We were in compliance with all debt covenants as of December 31, 2023.
As of December 31, 2023, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
DRP Revolver	$—	$—	$44,250	$—	$—	$—	$44,250
EB-5 Loan Agreement	—	—	35,800	28,000	—	—	63,800
Series 2020 Bonds	—	79,060	3,590	4,165	4,770	172,395	263,980
Series 2021 Bonds	—	—	9,025	4,750	205,415	205,810	425,000
Senior Notes due 2027	—	—	—	600,000	—	—	600,000
Total principal payments on loans and bonds payable	$—	$79,060	$92,665	$636,915	$210,185	$378,205	$1,397,030
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

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2023	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$29,367	$29,367	$—	$—	Market
Restricted cash	58,112	58,112	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$99,143	$87,479	$11,664	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2022	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$36,486	$36,486	$—	$—	Market
Restricted cash	113,156	113,156	—	—	Market
Notes receivable	10,800	—	10,800	—	Market
Derivative assets	1,125	—	1,125	—	Income
Total assets	$161,567	$149,642	$11,925	$—
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
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2023	2022
Series 2020 A Bonds (1)	$138,666	$139,101
Series 2020 B Bonds (1)	75,928	74,543
Series 2021 A Bonds (1)	154,306	152,848
Series 2021 B Bonds (1)	165,208	163,238
Senior Notes due 2027	625,038	498,035
EB-5 Loan Agreement	21,240	19,261
EB-5.2 Loan Agreement	8,183	7,540
EB-5.3 Loan Agreement	22,491	19,877
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

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,652	$1,437	$—	$—	$—	$—	$3,089
Rail revenues	167,793	—	—	—	—	—	167,793
Terminal services revenues	—	70,709	12,641	—	—	—	83,350
Roadside services revenues	—	—	—	—	—	68,190	68,190
Other revenue	—	—	(1,950)	—	—	—	(1,950)
Total revenues	$169,445	$72,146	$10,691	$—	$—	$68,190	$320,472

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$1,943	$1,278	$—	$—	$—	$—	$3,221
Rail revenues	147,718	—	86	—	—	—	147,804
Terminal services revenues	—	59,011	563	—	—	—	59,574
Roadside services revenues	—	—	—	—	—	47,899	47,899
Other revenue	—	—	3,468	—	—	—	3,468
Total revenues	$149,661	$60,289	$4,117	$—	$—	$47,899	$261,966

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Lease income	$736	$1,688	$—	$—	$—	$—	$2,424
Rail revenues	61,514	—	—	—	—	—	61,514
Terminal services revenues	—	44,664	374	—	—	—	45,038
Other revenue	—	—	11,243	—	—	—	11,243
Total revenues	$62,250	$46,352	$11,617	$—	$—	$—	$120,219

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of December 31, 2023:

Operating Leases
2024	$704
2025	459
2026	421
2027	—
2028	—
Thereafter	—
Total	$1,584
As of December 31, 2023, we recorded capitalized contract cost of $19.8 million, of which $2.2 million is included in Other current assets and $17.6 million is included in Other assets on the Consolidated Balance Sheets. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $0.5 million of amortization which is included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023.
10. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately four months to 38.5 years.
The following table presents lease related costs:

	Year Ended December 31,
	2023	2022	2021
Finance leases
Amortization of right-of-use assets	$1,102	$945	$380
Interest on lease liabilities	79	52	27
Finance lease expense	1,181	997	407
Operating lease expense	7,619	7,306	5,682
Short-term lease expense	2,617	1,714	587
Variable lease expense	3,620	2,690	1,590
Total lease expense	$15,037	$12,707	$8,266
The following table presents information related to our operating leases as of and for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Right-of-use assets, net	$69,748	$71,015

Short-term lease liabilities	7,218	7,045
Long-term lease liabilities	62,441	63,147
Total lease liabilities	$69,659	$70,192

Weighted average remaining lease term	33.0 years	33.8 years
Weighted average incremental borrowing rate	5.7%	5.7%

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents supplemental cash flow information for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,187	$7,005	$5,602
Noncash - ROU assets recorded for new and modified leases	2,828	2,640	12,228
The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2023:

2024	$7,287
2025	6,965
2026	6,293
2027	5,821
2028	5,134
Thereafter	133,661
Total undiscounted lease payments	165,161
Less: Imputed interest	95,502
Total lease liabilities	$69,659
11. EQUITY-BASED COMPENSATION
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
As of December 31, 2023, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated and Combined Consolidated Statements of Operations.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2021
Restricted Shares	$949	$2,020	$3,215	$—	0.0
Common Units	1,812	2,126	823	2,094	1.1
Total	$2,761	$4,146	$4,038	$2,094
Restricted Stock Units to Subsidiary Employees
During the year ended December 31, 2023, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.9 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. This grant fully canceled and replaced the vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021.
The following table presents the expense related to our restricted stock units to subsidiary employees recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Expense Recognized During the Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2023	2022	2021
Restricted Stock Units	$6,268	$—	$—	$7,335	0.8
Total	$6,268	$—	$—	$7,335

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables present information for our stock options, restricted shares of our subsidiary, common units of our subsidiary and restricted stock units to subsidiary employees:

	Stock Options		Restricted Shares		Common Units		Restricted Stock Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2022	14,394,835	$2.77	328,780	$8.10	2,820,362	$1.02	—	$—
Granted	2,173,914	2.76	—	—	1,726,423	1.20	4,807,763	3.51
Less: exercised or vested	25,998	2.09	184,959	7.70	1,649,684	1.13	1,608,676	3.51
Less: forfeited and canceled	—	—	143,821	8.44	850,000	1.00	—	—
Outstanding as of December 31, 2023	16,542,751		—		2,047,101		3,199,087

	Stock Options	Restricted Shares	Common Units	Restricted Stock Units
As of December 31, 2023:
Weighted average exercise / issuance price (per share)	$2.76	$—	$1.11	$3.51
Aggregate intrinsic value (in thousands)	$18,765	$—	$2,371	$11,229
Weighted average remaining contractual term	8.1 years	0.0 years	1.1 years	0.8 years
During the year ended December 31, 2023, certain of the Manager’s employees exercised 25,998 options at a weighted average exercise price of $2.09 and received a net 17,903 shares of our common stock.
Stock Options
In connection with the spin-off and our redeemable preferred stock raise (see Notes 14, 16 and 17 for details), we granted options to purchase our common stock to the Manager. The fair value of these options of $18 million, calculated using a binomial lattice model at issuance date, was recorded as an increase in equity with an offsetting reduction of proceeds received.
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
During the year ended December 31, 2023, the Manager transferred 2,173,914 of its options to certain employees of the Manager.
Restricted Shares
We issued restricted shares of our subsidiary to certain employees during the year ended December 31, 2021 that had a grant date fair value of $5.6 million, and generally vest over three years. We did not issue any restricted shares during the years ended December 31, 2022 and December 31, 2023. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date. The grant for restricted stock units to subsidiary employees fully canceled and replaced these vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Common Units
We issued 1,243,089 and 1,900,000 common units of our subsidiaries to certain employees for the years ended December 31, 2023 and 2022, respectively, that had grant date fair values of $1.6 million and $1.9 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Additionally, during the year ended December 31, 2023, we issued 150,000 separate common units of our subsidiary that had a grant date fair value of $0.2 million and vest over three years. These awards are subject to performance targets based on EBITDA as defined in the agreements, and the total expected compensation expense is recognized ratably over the vesting periods if it is probable that the performance conditions will be met. The fair value of these awards was based on the fair value of the operating subsidiary on the grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Director Compensation
During the year ended December 31, 2023, we issued 46,509 shares of common stock to certain directors as compensation.
12. RETIREMENT BENEFIT PLANS
We established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our underfunded pension plan is a tax qualified plan, and we will make contributions accordingly. Our pension plan covers certain eligible Transtar employees and is noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The accumulated benefit obligation at December 31, 2023 and 2022 is $4.6 million and $2.5 million, respectively.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory.
The following table summarizes the changes in our projected benefit obligation and plan assets as of December 31, 2023 and 2022. Service costs are recorded in Operating expenses, and interest costs are recorded in Other income (expense) in the Consolidated and Combined Consolidated Statements of Operations.

	Year Ended December 31,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected Benefit Obligation
Projected benefit obligation, beginning of period	$8,932	$28,523	$9,805	$30,033
Transtar acquisition	—	—	—	(2,854)
Plan amendment	—	—	—	1,470
Service costs	1,383	1,783	1,763	2,143
Interest costs	534	1,498	315	917
Actuarial (gains) losses	1,546	893	(2,814)	(3,065)
Benefit paid	(113)	(93)	(137)	(121)
Projected benefit obligation, end of period	$12,282	$32,604	$8,932	$28,523

Plan Assets
Fair value of plan assets, beginning of period	$1,711	$—	$—	$—
Asset adjustment	—	—	1	—
Actual return on plan assets	114	—	1	—
Employer contributions	1,476	—	1,846	—
Other benefits paid	(113)	—	(137)	—
Fair value of plan assets, end of period	$3,188	$—	$1,711	$—
Funded status at end of year	$(9,094)	$(32,604)	$(7,221)	$(28,523)
As of December 31, 2023 and 2022, the following amounts were recognized in the Consolidated Balance Sheets:

	Year Ended December 31,
	2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$—	$531	$—	$251
Non-current liabilities	9,094	32,073	7,221	28,272
Net amounts recognized at end of period	$9,094	$32,604	$7,221	$28,523
Our retirement plan costs for the years ended December 31, 2023, 2022 and 2021 were $1.9 million, $2.1 million and $0.8 million for pension benefits and $3.4 million, $3.1 million and $1.2 million for postretirement benefits, respectively.
The following table summarizes the components of net periodic pension cost and other amounts recognized in Other comprehensive income (loss) in the Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost	$—	$—	$—	$1,470	$—	$—
Amortization of prior service cost	—	(159)	—	—	—	—
Actuarial loss (gain)	1,432	893	(2,814)	(3,065)	(20)	334
Amortization of actuarial gain	61	—	—	—	—	—
Total recognized in other comprehensive loss (income)	$1,493	$734	$(2,814)	$(1,595)	$(20)	$334
Weighted-average assumptions used to determine the estimated benefit obligation and period costs as of and for the year ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023		2022		2021
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine pension benefit obligation:
Discount rate	5.06%	5.06%	5.31%	5.29%	3.02%	3.00%
Rate of compensation increase	3.50%	N/A	3.50%	N/A	3.50%	N/A
Initial healthcare cost trend rate	N/A	7.50%	N/A	5.80%	N/A	10% pre-Med; 3% Medicare
Ultimate healthcare cost trend rate	N/A	4.04%	N/A	3.94%	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
Weighted-average assumptions used to determine net periodic pension and postretirement costs:
Discount rate	5.31%	5.29%	3.02%	3.00%	2.88%	2.86%
Rate of compensation increases	3.50%	N/A	3.50%	N/A	3.50%	N/A
Average future working lifetime	10.50 years	9.24 years	11.01 years	11.32 years	10.93 years	11.34 years
Initial healthcare cost trend rate	N/A	5.80%	N/A	6.00%	N/A	6.00%
Ultimate healthcare cost trend rate	N/A	3.94%	N/A	3.94%	N/A	3.80%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
The following benefit payments, which reflect expected future service and compensation increases, as appropriate, are expected to be made from the Transtar defined benefit plans:

	Pension Benefits	Postretirement Benefits
2024	$269	$545
2025	482	810
2026	701	1,096
2027	905	1,319
2028	1,089	1,580
Years 2029-2033	7,191	10,252
The pension plan assets are held in a master trust that is invested in a pooled separate account categorized as a money market fund. The assets are valued at fair value and are classified as a Level 2 investment. The pooled separate account invests in a portfolio of high quality, short-term instruments; the fair values of these instruments are used in determining the NAV of the pooled separate account, which is not publicly quoted. We expect to make $1.9 million of contributions to the pension plan during 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
13. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$7	$2	$13
State and local	447	482	224
Total current provision	454	484	237

Deferred:
Federal	1,082	3,824	(3,820)
State and local	934	154	(44)
Foreign	—	6	(3)
Total deferred provision (benefit)	2,016	3,984	(3,867)
Total	$2,470	$4,468	$(3,630)
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
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal tax at statutory rate	21.00%	21.00%	21.00%
Income not subject to tax at statutory rate	—%	—%	9.91%
State and local taxes	1.79%	1.77%	(0.06)%
Noncontrolling interest	(2.17)%	(2.58)%	—%
Deferred adjustment	(3.71)%	—%	—%
Other	(0.61)%	0.46%	(4.43)%
Change in valuation allowance	(17.88)%	(23.09)%	(23.05)%
Provision for income taxes	(1.58)%	(2.44)%	3.37%

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$166,668	$142,067
Accrued expenses	3,385	2,118
Interest expense	58,455	35,624
Operating lease liabilities	72,612	58,919
Investment in partnerships	13,992	49,488
Other	11,324	3,623
Total deferred tax assets	326,436	291,839
Less valuation allowance	(215,082)	(214,003)
Net deferred tax assets	111,354	77,836
Deferred tax liabilities:
Fixed assets and goodwill	(50,462)	(29,051)
Operating lease right-of-use assets	(63,955)	(52,624)
Other	(2,793)	—
Net deferred tax liabilities	$(5,856)	$(3,839)
Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2023, 2022, and 2021 of $215.1 million, $214.0 million, and $143.6 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2023	2022	2021
Valuation allowance at beginning of period	$214,003	$143,604	$94,139
Change due to current year losses	1,079	70,399	49,465
Valuation allowance at end of period	$215,082	$214,003	$143,604
As of December 31, 2023, certain of our corporate subsidiaries had U.S. federal and state net operating loss carryforwards of approximately $736.6 million and $184.8 million, respectively, that are available to offset future taxable income. In regards to federal net operating loss carryforwards, $168.5 million of these carryforwards will begin to expire in the year 2032 and $568.1 million of these carryforwards have no expiration date. As for state and local net operating loss carryforwards, most of these carryforwards will expire with the earliest year of expiration being 2024. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the year ended December 31, 2023, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2019. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
14. MANAGEMENT AGREEMENT AND AFFILIATE TRANSACTIONS
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
The following table summarizes the Management fees, Income Incentive Allocation and Capital Gains Incentive Allocation included in these consolidated and combined consolidated financial statements:

	Year Ended December 31,
	2023	2022	2021
Management fees	$12,467	$12,964	$15,638
Income incentive allocation	—	—	—
Capital gains incentive allocation	—	—	—
Total	$12,467	$12,964	$15,638
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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2023	2022	2021
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative expenses	$5,598	$4,286	$3,937
Acquisition and transaction expenses	1,222	1,067	1,105
Total	$6,820	$5,353	$5,042
If we terminate the Management Agreement, we will generally be required to pay the Manager a termination fee. Pursuant to the terms of the Management Agreement, the termination fee is equal to the amount of the management fee during the 12 months immediately preceding such termination and an amount equal to the Income Incentive Fee and the Capital Gains Incentive Fee that would be paid to the Manager if the Company’s assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments).
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Notes 16 and 17.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2023	2022
Accrued management fee	$6,400	$3,092
Other payables	5,595	810
As of December 31, 2023 and 2022, there were no receivables from the Manager.
Other Affiliate Transactions
As of December 31, 2023 and 2022, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest as of December 31, 2023 and 2022 was $(78.0) million and $(41.1) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2023	2022	2021
Non-controlling interest share of net loss	$(36,918)	$(32,018)	$(26,472)
In July 2020, we purchased a 14% interest in FYX from an affiliate of our Manager, which retained a non-controlling interest in FYX subsequent to the transaction. In May 2022, FTAI purchased an additional 51% interest in FYX from an unrelated third party for a purchase price of $4.6 million, which resulted in our ownership of a majority stake in the entity. In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest in FYX.
In October 2022, we entered into a shareholder loan agreement with our equity method investee, Long Ridge. Refer to Note 5 for additional information.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The Company subleases a portion of office space from an entity controlled by certain principals of Fortress since February 2023. For the year ended December 31, 2023, the Company incurred approximately $0.4 million of rent and office related expenses.
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
15. SEGMENT INFORMATION
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest and other costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a new multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an unconsolidated entity engaged in the acquisition and leasing of shipping containers and an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA.
Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

The following tables set forth certain information for each reportable segment:
I. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$169,445	$72,146	$10,691	$—	$—	$68,190	320,472

Expenses
Operating expenses	92,972	66,576	22,203	2,726	29	69,166	253,672
General and administrative	—	—	—	—	—	12,833	12,833
Acquisition and transaction expenses	737	1,370	—	94	1	1,938	4,140
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,467	12,467
Depreciation and amortization	19,590	48,916	9,336	—	—	3,150	80,992
Asset impairment	743	—	—	—	—	—	743
Total expenses	114,042	116,862	31,539	2,820	30	99,554	364,847

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,949)	(14,814)	56	(24,707)
(Loss) gain on sale of assets, net	(437)	7,292	—	—	—	—	6,855
Loss on extinguishment of debt	(937)	—	—	—	—	(1,099)	(2,036)
Interest expense	(2,284)	(32,443)	(2,557)	(3)	—	(62,316)	(99,603)
Other (expense) income	(2,164)	(1,302)	—	7,523	2,529	—	6,586
Total other expense	(5,822)	(26,453)	(2,557)	(2,429)	(12,285)	(63,359)	(112,905)
Income (loss) before income taxes	49,581	(71,169)	(23,405)	(5,249)	(12,315)	(94,723)	(157,280)
(Benefit from) provision for income taxes	(561)	2,468	496	—	—	67	2,470
Net income (loss)	50,142	(73,637)	(23,901)	(5,249)	(12,315)	(94,790)	(159,750)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	143	(36,917)	(1,412)	—	—	(228)	(38,414)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	62,400	62,400
Net income (loss) attributable to stockholders	$49,999	$(36,720)	$(22,489)	$(5,249)	$(12,315)	$(156,962)	$(183,736)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$78,521	$35,694	$(8,061)	$34,784	$(7,253)	$(26,163)	$107,522
Add: Non-controlling share of Adjusted EBITDA							21,515
Add: Equity in losses of unconsolidated entities							(24,707)
Less: Interest and other costs on pension and OPEB liabilities							(2,130)
Less: Dividends and accretion of redeemable preferred stock							(62,400)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(20,209)
Less: Interest expense							(99,603)
Less: Depreciation and amortization expense							(81,541)
Less: Incentive allocations							—
Less: Asset impairment charges							(743)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(2,036)
Less: Acquisition and transaction expenses							(4,140)
Less: Equity-based compensation expense							(9,199)
Less: Provision for income taxes							(2,470)
Less: Other non-recurring items							(2,470)
Net loss attributable to stockholders							$(183,736)

II. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$149,661	$60,289	$4,117	$—	$—	$47,899	261,966

Expenses
Operating expenses	84,863	56,417	17,072	826	10	48,969	208,157
General and administrative	—	—	—	—	—	10,891	10,891
Acquisition and transaction expenses	763	64	—	458	280	15,279	16,844
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,964	12,964
Depreciation and amortization	20,164	39,318	9,322	—	—	1,945	70,749
Total expenses	105,790	95,799	26,394	1,284	290	90,048	$319,605

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(60,538)	(7,012)	151	(67,399)
Loss on sale of assets, net	(1,603)	—	—	—	—	—	(1,603)
Interest expense	(212)	(24,798)	(1,590)	—	—	(26,639)	(53,239)
Other (expense) income	(1,632)	(4,317)	—	524	2,123	133	(3,169)
Total other expense	(3,447)	(29,115)	(1,590)	(60,014)	(4,889)	(26,355)	(125,410)
Income (loss) before income taxes	40,424	(64,625)	(23,867)	(61,298)	(5,179)	(68,504)	(183,049)
Provision for income taxes	1,287	3,016	165	—	—	—	4,468
Net income (loss)	39,137	(67,641)	(24,032)	(61,298)	(5,179)	(68,504)	(187,517)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	15	(32,018)	(1,242)	—	—	(688)	(33,933)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	23,657	23,657
Net income (loss) attributable to stockholders and Former Parent	$39,122	$(35,623)	$(22,790)	$(61,298)	$(5,179)	$(91,473)	$(177,241)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$64,286	$18,490	$(12,743)	$18,039	$(2,334)	$(24,710)	$61,028
Add: Non-controlling share of Adjusted EBITDA							16,279
Add: Equity in losses of unconsolidated entities							(67,399)
Less: Interest and other costs on pension and OPEB liabilities							(1,232)
Less: Dividends and accretion of redeemable preferred stock							(23,657)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(13,939)
Less: Interest expense							(53,239)
Less: Depreciation and amortization expense							(70,749)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							1,125
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(16,844)
Less: Equity-based compensation expense							(4,146)
Less: Provision for income taxes							(4,468)
Less: Other non-recurring items							—
Net loss attributable to stockholders and Former Parent							$(177,241)

III. For the Year Ended December 31, 2021

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$62,250	$46,352	$11,617	$—	$—	$—	120,219

Expenses
Operating expenses	35,824	48,255	14,304	99	—	59	98,541
General and administrative	—	—	—	—	—	8,737	8,737
Acquisition and transaction expenses	2,841	—	—	—	—	11,985	14,826
Management fees and incentive allocation to affiliate	—	—	—	—	—	15,638	15,638
Depreciation and amortization	8,951	36,013	9,052	—	—	—	54,016
Total expenses	47,616	84,268	23,356	99	—	36,419	191,758

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(13,597)	(372)	470	(13,499)
Gain on sale of assets, net	—	—	16	—	—	—	16
Interest expense	(60)	(14,812)	(1,147)	—	—	—	(16,019)
Other expense	(422)	(4,726)	—	(3,782)	—	—	(8,930)
Total other (expense) income	(482)	(19,538)	(1,131)	(17,379)	(372)	470	(38,432)
Income (loss) before income taxes	14,152	(57,454)	(12,870)	(17,478)	(372)	(35,949)	(109,971)
Provision for (benefit from) income taxes	64	229	—	(3,930)	—	7	(3,630)
Net income (loss)	14,088	(57,683)	(12,870)	(13,548)	(372)	(35,956)	(106,341)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(26,250)	(222)	—	—	—	(26,472)
Net income (loss) attributable to Former Parent	$14,088	$(31,433)	$(12,648)	$(13,548)	$(372)	$(35,956)	$(79,869)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to Former Parent:

	Year Ended December 31, 2021
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$26,449	$10,631	$(4,149)	$25,524	$(372)	$(24,372)	$33,711
Add: Non-controlling share of Adjusted EBITDA							12,508
Add: Equity in losses of unconsolidated entities							(13,499)
Less: Interest and other costs on pension and OPEB liabilities							(445)
Less: Dividends and accretion of redeemable preferred stock							—
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(29,095)
Less: Interest expense							(16,019)
Less: Depreciation and amortization expense							(54,016)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							2,220
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(14,826)
Less: Equity-based compensation expense							(4,038)
Less: Benefit from income taxes							3,630
Less: Other non-recurring items							—
Net loss attributable to Former Parent							$(79,869)

IV. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$58,114	$88,542	$9,267	$2	$22,405	$7,173	$185,503
Non-current assets	667,501	1,137,510	295,685	6,825	77,540	9,045	2,194,106
Total assets	725,615	1,226,052	304,952	6,827	99,945	16,218	2,379,609

Debt, net	—	737,335	44,250	—	—	559,325	1,340,910

Current liabilities	54,150	65,052	4,912	828	—	25,695	150,637
Non-current liabilities	55,975	797,854	47,816	29,310	—	559,926	1,490,881
Total liabilities	110,125	862,906	52,728	30,138	—	585,621	1,641,518

Redeemable preferred stock	—	—	—	—	—	325,232	325,232

Non-controlling interests in equity of consolidated subsidiaries	2,861	(74,278)	(13)	—	—	—	(71,430)
Total equity	615,490	363,146	252,224	(23,311)	99,945	(894,635)	412,859
Total liabilities, redeemable preferred stock and equity	$725,615	$1,226,052	$304,952	$6,827	$99,945	$16,218	$2,379,609

	December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$56,631	$166,252	$16,888	$396	$20,747	$16,890	$277,804
Non-current assets	672,275	1,136,095	289,132	8,142	84,390	10,561	2,200,595
Total assets	728,906	1,302,347	306,020	8,538	105,137	27,451	2,478,399

Debt, net	10,000	732,145	25,000	—	—	463,012	1,230,157

Current liabilities	51,902	81,147	5,958	906	—	19,668	159,581
Non-current liabilities	59,698	790,687	28,163	187,165	—	463,721	1,529,434
Total liabilities	111,600	871,834	34,121	188,071	—	483,389	1,689,015

Redeemable preferred stock	—	—	—	—	—	264,590	264,590

Non-controlling interests in equity of consolidated subsidiaries	1,403	(33,048)	1,093	—	—	3,723	(26,829)
Total equity	617,306	430,513	271,899	(179,533)	105,137	(720,528)	524,794
Total liabilities, redeemable preferred stock and equity	$728,906	$1,302,347	$306,020	$8,538	$105,137	$27,451	$2,478,399

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
16. REDEEMABLE PREFERRED STOCK
On August 1, 2022, the Company issued and sold 300,000 shares of Redeemable Preferred Stock at a price of $1,000 per share and $0.01 par value. The shares were issued at a 3% discount for net proceeds of $291.0 million. The Company also issued two classes of warrants to the preferred stockholders (see Note 17). The fair value of the Redeemable Preferred Stock and the warrants at issuance were determined to be $242.7 million and $13.8 million, respectively. The Company incurred $16.4 million of issuance costs related to the Redeemable Preferred Stock and warrants. Additionally, the Company issued options to the Manager with a total fair value of $18.1 million (see Note 14).
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
As of December 31, 2023, the Company has $73.3 million of PIK dividends, increasing our Redeemable Preferred Stock balance. The Company had dividends paid in cash of $1.8 million and $1.8 million as of December 31, 2023 and 2022, respectively. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated and Combined Consolidated Statement of Operations totaled $55.8 million and $21.0 million for the years ended December 31, 2023 and 2022, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated and Combined Consolidated Statements of Operations, totaled $6.6 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.
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
If the Redeemable Preferred Stock were redeemed as of December 31, 2023, it would be redeemable for $446.5 million.
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
17. EARNINGS PER SHARE AND EQUITY
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
The calculation of basic and diluted LPS is presented below:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net loss	$(159,750)	$(187,517)	$(106,341)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(38,414)	(33,933)	(26,472)
Less: Dividends and accretion of redeemable preferred stock	62,400	23,657	—
Net loss attributable to stockholders and Former Parent	$(183,736)	$(177,241)	$(79,869)
Weighted Average Common Stock Outstanding - Basic (1)	102,960,812	102,747,121	99,387,467
Weighted Average Common Stock Outstanding - Diluted (1)	102,960,812	102,747,121	99,387,467

Loss per share:
Basic	$(1.78)	$(1.73)	$(0.80)
Diluted (2)	$(1.79)	$(1.73)	$(0.80)
______________________________________________________________________________________
(1) The year ended December 31, 2023 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the year ended December 31, 2023 includes the dilutive effect of subsidiary earnings per share.
For the years ended December 31, 2023 and 2022, 2,917,041 and 586,269 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
On the Spin-off Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares of common stock were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the year ended December 31, 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.
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
On August 1, 2022, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 16.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	6,685,132	$5.01
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2023 (1)	6,685,132	$4.93
Warrants exercisable as of December 31, 2023 (1)	6,685,132	$4.93
______________________________________________________________________________________
(1) Weighted average exercise price as of December 31, 2023 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of December 31, 2023 is 6.6 years. The aggregate intrinsic value of the warrants as of December 31, 2023 is $13.0 million.
18. COMMITMENTS AND CONTINGENCIES
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
19. SUBSEQUENT EVENTS
Dividends
On February 29, 2024, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2023, payable on April 5, 2024 to the holders of record on March 27, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of and for the period covered by this report due to the material weakness described below. Notwithstanding the existence of the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated and combined consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this report in conformity with GAAP.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain effective controls to review on a timely basis and in sufficient detail the cash flow projections and certain key assumptions used in the goodwill impairment analysis as of October 1, 2023, relating to the Jefferson Terminal reporting unit.
The material weakness did not result in an adjustment of the consolidated financial statements as of and for the year ended December 31, 2023, or any interim period in 2023, nor did the material weakness affect the Company’s compliance with its debt covenants.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which contains an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report included herein.
Remediation Efforts to Address Material Weakness
The Company is committed to maintaining a strong internal control environment, and implemented a comprehensive plan to remediate the material weakness. The plan is focused on more rigorous procedures and enhanced precision levels of review over its cash flow projections and related key assumptions in the Company’s evaluation of goodwill for impairment. The plan also includes involvement of additional key stakeholders in reviews, and active engagement with valuation consultants.
We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated process has operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the actions intended to remediate the material weakness as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Infrastructure Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, FTAI Infrastructure Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in the Company’s goodwill impairment process relating to the Jefferson Terminal reporting unit.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated and combined consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 26, 2024, which expressed an unqualified opinion thereon.
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
March 26, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation” and “Compensation Committee Report” and “Proposal No. 1 Election of Directors—Compensation of Directors.”
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

PART IV
Item 15.    Exhibits

	Exhibit No.	Description
*	2.1	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Certificate of Designations of Series A Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.5	Certificate of Amendment to the Certificate of Designations of Series A Senior Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	4.1	Indenture, dated as of July 7, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form 10, filed July 12, 2022).
	4.2	First Supplemental Indenture, dated as of July 25, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 25, 2022).
	4.3	Second Supplemental Indenture, dated as of August 1, 2022, among FTAI Infrastructure Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.4	Third Supplemental Indenture, dated as of July 5, 2023, between FTAI Infrastructure Inc. and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	4.5	Description of Securities Registered under Section 12 of the Exchange Act.
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.12	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
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

	10.20	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.21	Form of Letter sent to FTAI’s option holders describing the equitable adjustment to FTAI’s options (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	21.1	Subsidiaries of FTAI Infrastructure, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	97.1	FTAI Infrastructure Inc. Clawback Policy effective as of December 1, 2023.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	March 26, 2024
Kenneth J. Nicholson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 26, 2024
Joseph P. Adams, Jr.
Chairman of the Board

By:	/s/ Kenneth J. Nicholson	Date:	March 26, 2024
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	March 26, 2024
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer

By:	/s/ James L. Hamilton	Date:	March 26, 2024
James L. Hamilton
Director

By:	/s/ Judith A. Hannaway	Date:	March 26, 2024
Judith A. Hannaway
Director

By:	/s/ Ray M. Robinson	Date:	March 26, 2024
Ray M. Robinson
Director