Form 10-Q
period 2024-03-31
FTAI Infrastructure Inc.
filed 2024-05-10
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2024, the number of outstanding shares of the registrant’s common stock was 101,693,823 shares.

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
Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. The following is a summary of the principal risk factors that make investing in our securities risky and may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part II, Item 1A, “Risk Factors” of this report. We believe that these factors include, but are not limited to:
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
•effectiveness of our internal control over financial reporting, including our ability to remediate the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023;
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	2	$22,968	$29,367
Restricted cash	2	41,328	58,112
Accounts receivable, net	2	53,914	55,990
Other current assets	2	46,321	42,034
Total current assets		164,531	185,503
Leasing equipment, net	3	35,652	35,587
Operating lease right-of-use assets, net		68,921	69,748
Property, plant, and equipment, net	4	1,610,731	1,630,829
Investments	5	68,085	72,701
Intangible assets, net	6	50,735	52,621
Goodwill	2	275,367	275,367
Other assets	2	70,659	57,253
Total assets		$2,344,681	$2,379,609

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$139,662	$130,796
Current debt, net	7	77,683	—
Operating lease liabilities		7,242	7,218
Other current liabilities		15,180	12,623
Total current liabilities		239,767	150,637
Debt, net	7	1,266,506	1,340,910
Operating lease liabilities		61,599	62,441
Other liabilities		114,068	87,530
Total liabilities		1,681,940	1,641,518

Commitments and contingencies	17	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; redemption amount of $446.5 million at March 31, 2024 and December 31, 2023)	15	342,207	325,232

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 101,693,823 and 100,589,572 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)		1,016	1,006
Additional paid in capital		822,956	843,971
Accumulated deficit		(221,780)	(182,173)
Accumulated other comprehensive loss		(199,643)	(178,515)
Stockholders' equity		402,549	484,289
Non-controlling interest in equity of consolidated subsidiaries		(82,015)	(71,430)
Total equity		320,534	412,859
Total liabilities, redeemable preferred stock and equity		$2,344,681	$2,379,609
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2024	2023
Revenues
Total revenues	9	$82,535	$76,494

Expenses
Operating expenses		64,575	65,162
General and administrative		4,861	3,201
Acquisition and transaction expenses		926	269
Management fees and incentive allocation to affiliate	13	3,001	2,982
Depreciation and amortization	3, 6	20,521	20,135
Asset impairment		—	141
Total expenses		93,884	91,890

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	5	(11,902)	4,366
Loss on sale of assets, net		(13)	(124)
Interest expense		(27,593)	(23,250)
Other income		2,365	221
Total other expense		(37,143)	(18,787)
Loss before income taxes		(48,492)	(34,183)
Provision for income taxes	12	1,805	1,729
Net loss		(50,297)	(35,912)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(10,690)	(9,893)
Less: Dividends and accretion of redeemable preferred stock		16,975	14,570
Net loss attributable to stockholders		$(56,582)	$(40,589)

Loss per share:	16
Basic		$(0.54)	$(0.39)
Diluted		$(0.54)	$(0.40)
Weighted average shares outstanding:
Basic		104,189,287	102,787,640
Diluted		104,189,287	102,787,640
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(50,297)	$(35,912)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees	(21,115)	52,852
Change in pension and other employee benefit accounts	(13)	(12)
Comprehensive (loss) income	(71,425)	16,928
Comprehensive loss attributable to non-controlling interests	(10,690)	(9,893)
Comprehensive (loss) income attributable to stockholders	$(60,735)	$26,821
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,006	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss			(39,607)		(10,690)	(50,297)
Other comprehensive loss				(21,128)		(21,128)
Total comprehensive loss	—	—	(39,607)	(21,128)	(10,690)	(71,425)
Settlement of equity-based compensation		(3,029)			(185)	(3,214)
Issuance of common shares	10	(10)				—
Dividends declared on common stock		(3,051)				(3,051)
Dividends and accretion of redeemable preferred stock		(16,975)				(16,975)
Equity-based compensation		2,050			290	2,340
Equity - March 31, 2024	$1,016	$822,956	$(221,780)	$(199,643)	$(82,015)	$320,534

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(26,019)		(9,893)	(35,912)
Other comprehensive income				52,840		52,840
Total comprehensive (loss) income	—	—	(26,019)	52,840	(9,893)	16,928
Settlement of equity-based compensation					(90)	(90)
Acquisition of a consolidated subsidiary		(953)			(3,495)	(4,448)
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion of redeemable preferred stock		(14,570)				(14,570)
Equity-based compensation					895	895
Equity - March 31, 2023	$994	$892,992	$(86,856)	$(247,293)	$(39,412)	$520,425
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,297)	$(35,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	11,902	(4,366)
Loss on sale of assets, net	13	124
Equity-based compensation	2,340	895
Depreciation and amortization	20,521	20,135
Asset impairment	—	141
Change in deferred income taxes	1,337	1,547
Change in fair value of non-hedge derivative	—	1,125
Amortization of deferred financing costs	1,929	1,429
Amortization of bond discount	1,426	1,045
Provision for (benefit from) credit losses	169	(165)
Change in:
Accounts receivable	1,907	(10,825)
Other assets	(4,289)	8,140
Accounts payable and accrued liabilities	9,206	6,700
Other liabilities	(47)	(2,157)
Net cash used in operating activities	(3,883)	(12,144)

Cash flows from investing activities:
Investment in unconsolidated entities	(611)	(2,126)
Acquisition of consolidated subsidiary	—	(4,448)
Acquisition of leasing equipment	(396)	—
Acquisition of property, plant and equipment	(12,859)	(39,861)
Investment in promissory notes and loans	—	(20,500)
Investment in equity instruments	(5,000)	—
Proceeds from sale of property, plant and equipment	20	93
Net cash used in investing activities	(18,846)	(66,842)

Cash flows from financing activities:
Proceeds from debt	—	41,600
Payment of deferred financing costs	(265)	(649)
Cash dividends - common stock	—	(3,084)
Settlement of equity-based compensation	(189)	(90)
Net cash (used in) provided by financing activities	(454)	37,777

Net decrease in cash and cash equivalents and restricted cash	(23,183)	(41,209)
Cash and cash equivalents and restricted cash, beginning of period	87,479	149,642
Cash and cash equivalents and restricted cash, end of period	$64,296	$108,433

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$—	$(2,245)
Dividends and accretion of redeemable preferred stock	(16,975)	(14,570)
Non-cash change in equity method investment	(21,115)	52,852
Common stock dividends accrued	(3,051)	—
Settlement of equity-based compensation	(3,027)	—
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We are a publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.” The Company is headquartered in New York, New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Liquidity—In performing the first step of the evaluation under ASC 205-40, management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayments of Jefferson Terminal’s $75.0 million credit agreement due on December 13, 2024 and Taxable Series 2020B Bonds totaling $79.1 million that mature on January 1, 2025 and dividend payments on Series A Preferred Stock. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management has approved and began implementing a plan to alleviate liquidity risk by: (i) refinancing the Taxable Series 2020B Bonds and issuing new long-term, low-cost municipal bonds, including contributing additional unencumbered assets as collateral; and (ii) continuing to accrue paid-in-kind dividends on its Series A Senior Preferred Stock. On May 10, 2024, Jefferson Terminal announced an approximately $276 million municipal bond offering and expects to close the offering in the coming weeks. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Variable Interest Entities—The assessment of whether an entity is a VIE and the determination of whether to consolidate a VIE requires judgment. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total VIE assets of DRP were $303.3 million and $305.0 million, and total VIE liabilities of DRP were $55.4 million and $52.7 million as of March 31, 2024 and December 31, 2023, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.0 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $5.2 million and $4.3 million during the three months ended March 31, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Other Current Assets—Other current assets is comprised of:

	March 31, 2024	December 31, 2023
Note receivable	$21,425	$21,425
Prepaid expenses	9,374	8,930
Other receivables	8,437	5,716
Other assets	7,085	5,963
Total other current assets	$46,321	$42,034
The Company records interest income on the note receivable in Other income in the Consolidated Statements of Operations using the contractual interest rate.
Other Assets—Other assets primarily consists of a note receivable of $11.7 million as of March 31, 2024 and December 31, 2023, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate. Other assets also consists of capitalized contract costs of $24.9 million and $17.6 million as of March 31, 2024 and December 31, 2023, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively, as of March 31, 2024 and December 31, 2023, respectively.
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
As of October 1, 2023, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
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
There were no impairments of goodwill for the three months ended March 31, 2024 and 2023.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $29.4 million and $31.3 million as of March 31, 2024 and December 31, 2023, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $1.9 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 51% of total revenues for the three months ended March 31, 2024 from one customer in the Railroad segment. Additionally, we earned 14% of total revenues for the three months ended March 31, 2024 from one customer in the Jefferson Terminal segment. We earned 48% of total revenues for the three months ended March 31, 2023 from one customer in the Railroad segment. We earned 12% of total revenues for the three months ended March 31, 2023 from one customer in the Jefferson Terminal segment.
As of March 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 54% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
Comprehensive (Loss) Income—Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive (loss) income related to cash flow hedges of our equity method investees and changes in pension and other employee benefit accounts.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive (loss) income related to equity method investees in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in (losses) earnings of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in losses (earnings) of unconsolidated entities in our Consolidated Statements of Cash Flows.
Income Taxes—Taxable income or loss generated by us and our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the Provision for income taxes in the Consolidated Statements of Operations.
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
3. LEASING EQUIPMENT, NET AND PROPERTY
Leasing equipment, net is summarized as follows:

	March 31, 2024	December 31, 2023
Leasing equipment	$46,370	$45,982
Less: Accumulated depreciation	(10,718)	(10,395)
Leasing equipment, net	$35,652	$35,587
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense for leasing equipment	$331	$276

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain (loss) on sale of assets in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million of interest income which is included in Revenues in the Consolidated Statements of Operations during the three months ended March 31, 2024.
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2024	December 31, 2023
Land, site improvements and rights	$182,349	$182,319
Buildings and improvements	18,833	18,769
Bridges and tunnels	176,753	176,753
Terminal machinery and equipment	1,207,802	1,215,197
Track and track related assets	104,568	103,888
Railroad equipment	8,999	8,999
Railcars and locomotives	85,216	85,162
Computer hardware and software	19,362	16,058
Furniture and fixtures	1,887	1,887
Construction in progress	80,888	76,491
Other	21,746	21,613
	1,908,403	1,907,136
Less: Accumulated depreciation	(297,672)	(276,307)
Property, plant and equipment, net	$1,610,731	$1,630,829
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$18,304	$17,973
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2024	December 31, 2023
Intermodal Finance I, Ltd.	Equity method	51.0%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50.1%	—	—
Long Ridge West Virginia LLC	Equity method	50.1%	6,713	6,825
GM-FTAI Holdco LLC	Equity method	See below	51,255	55,740
Clean Planet Energy USA LLC	Equity method	50.0%	10,117	10,136
			$68,085	$72,701
________________________________________________________
(1) The carrying value of $(54.8) million and $(29.3) million as of March 31, 2024 and December 31, 2023, respectively, is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three months ended March 31, 2024 and 2023.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) earnings:

	Three Months Ended March 31,
	2024	2023
Intermodal Finance I, Ltd.	$9	$21
Long Ridge Energy & Power LLC	(6,675)	7,761
Long Ridge West Virginia LLC	(362)	—
GM-FTAI Holdco LLC	(4,486)	(2,341)
Clean Planet Energy USA LLC	(388)	(1,075)
Total	$(11,902)	$4,366
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
As of March 31, 2024, Intermodal owns a portfolio of approximately 173 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. As of March 31, 2024 and December 31, 2023, the balance of the note receivable was $73.3 million and $71.0 million, respectively, recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	March 31, 2024	December 31, 2023
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$3,185	$3,362
Restricted cash	20,455	23,691
Accounts receivable, net	7,052	5,633
Other current assets	6,226	7,357
Total current assets	36,918	40,043
Property, plant, and equipment, net	825,901	828,232
Intangible assets, net	4,085	4,180
Goodwill	86,460	86,460
Other assets	4,583	4,041
Total assets	$957,947	$962,956

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$42,333	$49,538
Debt, net	4,450	4,450
Derivative liabilities	47,002	39,891
Other current liabilities	2,752	2,136
Total current liabilities	96,537	96,015
Debt, net	711,293	699,372
Derivative liabilities	396,715	360,710
Other liabilities	6,986	4,941
Total liabilities	1,211,531	1,161,038

Equity
Total equity	(253,584)	(198,082)
Total liabilities and equity	$957,947	$962,956

	Three Months Ended March 31,
Income Statement	2024	2023
Revenue	$29,306	$56,405
Expenses
Operating expenses	13,860	13,214
Depreciation and amortization	12,007	13,364
Interest expense	16,782	14,440
Total expenses	42,649	41,018
Total other (expense) income	(13)	105
Net (loss) income	$(13,356)	$15,492

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Long Ridge WV was formed to build an energy generating property in West Virginia similar to that of Long Ridge Energy & Power LLC. On the deconsolidation, no gain was recorded as all the assets consist of unproved undeveloped gas properties. We recorded our investment in the legal entity at the cost basis of $7.2 million as of November 17, 2023.
Equity Investments
E-Circuit Motors, Inc.
E-Circuit Motors Inc. (“ECM”) is a software company concentrating on the development and sale of printer circuit board stator motors and also utilizes proprietary software to develop and test such motors in a virtual environment. On March 6, 2024, the Company invested $5.0 million for 166,667 shares of Series D preferred equity, as well as 166,667 warrants of common stock at $0.01 per share in ECM. The preferred shares are convertible to common shares at the option of the investor on a one-for-one basis. We do not exercise significant influence over the investment and will record the preferred share investment as an equity security. The warrants are exercisable only if certain conditions are met over the next two years after the date of the investment. The warrants will be accounted for as equity securities.
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of March 31, 2024, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	March 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(34,033)	(10,745)	(44,778)
Intangible assets, net	$1,480	$49,255	$50,735

	December 31, 2023
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(33,145)	(9,747)	(42,892)
Intangible assets, net	$2,368	$50,253	$52,621
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of customer relationships	$1,886	$1,886
As of March 31, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$4,480
2025	4,000
2026	4,000
2027	4,000
2028	4,000
Thereafter	30,255
Total	$50,735

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$44,250	$44,250
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 11/26/27	63,800	63,800
Total loans payable			108,050	108,050
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00% (iii) Taxable Series 2020B Bonds: 6.00%	(i) 1/1/35 (ii) 1/1/50 (iii) 1/1/25	263,980	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	425,000	425,000
Senior Notes due 2027 (2)	10.500%	6/1/27	576,607	575,181
Total bonds payable			1,265,587	1,264,161
Total debt			1,373,637	1,372,211
Less: Debt issuance costs			(29,448)	(31,301)
Total debt, net			$1,344,189	$1,340,910

Total debt due within one year			$79,060	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $23,393 and $24,819 at March 31, 2024 and December 31, 2023, respectively.
We were in compliance with all debt covenants as of March 31, 2024.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2024	March 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$22,968	$22,968	$—	$—	Market
Restricted cash	41,328	41,328	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$75,960	$64,296	$11,664	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2023	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$29,367	$29,367	$—	$—	Market
Restricted cash	58,112	58,112	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$99,143	$87,479	$11,664	$—
Our cash and cash equivalents and restricted cash consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
The fair value of our commodity derivative assets that are classified as Level 2 measurements are estimated by applying the market approach, based on quotes of observable market transactions, and adjusted for estimated differential factors based on quality and delivery locations.
Except as discussed below, our financial instruments other than cash and cash equivalents, restricted cash and the CarbonFree note receivable consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, whose fair values approximate their carrying values due to their short maturity profiles.
The fair value of our bonds, notes and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2024	December 31, 2023
Series 2020 A Bonds (1)	$148,896	$138,666
Series 2020 B Bonds (1)	77,754	75,928
Series 2021 A Bonds (1)	163,653	154,306
Series 2021 B Bonds (1)	172,672	165,208
Senior Notes due 2027	625,746	625,038
EB-5 Loan Agreement	21,578	21,240
EB-5.2 Loan Agreement	8,279	8,183
EB-5.3 Loan Agreement	22,488	22,491
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

	Three Months Ended March 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$411	$797	$—	$—	$1,208
Rail revenues	45,901	—	—	—	45,901
Terminal services revenues	—	17,819	4,078	—	21,897
Roadside services revenues	—	—	—	13,528	13,528
Other revenue	—	—	1	—	1
Total revenues	$46,312	$18,616	$4,079	$13,528	$82,535

	Three Months Ended March 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$437	$306	$—	$—	$743
Rail revenues	40,568	—	—	—	40,568
Terminal services revenues	—	18,786	362	—	19,148
Roadside services revenues	—	—	—	17,850	17,850
Other revenue	—	—	(1,815)	—	(1,815)
Total revenues	$41,005	$19,092	$(1,453)	$17,850	$76,494
As of March 31, 2024 and December 31, 2023, we recorded capitalized contract cost of $27.4 million and $19.8 million, of which $2.5 million and $2.2 million is included in Other current assets and $24.9 million and $17.6 million is included in Other assets on the Consolidated Balance Sheets, respectively.
During the three months ended March 31, 2024, the Company recognized revenue of $0.3 million that was included in the deferred revenue balance at the beginning of the year.
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
As of March 31, 2024, the Incentive Plan provides for the issuance of up to 30.0 million shares. We report equity-based compensation expense within Operating expenses and General and administrative in the Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023
Restricted shares	$—	$444	$—	0.0
Common units	290	451	1,801	0.8
Total	$290	$895	$1,801
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
The following table presents the expense related to our restricted stock units to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023
Restricted stock units	$2,050	$—	$5,285	1.2
Total	$2,050	$—	$5,285
11. RETIREMENT BENEFIT PLANS
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
The following table summarizes our retirement benefit plan costs. Service costs are recorded in Operating expenses, while other net costs are recorded in Other income within the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$374	$484	$348	$446
Interest costs	154	409	117	374
Expected return on plan assets	(51)	—	—	—
Amortization of prior service costs	—	40	—	34
Amortization of actuarial gains	(3)	—	(46)	—
Total	$474	$933	$419	$854

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The total employer contributions for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.3 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2024 is $1.2 million.
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2024	2023
Current:
Federal	$—	$—
State and local	468	182
Foreign	—	—
Total current provision	468	182
Deferred:
Federal	938	817
State and local	399	730
Foreign	—	—
Total deferred provision	1,337	1,547
Provision for income taxes	$1,805	$1,729
Taxable income or loss generated by us and our corporate subsidiaries by our corporate subsidiaries is subject to U.S. federal, state and foreign corporate income tax in locations where they conduct business.
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
As of and for the three months ended March 31, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2024.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The management fee, Income Incentive Fee, and Capital Gains Incentive Fee that are attributable to the operations of FTAI Infrastructure is recorded in the Management fees and incentive allocation to affiliate on the Consolidated Statements of Operations. These amounts are allocated on the following basis:
Management fee—Management fee is allocated to FTAI Infrastructure by applying the calculation methodology described above to the equity of FTAI Infrastructure included in these consolidated financial statements.
Income Incentive Allocation and Capital Gains Incentive Allocation—The Income Incentive Fee and Capital Gains Incentive Fee are allocated to FTAI Infrastructure by applying the allocation calculation methodology described above to FTAI Infrastructure’s financial results in each respective period.
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended March 31,
	2024	2023
Management fee	$3,001	$2,982
Income incentive fee	—	—
Capital gains incentive fee	—	—
Total	$3,001	$2,982
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$1,344	$1,863
Acquisition and transaction expenses	320	43
Total	$1,664	$1,906
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Accrued management fees	$3,001	$6,400
Other payables	1,664	5,595
As of March 31, 2024 and December 31, 2023, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2024 and December 31, 2023, affiliates of our Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2024 and December 31, 2023 was $(88.5) million and $(78.0) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2024	2023
Non-controlling interest share of net loss	$(10,465)	$(9,185)
In March 2023, we purchased the remaining non-controlling interest of FYX from an affiliate of our Manager for a purchase price of $4.4 million. This resulted in 100% ownership in FYX and the elimination of any non-controlling interest in FYX.
In October 2022, we entered into a shareholder loan agreement with our equity method investee, Long Ridge. Refer to Note 5 for additional information.
The Company subleases a portion of office space from an entity controlled by certain principals of Fortress since February 2023. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $0.1 million and $0.1 million of rent and office related expenses, respectively.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders as determined in accordance with U.S. GAAP.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2024

	Three Months Ended March 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$46,312	$18,616	$4,079	$—	$—	$13,528	$82,535

Expenses
Operating expenses	24,842	19,132	6,171	692	—	13,738	64,575
General and administrative	—	—	—	—	—	4,861	4,861
Acquisition and transaction expenses	184	2	—	—	—	740	926
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,001	3,001
Depreciation and amortization	5,012	12,330	2,444	—	—	735	20,521
Total expenses	30,038	31,464	8,615	692	—	23,075	93,884

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,037)	(4,874)	9	(11,902)
Loss on sale of assets, net	(13)	—	—	—	—	—	(13)
Interest expense	(69)	(9,297)	(146)	—	—	(18,081)	(27,593)
Other (expense) income	(603)	6	—	2,302	660	—	2,365
Total other expense	(685)	(9,291)	(146)	(4,735)	(4,214)	(18,072)	(37,143)
Income (loss) before income taxes	15,589	(22,139)	(4,682)	(5,427)	(4,214)	(27,619)	(48,492)
Provision for (benefit from) income taxes	1,092	(554)	(136)	—	—	1,403	1,805
Net income (loss)	14,497	(21,585)	(4,546)	(5,427)	(4,214)	(29,022)	(50,297)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	61	(10,465)	(286)	—	—	—	(10,690)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	16,975	16,975
Net income (loss) attributable to stockholders	$14,436	$(11,120)	$(4,260)	$(5,427)	$(4,214)	$(45,997)	$(56,582)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended March 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$21,658	$6,801	$(1,683)	$10,392	$(1,859)	$(8,078)	$27,231
Add: Non-controlling share of Adjusted EBITDA							5,682
Add: Equity in losses of unconsolidated entities							(11,902)
Less: Interest and other costs on pension and OPEB liabilities							(600)
Less: Dividends and accretion of redeemable preferred stock							(16,975)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(6,257)
Less: Interest expense							(27,593)
Less: Depreciation and amortization expense							(21,097)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(926)
Less: Equity-based compensation expense							(2,340)
Less: Provision for income taxes							(1,805)
Less: Other non-recurring items							—
Net loss attributable to stockholders							$(56,582)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$41,005	$19,092	$(1,453)	$—	$—	$17,850	$76,494

Expenses
Operating expenses	25,235	16,425	4,929	424	1	18,148	65,162
General and administrative	—	—	—	—	—	3,201	3,201
Acquisition and transaction expenses	183	—	—	22	1	63	269
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,982	2,982
Depreciation and amortization	5,101	11,869	2,245	—	—	920	20,135
Asset impairment	141	—	—	—	—	—	141
Total expenses	30,660	28,294	7,174	446	2	25,314	91,890

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	7,761	(3,416)	21	4,366
Loss on sale of assets, net	(124)	—	—	—	—	—	(124)
Interest expense	(955)	(7,884)	(588)	(2)	—	(13,821)	(23,250)
Other (expense) income	(552)	(1,063)	—	1,229	607	—	221
Total other (expense) income	(1,631)	(8,947)	(588)	8,988	(2,809)	(13,800)	(18,787)
Income (loss) before income taxes	8,714	(18,149)	(9,215)	8,542	(2,811)	(21,264)	(34,183)
Provision for income taxes	598	198	114	—	—	819	1,729
Net income (loss)	8,116	(18,347)	(9,329)	8,542	(2,811)	(22,083)	(35,912)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	18	(9,185)	(498)		—	(228)	(9,893)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	14,570	14,570
Net income (loss) attributable to stockholders	$8,098	$(9,162)	$(8,831)	$8,542	$(2,811)	$(36,425)	$(40,589)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended March 31, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$17,151	$6,518	$(4,861)	$11,314	$(1,710)	$(6,516)	$21,896
Add: Non-controlling share of Adjusted EBITDA							5,221
Add: Equity in earnings of unconsolidated entities							4,366
Less: Interest and other costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion of redeemable preferred stock							(14,570)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(8,190)
Less: Interest expense							(23,250)
Less: Depreciation and amortization expense							(20,135)
Less: Incentive allocations							—
Less: Asset impairment charges							(141)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(269)
Less: Equity-based compensation expense							(895)
Less: Provision for income taxes							(1,729)
Less: Other non-recurring items							(1,288)
Net loss attributable to stockholders							$(40,589)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	March 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$55,389	$73,112	$6,977	$—	$23,065	$5,988	$164,531
Non-current assets	664,043	1,126,457	296,307	6,713	73,036	13,594	2,180,150
Total assets	719,432	1,199,569	303,284	6,713	96,101	19,582	2,344,681

Total debt, net	—	738,283	44,250	—	—	561,656	1,344,189

Current liabilities	49,639	141,146	7,694	1,518	—	39,770	239,767
Non-current liabilities	56,024	720,071	47,670	54,798	—	563,610	1,442,173
Total liabilities	105,663	861,217	55,364	56,316	—	603,380	1,681,940

Redeemable preferred stock	—	—	—	—	—	342,207	342,207

Non-controlling interests in equity of consolidated subsidiaries	3,027	(84,743)	(299)	—	—	—	(82,015)
Total equity	613,769	338,352	247,920	(49,603)	96,101	(926,005)	320,534
Total liabilities, redeemable preferred stock and equity	$719,432	$1,199,569	$303,284	$6,713	$96,101	$19,582	$2,344,681

	December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$58,114	$88,542	$9,267	$2	$22,405	$7,173	$185,503
Non-current assets	667,501	1,137,510	295,685	6,825	77,540	9,045	2,194,106
Total assets	725,615	1,226,052	304,952	6,827	99,945	16,218	2,379,609

Total debt, net	—	737,335	44,250	—	—	559,325	1,340,910

Current liabilities	54,150	65,052	4,912	828	—	25,695	150,637
Non-current liabilities	55,975	797,854	47,816	29,310	—	559,926	1,490,881
Total liabilities	110,125	862,906	52,728	30,138	—	585,621	1,641,518

Redeemable preferred stock	—	—	—	—	—	325,232	325,232

Non-controlling interests in equity of consolidated subsidiaries	2,861	(74,278)	(13)	—	—	—	(71,430)
Total equity	615,490	363,146	252,224	(23,311)	99,945	(894,635)	412,859
Total liabilities, redeemable preferred stock and equity	$725,615	$1,226,052	$304,952	$6,827	$99,945	$16,218	$2,379,609

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of March 31, 2024, the Company has $88.6 million of PIK dividends increasing our Redeemable Preferred Stock balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $15.3 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.
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
If the Redeemable Preferred Stock were redeemed as of March 31, 2024, it would be redeemable for $446.5 million.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
16. EARNINGS PER SHARE AND EQUITY
Basic loss per share of common stock (“LPS”) is calculated by dividing net loss attributable to stockholders by the weighted average number of common stock outstanding, plus any participating securities. Diluted LPS is calculated by dividing net loss attributable to stockholders by the weighted average number of common stock outstanding, plus any participating securities and potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted LPS is presented below:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(50,297)	$(35,912)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(10,690)	(9,893)
Less: Dividends and accretion of redeemable preferred stock	16,975	14,570
Net loss attributable to stockholders	$(56,582)	$(40,589)
Weighted Average Common Stock Outstanding - Basic (1)	104,189,287	102,787,640
Weighted Average Common Stock Outstanding - Diluted (1)	104,189,287	102,787,640

Loss per share:
Basic	$(0.54)	$(0.39)
Diluted (2)	$(0.54)	$(0.40)
________________________________________________________
(1) Three months ended March 31, 2024 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the three months ended March 31, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended March 31, 2024 and 2023, 7,196,869 and 1,647,839 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,685,132	$4.93
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of March 31, 2024 (1)	6,685,132	$4.93
Warrants exercisable as of March 31, 2024 (1)	6,685,132	$4.93
________________________________________________________
(1) Weighted average exercise price as of March 31, 2024 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of March 31, 2024 is 6.3 years. The aggregate intrinsic value of the warrants as of March 31, 2024 is $21.0 million.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
18. SUBSEQUENT EVENTS
Jefferson Credit Agreement
On April 2, 2024, our Jefferson Terminal segment entered into a credit agreement, providing for a $75.0 million term loan facility, which matures at the earlier of (i) December 13, 2024 or (ii) 30 days prior to the date on which the first cash dividend payment on preferred equity is paid, and bears interest at the Applicable Margin of 4.00% plus Adjusted Term SOFR.
Dividends
On May 7, 2024, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended March 31, 2024, payable on May 29, 2024 to the holders of record on May 17, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”). Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, and with Part II, Item 1A, “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation, energy and industrial products industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). We are a publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of March 31, 2024, we had total consolidated assets of $2.3 billion and redeemable preferred stock and equity of $0.7 billion.
Operating Segments
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.

Comparison of the three months ended March 31, 2024 and 2023
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$1,208	$743	$465
Rail revenues	45,901	40,568	5,333
Terminal services revenues	21,897	19,148	2,749
Roadside services revenues	13,528	17,850	(4,322)
Other revenue	1	(1,815)	1,816
Total revenues	82,535	76,494	6,041

Expenses
Operating expenses	64,575	65,162	(587)
General and administrative	4,861	3,201	1,660
Acquisition and transaction expenses	926	269	657
Management fees and incentive allocation to affiliate	3,001	2,982	19
Depreciation and amortization	20,521	20,135	386
Asset impairment	—	141	(141)
Total expenses	93,884	91,890	1,994

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(11,902)	4,366	(16,268)
Loss on sale of assets, net	(13)	(124)	111
Interest expense	(27,593)	(23,250)	(4,343)
Other income	2,365	221	2,144
Total other expense	(37,143)	(18,787)	(18,356)
Loss from before income taxes	(48,492)	(34,183)	(14,309)
Provision for income taxes	1,805	1,729	76
Net loss	(50,297)	(35,912)	(14,385)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(10,690)	(9,893)	(797)
Less: Dividends and accretion of redeemable preferred stock	16,975	14,570	2,405
Net loss attributable to stockholders	$(56,582)	$(40,589)	$(15,993)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to stockholders	$(56,582)	$(40,589)	$(15,993)
Add: Provision for income taxes	1,805	1,729	76
Add: Equity-based compensation expense	2,340	895	1,445
Add: Acquisition and transaction expenses	926	269	657
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	1,125	(1,125)
Add: Asset impairment charges	—	141	(141)
Add: Incentive allocations	—	—	—
Add: Depreciation & amortization expense (1)	21,097	20,135	962
Add: Interest expense	27,593	23,250	4,343
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	6,257	8,190	(1,933)
Add: Dividends and accretion of redeemable preferred stock	16,975	14,570	2,405
Add: Interest and other costs on pension and OPEB liabilities	600	480	120
Add: Other non-recurring items (3)	—	1,288	(1,288)
Less: Equity in losses (earnings) of unconsolidated entities	11,902	(4,366)	16,268
Less: Non-controlling share of Adjusted EBITDA (4)	(5,682)	(5,221)	(461)
Adjusted EBITDA (non-GAAP)	$27,231	$21,896	$5,335
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) depreciation and amortization expense of $20,521 and $20,135 and (ii) capitalized contract costs amortization of $576 and $—.
(2) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net (loss) income of $(11,942) and $4,318, (ii) interest expense of $10,893 and $8,032, (iii) depreciation and amortization expense of $5,130 and $5,666, (iv) acquisition and transaction expenses of $19 and $20, (v) changes in fair value of non-hedge derivative instruments of $2,053 and $(9,847), (vi) equity-based compensation of $1 and $1, (vii) asset impairment of $87 and $— and (viii) equity method basis adjustments of $16 and $—, respectively.
(3) Includes the following item for the three months ended March 31, 2023: Railroad severance expense of $1,288.
(4) Includes the following items for the three months ended March 31, 2024 and 2023: (i) equity-based compensation of $431 and $110, (ii) (benefit from) provision for income taxes of $(134) and $53, (iii) interest expense of $2,189 and $1,857, (iv) depreciation and amortization expense of $3,194 and $3,136, (v) changes in fair value of non-hedge derivative instruments of $— and $61, (vi) interest and other costs on pension and OPEB liabilities of $2 and $1 and (vii) other non-recurring items of $— and $3, respectively.
Revenue
Comparison of the three months ended March 31, 2024 and 2023
Total revenues increased $6.0 million due to higher revenues of $5.3 million in the Railroad segment and $5.5 million in the Repauno segment, offset by lower revenues of $4.3 million in the Corporate and Other segment and $0.5 million in the Jefferson Terminal segment.
Roadside services revenue decreased $4.3 million due to the decline of roadside services for FYX.
Terminal services revenues increased $2.7 million primarily due to the commencement of a butane throughput contract at Repauno in April 2023.
Rail revenues increased $5.3 million primarily due to an increase in both carloads and rates per car.
Expenses
Comparison of the three months ended March 31, 2024 and 2023
Total expenses increased $2.0 million, primarily due to an increase in (i) acquisition and transaction expenses, (ii) general and administrative expenses and (iii) depreciation and amortization, partially offset by a decrease in operating expenses.
Acquisition and transaction expenses increased $0.7 million associated with professional fees for a potential acquisition in the Corporate and Other segment.

General and administrative expenses increased $1.7 million primarily due to higher professional fees in the Corporate and Other segment.
Depreciation and amortization increased $0.4 million primarily due to additional assets placed in service in the Jefferson Terminal segment.
Operating expenses decreased $0.6 million which primarily reflects:
•a decrease of $4.4 million due to decreased roadside services at FYX; and
•a decrease of $0.5 million in fuel costs in the Railroad segment; partially offset by
•an increase of $2.7 million primarily due to costs associated with stock-based compensation, insurance, higher labor and other costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $1.2 million in the Repauno segment which primarily reflects higher operating expenses due to costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense increased $18.4 million during the three months ended March 31, 2024 which primarily reflects:
•an increase in interest expense of $4.3 million primarily due to an increase in the average outstanding debt of approximately $71.0 million which consists of (i) $100.6 million for the Senior Notes due 2027, (ii) $19.3 million for the DRP Revolver and (iii) $1.1 million for the EB-5 Loan Agreement, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million; and
•an increase of $16.3 million in equity in losses of unconsolidated entities primarily due to a decrease in unrealized gains on power swaps at Long Ridge; partially offset by
•an increase of $2.1 million in Other income due to interest income from increased loan balance on the loan agreement between the Company and Long Ridge Energy & Power LLC.
Net loss
Net loss increased $14.4 million during the three months ended March 31, 2024 primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.3 million during the three months ended March 31, 2024 primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$411	$437	$(26)
Rail revenues	45,901	40,568	5,333
Total revenues	46,312	41,005	5,307

Expenses
Operating expenses	24,842	25,235	(393)
Acquisition and transaction expenses	184	183	1
Depreciation and amortization	5,012	5,101	(89)
Asset impairment	—	141	(141)
Total expenses	30,038	30,660	(622)

Other expense
Loss on sale of assets, net	(13)	(124)	111
Interest expense	(69)	(955)	886
Other expense	(603)	(552)	(51)
Total other expense	(685)	(1,631)	946
Income before income taxes	15,589	8,714	6,875
Provision for income taxes	1,092	598	494
Net income	14,497	8,116	6,381
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	61	18	43
Net income attributable to stockholders	$14,436	$8,098	$6,338

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net income attributable to stockholders	$14,436	$8,098	$6,338
Add: Provision for income taxes	1,092	598	494
Add: Equity-based compensation expense	290	325	(35)
Add: Acquisition and transaction expenses	184	183	1
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	141	(141)
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,012	5,101	(89)
Add: Interest expense	69	955	(886)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	600	480	120
Add: Other non-recurring items (1)	—	1,288	(1,288)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(25)	(18)	(7)
Adjusted EBITDA	$21,658	$17,151	$4,507
________________________________________________________
(1) Includes the following item for the three months ended March 31, 2023: Railroad severance expense of $1,288.
(2) Includes the following items for the three months ended March 31, 2024 and 2023: (i) equity-based compensation of $1 and $1, (ii) provision for income taxes of $4 and $1, (iii) interest expense of $— and $2, (iv) depreciation and amortization expense of $18 and $10, (v) interest and other costs on pension and OPEB liabilities of $2 and $1 and (vi) other non-recurring items of $— and $3, respectively.
Revenues
Total revenues increased $5.3 million during the three months ended March 31, 2024 primarily due to both an increase in carloads and rates per car.
Expenses
Total expenses decreased $0.6 million during the three months ended March 31, 2024, which primarily reflects a decrease in operating expenses of $0.4 million mainly due to lower fuel costs.
Other expense
Total other expense decreased $0.9 million during the three months ended March 31, 2024, which primarily reflects a decrease in interest expense related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.5 million during the three months ended March 31, 2024 primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Lease income	$797	$306	$491
Terminal services revenues	17,819	18,786	(967)
Total revenues	18,616	19,092	(476)

Expenses
Operating expenses	19,132	16,425	2,707
Acquisition and transaction expenses	2	—	2
Depreciation and amortization	12,330	11,869	461
Total expenses	31,464	28,294	3,170

Other (expense) income
Interest expense	(9,297)	(7,884)	(1,413)
Other income (expense)	6	(1,063)	1,069
Total other expense	(9,291)	(8,947)	(344)
Loss before income taxes	(22,139)	(18,149)	(3,990)
(Benefit from) provision for income taxes	(554)	198	(752)
Net loss	(21,585)	(18,347)	(3,238)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(10,465)	(9,185)	(1,280)
Net loss attributable to stockholders	$(11,120)	$(9,162)	$(1,958)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to stockholders	$(11,120)	$(9,162)	$(1,958)
Add: (Benefit from) provision for income taxes	(554)	198	(752)
Add: Equity-based compensation expense	1,759	444	1,315
Add: Acquisition and transaction expenses	2	—	2
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	12,906	11,869	1,037
Add: Interest expense	9,297	7,884	1,413
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(5,489)	(4,715)	(774)
Adjusted EBITDA (non-GAAP)	$6,801	$6,518	$283
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) depreciation and amortization expense of $12,330 and $11,869 and (ii) capitalized contract costs amortization of $576 and $—.
(2) Includes the following items for the three months ended March 31, 2024 and 2023: (i) equity-based compensation of $412 and $102, (ii) (benefit from) provision for income taxes of $(130) and $46, (iii) interest expense of $2,180 and $1,823 and (iv) depreciation and amortization expense of $3,027 and $2,744, respectively.
Revenues
Total revenues decreased $0.5 million during the three months ended March 31, 2024 due to a decrease in average crude oil throughput volumes.
Expenses
Total expenses increased $3.2 million during the three months ended March 31, 2024 which primarily reflects:
•an increase in operating expenses of $2.7 million primarily due to costs associated with stock-based compensation, insurance, higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.5 million due to additional assets being placed into service.
Other expense
Total other expense increased $0.3 million during the three months ended March 31, 2024, which primarily reflects an increase in interest expense of $1.4 million due to a reduction in capitalized interest, partially offset by a benefit of $1.1 million from the decrease in prior period losses related to the termination of a pipeline contract.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.3 million during the three months ended March 31, 2024 primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Terminal services revenues	$4,078	$362	$3,716
Other revenue	1	(1,815)	1,816
Total revenues	4,079	(1,453)	5,532

Expenses
Operating expenses	6,171	4,929	1,242
Depreciation and amortization	2,444	2,245	199
Total expenses	8,615	7,174	1,441

Other expense
Interest expense	(146)	(588)	442
Total other expense	(146)	(588)	442
Loss before income taxes	(4,682)	(9,215)	4,533
(Benefit from) provision for income taxes	(136)	114	(250)
Net loss	(4,546)	(9,329)	4,783
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(286)	(498)	212
Net loss attributable to stockholders	$(4,260)	$(8,831)	$4,571
The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to stockholders	$(4,260)	$(8,831)	$4,571
Add: (Benefit from) provision for income taxes	(136)	114	(250)
Add: Equity-based compensation expense	291	126	165
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	1,125	(1,125)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,444	2,245	199
Add: Interest expense	146	588	(442)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(168)	(228)	60
Adjusted EBITDA (non-GAAP)	$(1,683)	$(4,861)	$3,178
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) equity-based compensation of $18 and $7, (ii) (benefit from) provision for income taxes of $(8) and $6, (iii) interest expense of $9 and $32, (iv) depreciation and amortization expense of $149 and $122 and (v) changes in fair value of non-hedge derivative instruments of $— and $61, respectively.

Revenues
Total revenue increased $5.5 million during the three months ended March 31, 2024 primarily due to (i) the commencement of a butane throughput contract at Repauno in April 2023, as well as (ii) losses in the prior year related to the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $1.4 million during the three months ended March 31, 2024, which primarily reflects higher operating expenses due to costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense decreased $0.4 million during the three months ended March 31, 2024, which reflects an increase in capitalized interest, partially offset by an increase in interest expense due to an increase in the borrowing amount on the revolver, amended in December 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.2 million during the three months ended March 31, 2024 primarily due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Expenses
Operating expenses	692	424	268
Acquisition and transaction expenses	—	22	(22)
Total expenses	692	446	246

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(7,037)	7,761	(14,798)
Interest expense	—	(2)	2
Other income	2,302	1,229	1,073
Total other (expense) income	(4,735)	8,988	(13,723)
Net (loss) income attributable to stockholders	$(5,427)	$8,542	$(13,969)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net (loss) income attributable to stockholders	$(5,427)	$8,542	$(13,969)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	22	(22)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	2	(2)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	8,782	10,509	(1,727)
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	7,037	(7,761)	14,798
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$10,392	$11,314	$(922)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net (loss) income of $(7,053) and $7,761, (ii) interest expense of $9,210 and $7,234, (iii) depreciation and amortization expense of $4,449 and $5,340, (iv) acquisition and transaction expenses of $19 and $20, (v) changes in fair value of non-hedge derivative instruments of $2,053 and $(9,847), (vi) equity-based compensation of $1 and $1, (vii) asset impairment of $87 and $— and (viii) equity method basis adjustments of $16 and $—, respectively.
Expenses
Total expenses increased $0.2 million during the three months ended March 31, 2024, which primarily relates to an increase in professional fees.
Other (expense) income
Total other expense increased $13.7 million during the three months ended March 31, 2024 which reflects:
•an increase in equity in losses of unconsolidated entities of $14.8 million, primarily due to decrease in unrealized gains on power swaps at Long Ridge; partially offset by
•an increase in other income of $1.1 million due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.9 million during the three months ended March 31, 2024 due to a decrease in the pro-rata share of adjusted EBITDA from unconsolidated entities of $1.7 million and the changes noted above.

Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Expenses
Operating expenses	—	1	(1)
Acquisition and transaction expenses	—	1	(1)
Total expenses	—	2	(2)

Other (expense) income
Equity in losses of unconsolidated entities	(4,874)	(3,416)	(1,458)
Other income	660	607	53
Total other expense	(4,214)	(2,809)	(1,405)
Net loss attributable to stockholders	$(4,214)	$(2,811)	$(1,403)
The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to stockholders	$(4,214)	$(2,811)	$(1,403)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	1	(1)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive Allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(2,519)	(2,316)	(203)
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	4,874	3,416	1,458
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$(1,859)	$(1,710)	$(149)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net loss of $(4,874) and $(3,419), (ii) interest expense of $1,674 and $777 and (iii) depreciation and amortization expense of $681 and $326, respectively.
Other expense
Total other expense increased $1.4 million during the three months ended March 31, 2024, which reflects changes in equity in losses of unconsolidated entities primarily due to higher operating losses at GM-FTAI Holdco LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.1 million during the three months ended March 31, 2024 primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Revenues
Roadside services revenues	$13,528	$17,850	$(4,322)
Total revenues	13,528	17,850	(4,322)

Expenses
Operating expenses	13,738	18,148	(4,410)
General and administrative	4,861	3,201	1,660
Acquisition and transaction expenses	740	63	677
Management fees and incentive allocation to affiliate	3,001	2,982	19
Depreciation and amortization	735	920	(185)
Total expenses	23,075	25,314	(2,239)

Other income (expense)
Equity in earnings of unconsolidated entities	9	21	(12)
Interest expense	(18,081)	(13,821)	(4,260)
Total other expense	(18,072)	(13,800)	(4,272)
Loss before income taxes	(27,619)	(21,264)	(6,355)
Provision for income taxes	1,403	819	584
Net loss	(29,022)	(22,083)	(6,939)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(228)	228
Less: Dividends and accretion of redeemable preferred stock	16,975	14,570	2,405
Net loss attributable to stockholders	$(45,997)	$(36,425)	$(9,572)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023
Net loss attributable to stockholders	$(45,997)	$(36,425)	$(9,572)
Add: Provision for income taxes	1,403	819	584
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	740	63	677
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	735	920	(185)
Add: Interest expense	18,081	13,821	4,260
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(6)	(3)	(3)
Add: Dividends and accretion of redeemable preferred stock	16,975	14,570	2,405
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	(9)	(21)	12
Less: Non-controlling share of Adjusted EBITDA (2)	—	(260)	260
Adjusted EBITDA (non-GAAP)	(8,078)	(6,516)	(1,562)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2024 and 2023: (i) net loss of $(15) and $(24) and (ii) interest expense of $9 and $21, respectively.
(2) Includes the following item for the three months ended March 31, 2024 and 2023: (i) depreciation and amortization expense of $— and $260.
Revenues
Total revenues decreased $4.3 million during the three months ended March 31, 2024 primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $2.2 million during the three months ended March 31, 2024 which primarily reflects:
•a decrease in operating expenses of $4.4 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $0.2 million due to assets that became fully depreciated; partially offset by
•an increase in general and administrative expenses of $1.7 million primarily due to higher professional fees; and
•an increase in acquisition and transaction expenses of $0.7 million associated with professional fees for a potential acquisition.
Other expense
Total other expense increased $4.3 million during the three months ended March 31, 2024, which primarily reflects an increase in interest expense due to the additional issuance of the Senior Notes due 2027 in July 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.6 million during the three months ended March 31, 2024 primarily due to the changes noted above.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt financing.
On April 2, 2024, Jefferson Terminal entered into a credit agreement, providing for a $75.0 million term loan facility, which matures at the earlier of (i) December 13, 2024 or (ii) 30 days prior to the date on which the first cash dividend payment on preferred equity is paid, and bears interest at the Applicable Margin of 4.00% plus Adjusted Term SOFR. The proceeds will be used for general corporate purposes.
As discussed in Note 2 to the consolidated financial statements, in performing the first step of the evaluation under ASC 205-40, management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayments of Jefferson Terminal’s $75.0 million credit agreement due on December 13, 2024 and Taxable Series 2020B Bonds totaling $79.1 million that mature on January 1, 2025 and dividend payments on Series A Preferred Stock. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management has approved and began implementing a plan to alleviate liquidity risk by: (i) refinancing the Taxable Series 2020B Bonds and issuing new long-term, low-cost municipal bonds, including contributing additional unencumbered assets as collateral; and (ii) continuing to accrue paid-in-kind dividends on its Series A Senior Preferred Stock. On May 10, 2024, Jefferson Terminal announced an approximately $276 million municipal bond offering, and expects to close the offering in the coming weeks. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued.
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
•Cash used for the purpose of making investments was $18.9 million and $66.9 million during the three months ended March 31, 2024 and 2023, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of March 31, 2024, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $3.9 million and $12.1 million during the three months ended March 31, 2024 and 2023, respectively.
•During the three months ended March 31, 2024, no additional borrowings were obtained and we did not make any principal repayments of debt. During the three months ended March 31, 2023, additional borrowings were obtained in connection with the (i) Transtar Revolver of $40.0 million and (ii) EB-5 Loan Agreement of $1.6 million.
•Proceeds from the sale of assets were $— million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
Historical Cash Flow
Comparison of the three months ended March 31, 2024 and 2023
The following table compares the historical cash flow for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flow Data:
Net cash used in operating activities	$(3,883)	$(12,144)
Net cash used in investing activities	(18,846)	(66,842)
Net cash (used in) provided by financing activities	(454)	37,777
Net cash used in operating activities decreased $8.3 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) equity in losses of unconsolidated entities of $16.3 million, (ii) changes in working capital of $4.9 million, (iii) changes in depreciation and amortization of $0.4 million, (iv) changes in equity-based compensation of $1.4 million and (v) changes in amortization of deferred financing costs of $0.5 million, partially offset by (i) an increase in our net loss of $14.4 million and (ii) changes in fair value of non-hedge derivatives of $1.1 million.

Net cash used in investing activities decreased $48.0 million, primarily due to (i) a decrease in the acquisition of property, plant and equipment of $27.0 million and (ii) a decrease in the investment in promissory notes and loans of $20.5 million.
Net cash used in financing activities increased $38.2 million, primarily due to (i) a decrease in proceeds from debt of $41.6 million and (ii) a decrease in settlement of equity-based compensation of $0.1 million, partially offset by (i) a decrease in cash dividends paid of $3.1 million and (ii) a decrease in payment of deferred financing costs of $0.4 million.
Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2024, we had outstanding principal and interest payment obligations of $1.4 billion and $0.5 billion, respectively, of which, $79.1 million and $90.1 million, respectively, are due within the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2024, we had outstanding operating and finance lease obligations of $166.5 million, of which $8.2 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $38.6 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for twelve months. See Note 15 for additional information related to our preferred stock obligations.
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
As of October 1, 2023, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, EBITDA margins, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
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
There was no impairment of goodwill for the year ended December 31, 2023.
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
As of March 31, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.4 million or a decrease of approximately $0.4 million in interest expense over the next 12 months.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the evaluation of our disclosure controls and procedures as of March 31, 2024, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made no significant changes in our remediation plans during the three months ended March 31, 2024 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024.

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
The fair market values of our assets may decrease or increase depending on a number of factors, including general economic and market conditions affecting our target markets, type and age of assets, supply and demand for assets, competition, new governmental or other regulations and technological advances, all of which could impact our profitability and our ability to develop, operate, or sell such assets. In addition, our assets depreciate as they age and may generate lower revenues and cash flows. We must be able to replace such older, depreciated assets with newer assets, or our ability to maintain or increase our revenues and cash flows will decline. In addition, if we dispose of an asset for a price that is less than the depreciated book value of the asset on our balance sheet or if we determine that an asset’s value has been impaired, we will recognize a related charge in our Consolidated Statements of Operations and such charge could be material.
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
We earned approximately 51% and 48%, respectively, of total revenues for the three months ended March 31, 2024 and 2023 from one customer in the Railroad segment. Additionally, we earned 14% and 12%, respectively, of total revenues for the three months ended March 31, 2024 and 2023 from one customer in the Jefferson Terminal segment. As of March 31, 2024 accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 54% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
As further described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting relating to the Company’s review of the cash flow projections and other key assumptions used in the goodwill impairment test analysis as of October 1, 2023, relating to the Jefferson Terminal reporting unit was not timely or in sufficient detail.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit No.	Description
*	2.1	Separation and Distribution Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc. and Fortress Transportation and Infrastructure Investors LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Certificate of Designations of Series A Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.5	Certificate of Amendment to the Certificate of Designations of Series A Senior Preferred Stock of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	4.1	Indenture, dated as of July 7, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form 10, filed July 12, 2022).
	4.2	First Supplemental Indenture, dated as of July 25, 2022, between FTAI Infra Escrow Holdings, LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 25, 2022)
	4.3	Second Supplemental Indenture, dated as of August 1, 2022, among FTAI Infrastructure Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	4.4	Third Supplemental Indenture, dated as of July 5, 2023, between FTAI Infrastructure Inc. and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 5, 2023).
	4.5	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, filed March 27, 2024).
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.11	Credit Agreement, dated as of February 11, 2020, among Jefferson 2020 Bond Borrower LLC, as the borrower and Fortress Transportation and Infrastructure Investors LLC, acting through one or more affiliates, as the lender (incorporated by reference to Exhibit 10.15 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.12	Senior Loan Agreement, dated as of February 1, 2020, between Port of Beaumont Navigation District of Jefferson County, Texas, as issuer and Jefferson 2020 Bond Borrower LLC, as borrower (incorporated by reference to Exhibit 10.16 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	Exhibit No.	Description
	10.14	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	May 10, 2024
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	May 10, 2024
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer