Form 10-Q
period 2024-06-30
FTAI Infrastructure Inc.
filed 2024-08-02
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2024, the number of outstanding shares of the registrant’s common stock was 105,043,614 shares.

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

•effects of the recently completed acquisition of Softbank Group Corp.’s (“Softbank”) equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala Capital, a wholly owned asset management subsidiary of Mubadala Investment Company (“Mubadala”);
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	2	$33,101	$29,367
Restricted cash	2	153,364	58,112
Accounts receivable, net	2	52,221	55,990
Other current assets	2	50,557	42,034
Total current assets		289,243	185,503
Leasing equipment, net	3	36,114	35,587
Operating lease right-of-use assets, net		68,280	69,748
Property, plant, and equipment, net	4	1,605,786	1,630,829
Investments	5	63,472	72,701
Intangible assets, net	6	48,838	52,621
Goodwill	2	275,367	275,367
Other assets	2	65,308	57,253
Total assets		$2,452,408	$2,379,609

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$111,570	$130,796
Operating lease liabilities		7,222	7,218
Other current liabilities		18,828	12,623
Total current liabilities		137,620	150,637
Debt, net	7	1,554,124	1,340,910
Operating lease liabilities		61,070	62,441
Other liabilities		53,110	87,530
Total liabilities		1,805,924	1,641,518

Commitments and contingencies	17	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; redemption amount of $446.5 million at June 30, 2024 and December 31, 2023)	15	359,817	325,232

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 101,704,885 and 100,589,572 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)		1,016	1,006
Additional paid in capital		803,603	843,971
Accumulated deficit		(258,520)	(182,173)
Accumulated other comprehensive loss		(151,268)	(178,515)
Stockholders' equity		394,831	484,289
Non-controlling interest in equity of consolidated subsidiaries		(108,164)	(71,430)
Total equity		286,667	412,859
Total liabilities, redeemable preferred stock and equity		$2,452,408	$2,379,609
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2024	2023	2024	2023
Revenues
Total revenues	9	$84,887	$81,832	$167,422	$158,326

Expenses
Operating expenses		61,225	62,775	125,800	127,937
General and administrative		2,840	3,702	7,701	6,903
Acquisition and transaction expenses		921	636	1,847	905
Management fees and incentive allocation to affiliate	13	2,776	3,084	5,777	6,066
Depreciation and amortization	3, 6	20,163	20,292	40,684	40,427
Asset impairment		—	602	—	743
Total expenses		87,925	91,091	181,809	182,981

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	5	(12,788)	(1,625)	(24,690)	2,741
(Loss) gain on sale of assets, net		(150)	647	(163)	523
Loss on modification or extinguishment of debt	7	(9,170)	—	(9,170)	—
Interest expense		(29,690)	(24,182)	(57,283)	(47,432)
Other income		6,963	1,370	9,328	1,591
Total other expense		(44,835)	(23,790)	(81,978)	(42,577)
Loss before income taxes		(47,873)	(33,049)	(96,365)	(67,232)
Provision for income taxes	12	267	823	2,072	2,552
Net loss		(48,140)	(33,872)	(98,437)	(69,784)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(11,400)	(10,276)	(22,090)	(20,169)
Less: Dividends and accretion of redeemable preferred stock		17,610	15,257	34,585	29,827
Net loss attributable to stockholders		$(54,350)	$(38,853)	$(110,932)	$(79,442)

Loss per share:	16
Basic		$(0.52)	$(0.38)	$(1.06)	$(0.77)
Diluted		$(0.52)	$(0.38)	$(1.06)	$(0.77)
Weighted average shares outstanding:
Basic		105,039,831	102,793,800	104,612,209	102,790,737
Diluted		105,039,831	102,793,800	104,612,209	102,790,737
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(48,140)	$(33,872)	$(98,437)	$(69,784)
Other comprehensive income (loss):
Other comprehensive income related to equity method investees	22,219	62,578	1,104	115,430
Change in pension and other employee benefit accounts (1)	26,156	(12)	26,143	(24)
Comprehensive income (loss)	235	28,694	(71,190)	45,622
Comprehensive loss attributable to non-controlling interests	(11,400)	(10,276)	(22,090)	(20,169)
Comprehensive income (loss) attributable to stockholders	$11,635	$38,970	$(49,100)	$65,791
______________________________________________________________________________________
(1) Net of deferred tax expense of $1.6 million for the three and six months ended June 30, 2024.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2024
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,006	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss			(39,607)		(10,690)	(50,297)
Other comprehensive loss				(21,128)		(21,128)
Total comprehensive loss	—	—	(39,607)	(21,128)	(10,690)	(71,425)
Settlement of equity-based compensation		(3,029)			(185)	(3,214)
Issuance of common shares	10	(10)				—
Dividends declared on common stock		(3,051)				(3,051)
Dividends and accretion of redeemable preferred stock		(16,975)				(16,975)
Equity-based compensation		2,050			290	2,340
Equity - March 31, 2024	$1,016	$822,956	$(221,780)	$(199,643)	$(82,015)	$320,534
Net loss			(36,740)		(11,400)	(48,140)
Other comprehensive income				48,375		48,375
Total comprehensive (loss) income	—	—	(36,740)	48,375	(11,400)	235
Settlement of equity-based compensation					—	—
Issuance of common shares		—				—
Distributions to non-controlling interest					(15,039)	(15,039)
Dividends declared on common stock		(3,252)				(3,252)
Dividends and accretion of redeemable preferred stock		(17,610)				(17,610)
Equity-based compensation		1,509			290	1,799
Equity - June 30, 2024	$1,016	$803,603	$(258,520)	$(151,268)	$(108,164)	$286,667

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2023
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(26,019)		(9,893)	(35,912)
Other comprehensive income				52,840		52,840
Total comprehensive (loss) income	—	—	(26,019)	52,840	(9,893)	16,928
Settlement of equity-based compensation					(90)	(90)
Acquisition of a consolidated subsidiary		(953)			(3,495)	(4,448)
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion of redeemable preferred stock		(14,570)				(14,570)
Equity-based compensation					895	895
Equity - March 31, 2023	$994	$892,992	$(86,856)	$(247,293)	$(39,412)	$520,425
Net loss			(23,596)		(10,276)	(33,872)
Other comprehensive income				62,566		62,566
Total comprehensive (loss) income	—	—	(23,596)	62,566	(10,276)	28,694
Distributions to non-controlling interest					(20)	(20)
Dividends declared on common stock		(3,086)				(3,086)
Dividends and accretion of redeemable preferred stock		(15,257)				(15,257)
Equity-based compensation		80			562	642
Equity - June 30, 2023	$994	$874,729	$(110,452)	$(184,727)	$(49,146)	$531,398
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(98,437)	$(69,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	24,690	(2,741)
Loss (gain) on sale of assets, net	163	(523)
Loss on modification or extinguishment of debt	9,170	—
Equity-based compensation	4,139	1,537
Depreciation and amortization	40,684	40,427
Asset impairment	—	743
Change in deferred income taxes	1,493	2,110
Change in fair value of non-hedge derivative	—	1,125
Amortization of deferred financing costs	4,570	3,098
Amortization of bond discount	2,898	2,144
Provision for (benefit from) credit losses	514	(74)
Change in:
Accounts receivable	3,255	4,506
Other assets	(3,040)	(4,724)
Accounts payable and accrued liabilities	(12,787)	(6,202)
Other liabilities	1,218	11,427
Net cash used in operating activities	(21,470)	(16,931)

Cash flows from investing activities:
Investment in unconsolidated entities	(1,639)	(3,315)
Acquisition of consolidated subsidiary	—	(4,448)
Acquisition of leasing equipment	(1,204)	—
Acquisition of property, plant and equipment	(27,420)	(65,696)
Investment in promissory notes and loans	(17,500)	(22,000)
Investment in equity instruments	(5,000)	—
Proceeds from sale of leasing equipment	—	115
Proceeds from sale of property, plant and equipment	111	988
Net cash used in investing activities	(52,652)	(94,356)

Cash flows from financing activities:
Proceeds from debt, net	449,689	66,600
Repayment of debt	(242,001)	—
Payment of financing costs	(10,022)	(1,192)
Cash dividends - common stock	(6,303)	(6,170)
Settlement of equity-based compensation	(3,216)	(90)
Distributions to non-controlling interests	(15,039)	(20)
Net cash provided by financing activities	173,108	59,128

Net decrease in cash and cash equivalents and restricted cash	98,986	(52,159)
Cash and cash equivalents and restricted cash, beginning of period	87,479	149,642
Cash and cash equivalents and restricted cash, end of period	$186,465	$97,483

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$—	$(838)
Dividends and accretion of redeemable preferred stock	(34,585)	(29,827)
Non-cash change in equity method investment	1,104	115,430
Financing fees	(716)	—
Repayment of debt	(592)	—
Sale of easement	3,486	—
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
VIE assets of DRP were $298.7 million and $305.0 million, and total VIE liabilities of DRP were $52.5 million and $52.7 million as of June 30, 2024 and December 31, 2023, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.2 million and $1.4 million during the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $2.8 million during the six months ended June 30, 2024 and 2023, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $5.1 million and $4.9 million during the three months ended June 30, 2024 and 2023, respectively, and $10.3 million and $9.2 million during the six months ended June 30, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Assets—Other current assets is comprised of:

	June 30, 2024	December 31, 2023
Note receivable	$23,144	$21,425
Prepaid expenses	10,770	8,930
Other receivables	8,448	5,716
Other assets	8,195	5,963
Total other current assets	$50,557	$42,034
The Company records interest income on the note receivable in Other income in the Consolidated Statements of Operations using the contractual interest rate.
Other Assets—Other assets primarily consists of a note receivable of $11.3 million and $11.7 million as of June 30, 2024 and December 31, 2023, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate. Other assets also consists of capitalized contract costs of $21.0 million and $17.6 million as of June 30, 2024 and December 31, 2023, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively, as of June 30, 2024 and December 31, 2023, respectively.
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
There were no impairments of goodwill for the three and six months ended June 30, 2024 and 2023.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $16.2 million and $31.3 million as of June 30, 2024 and December 31, 2023, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $2.7 million and $1.7 million during the three months ended June 30, 2024 and 2023, respectively, and $4.6 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 49% and 50% of total revenues for the three and six months ended June 30, 2024, respectively, from one customer in the Railroad segment. Additionally, we earned 13% and 14% of total revenues for the three and six months ended June 30, 2024 from one customer in the Jefferson Terminal segment. We earned 54% and 51% of total revenues for the three and six months ended June 30, 2023, respectively, from one customer in the Railroad segment. We earned 11% of total revenues for the three and six months ended June 30, 2023, respectively, from one customer in the Jefferson Terminal segment.
As of June 30, 2024, accounts receivable from three customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 65% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to cash flow hedges of our equity method investees and changes in pension and other employee benefit accounts.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees in our Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows.
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
3. LEASING EQUIPMENT, NET AND PROPERTY
Leasing equipment, net is summarized as follows:

	June 30, 2024	December 31, 2023
Leasing equipment	$47,177	$45,982
Less: Accumulated depreciation	(11,063)	(10,395)
Leasing equipment, net	$36,114	$35,587
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense for leasing equipment	$345	$276	$676	$552
Sales-Type Leases
In December 2023, Jefferson Terminal entered into an agreement to lease land to an entity controlled by certain employees of the Manager. The lease is initially for a two-year construction period and eight years post-completion with renewals that extend the lease up to 32 years. We determined that the lease is a sales-type lease as the present value of the lease payments is substantially all of fair value. Lease payments will increase based on an inflation escalator and be treated as variable lease payments as they occur.
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in (Loss) gain on sale of assets in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million and $0.4 million of interest income, respectively, which is included in Revenues in the Consolidated Statements of Operations during the three and six months ended June 30, 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2024	December 31, 2023
Land, site improvements and rights	$182,964	$182,319
Buildings and improvements	18,654	18,769
Bridges and tunnels	176,753	176,753
Terminal machinery and equipment	1,209,852	1,215,197
Track and track related assets	104,412	103,888
Railroad equipment	9,231	8,999
Railcars and locomotives	89,599	85,162
Computer hardware and software	19,577	16,058
Furniture and fixtures	2,065	1,887
Construction in progress	86,024	76,491
Other	22,174	21,613
	1,921,305	1,907,136
Less: Accumulated depreciation	(315,519)	(276,307)
Property, plant and equipment, net	$1,605,786	$1,630,829
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$17,933	$18,121	$36,237	$36,094
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2024	December 31, 2023
Intermodal Finance I, Ltd.	Equity method	51.0%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50.1%	—	—
Long Ridge West Virginia LLC	Equity method	50.1%	6,523	6,825
GM-FTAI Holdco LLC	Equity method	See below	46,110	55,740
Clean Planet Energy USA LLC	Equity method	50.0%	10,839	10,136
			$63,472	$72,701
________________________________________________________
(1) The carrying value of $(19.3) million and $(29.3) million as of June 30, 2024 and December 31, 2023, respectively, is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2024 and 2023.
The following table presents our proportionate share of equity in (losses) earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Intermodal Finance I, Ltd.	$12	$13	$21	$34
Long Ridge Energy & Power LLC	(7,147)	1,639	(13,822)	9,400
Long Ridge West Virginia LLC	(189)	—	(551)	—
GM-FTAI Holdco LLC	(5,144)	(2,759)	(9,630)	(5,100)
Clean Planet Energy USA LLC	(320)	(518)	(708)	(1,593)
Total	$(12,788)	$(1,625)	$(24,690)	$2,741

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
As of June 30, 2024, Intermodal owns a portfolio of approximately 161 shipping containers subject to multiple operating leases.
Long Ridge Energy & Power LLC
In December 2019, Ohio River Partners Shareholder LLC (“ORP”), a wholly owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Energy & Power LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. We no longer have a controlling interest in Long Ridge but still maintain significant influence through our retained interest and, therefore, now account for this investment in accordance with the equity method. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. As of June 30, 2024 and December 31, 2023, the balance of the note receivable was $93.7 million and $71.0 million, respectively, recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	June 30, 2024	December 31, 2023
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$2,147	$3,362
Restricted cash	20,504	23,691
Accounts receivable, net	8,303	5,633
Other current assets	3,568	7,357
Total current assets	34,522	40,043
Property, plant, and equipment, net	812,664	828,232
Intangible assets, net	3,990	4,180
Goodwill	86,460	86,460
Other assets	4,647	4,041
Total assets	$942,283	$962,956

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$33,639	$49,538
Debt, net	4,450	4,450
Derivative liabilities	53,209	39,891
Other current liabilities	555	2,136
Total current liabilities	91,853	96,015
Debt, net	728,671	699,372
Derivative liabilities	341,040	360,710
Other liabilities	4,250	4,941
Total liabilities	1,165,814	1,161,038

Equity
Total equity	(223,531)	(198,082)
Total liabilities and equity	$942,283	$962,956

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	2024	2023	2024	2023
Revenue	$28,369	$46,454	$57,675	$102,859
Expenses
Operating expenses	12,866	15,565	26,726	28,779
Depreciation and amortization	12,073	13,019	24,080	26,383
Interest expense	17,688	14,725	34,470	29,165
Total expenses	42,627	43,309	85,276	84,327
Total other (expense) income	(39)	126	(52)	231
Net (loss) income	$(14,297)	$3,271	$(27,653)	$18,763

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
GM-FTAI Holdco LLC
In September 2021, we acquired 1% of the Class A shares and 50% of the Class B shares of GM-FTAI Holdco LLC for $52.5 million. GM-FTAI Holdco LLC owns a 100% interest in Gladieux Metals Recycling LLC (“GMR”) and Aleon Renewable Metals LLC (“Aleon”). GMR specializes in recycling spent catalyst produced in the petroleum refining industry.
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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of June 30, 2024, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	June 30, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(34,920)	(11,755)	(46,675)
Intangible assets, net	$593	$48,245	$48,838

	December 31, 2023
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(33,145)	(9,747)	(42,892)
Intangible assets, net	$2,368	$50,253	$52,621
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of customer relationships	$1,885	$1,895	$3,771	$3,781
As of June 30, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$2,593
2025	4,000
2026	4,000
2027	4,000
2028	4,000
Thereafter	30,245
Total	$48,838

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$44,250	$44,250
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 3/11/2026 (iii) 11/26/27	63,800	63,800
Total loans payable			108,050	108,050
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	143,165	263,980
Series 2021 Bonds	(i) Series 2021A Bonds: 1.875% to 3.000% (ii) Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	358,710	425,000
Series 2024 Bonds	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	382,295	—
Senior Notes due 2027 (2)	10.500%	6/1/27	578,080	575,181
Total bonds payable			1,462,250	1,264,161
Total debt			1,570,300	1,372,211
Less: Debt issuance costs			(16,176)	(31,301)
Total debt, net			$1,554,124	$1,340,910

Total debt due within one year			$—	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $21,920 and $24,819 at June 30, 2024 and December 31, 2023, respectively.
Jefferson Credit Agreement
On April 2, 2024, certain subsidiaries within the Jefferson Terminal segment entered into a credit agreement (the “Jefferson Credit Agreement”), providing for a $75.0 million term loan facility, which matures at the earlier of (i) December 13, 2024 or (ii) 30 days prior to the date on which the first cash dividend payment on preferred equity is paid, and bears interest at the Applicable Margin of 4.00% plus Adjusted Term SOFR. In June 2024, we completed an offering of Series 2024 Bonds (see below) and used a portion of the net proceeds to repay in full and terminate the Jefferson Credit Agreement.
Tender Offer for Series 2020A and Series 2021A Bonds
On May 14, 2024, we commenced a cash tender offer (the “Tender Offer”) for up to $105 million aggregate principal amount of the Tax Exempt Series 2020A and Series 2021A Bonds (the “Target Bonds”).
On June 20, 2024 (the “Settlement Date”), we completed the Tender Offer for $108.0 million aggregate principal amount of the Target Bonds under the Tender Offer at an aggregate purchase price of $88.8 million, which includes accrued and unpaid interest on such Target Bonds from the last interest payment date up to, but not including, the Settlement Date. Interest ceased to accrue on the Settlement Date for all accepted Target Bonds.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Series 2024 Bonds
On June 20, 2024, certain subsidiaries within the Jefferson Terminal segment, and the Port of Beaumont Navigation District of Jefferson County, Texas, completed their previously announced offering of $164.4 million principal amount of Series 2024A Dock and Wharf Facility Revenue Bonds (the “Tax Exempt Series 2024A Bonds”) and $217.9 million principal amount of Taxable Series 2024B Facility Revenue Bonds (the “Taxable Series 2024B Bonds” and, together with the Tax Exempt Series 2024A Bonds, the “Series 2024 Bonds”). Certain subsidiaries within the Jefferson Terminal segment pledged certain assets in support of the Series 2024 Bonds.
The Tax Exempt Series 2024A Bonds consist of:
•$67,570,000 principal amount of Term Bonds maturing on January 1, 2039, and bearing interest at a fixed rate of 5.000% per annum,
•$44,800,000 principal amount of Term Bonds maturing on January 1, 2044, and bearing interest at a fixed rate of 5.125% per annum, and
•$52,055,000 principal amount of Term Bonds maturing on January 1, 2054, and bearing interest at a fixed rate of 5.250% per annum.
The Taxable Series 2024B Bonds will mature on July 1, 2026, and bear interest at a fixed rate of 10.000% per annum.
Jefferson Terminal used a portion of the net proceeds from the Series 2024 Bonds to repay the Jefferson Credit Agreement in full, pay for or reimburse the cost of development, construction and acquisition of certain facilities, as well as pay for the Tender Offer. The Company also used a portion of the net proceeds from the Series 2024B Bonds to defease the Taxable Series 2020B Bonds in full for the aggregate principal amount of $79.1 million. We recognized a loss on modification of debt of $6.0 million from the Series 2024 Bonds and a loss on extinguishment of debt of $3.2 million from the repayment of the Jefferson Credit Agreement in connection with this transaction. In conjunction with the repayment associated with the Jefferson Credit Agreement, we wrote off $1.8 million of deferred financing costs during the period.
We were in compliance with all debt covenants as of June 30, 2024.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2024	June 30, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$33,101	$33,101	$—	$—	Market
Restricted cash	153,364	153,364	—	—	Market
Notes receivable	11,294	—	11,294	—	Market
Total assets	$197,759	$186,465	$11,294	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2023	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$29,367	$29,367	$—	$—	Market
Restricted cash	58,112	58,112	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$99,143	$87,479	$11,664	$—
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
The fair value of our bonds, notes and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2024	December 31, 2023
Series 2020 A Bonds (1)	$122,236	$138,666
Series 2020 B Bonds (1)	—	75,928
Series 2021 A Bonds (1)	121,227	154,306
Series 2021 B Bonds (1)	176,972	165,208
Series 2024 A Bonds (1)	165,802	—
Series 2024 B Bonds (1)	218,539	—
Senior Notes due 2027	636,066	625,038
EB-5 Loan Agreement	22,055	21,240
EB-5.2 Loan Agreement	8,429	8,183
EB-5.3 Loan Agreement	22,729	22,491
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

	Three Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$382	$802	$—	$—	$1,184
Rail revenues	45,256	—	—	—	45,256
Terminal services revenues	—	20,372	3,862	—	24,234
Roadside services revenues	—	—	—	14,213	14,213
Total revenues	$45,638	$21,174	$3,862	$14,213	$84,887

	Six Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$793	$1,599	$—	$—	$2,392
Rail revenues	91,157	—	—	—	91,157
Terminal services revenues	—	38,191	7,941	—	46,132
Roadside services revenues	—	—	—	27,741	27,741
Total revenues	$91,950	$39,790	$7,941	$27,741	$167,422

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$400	$319	$—	$—	$719
Rail revenues	42,146	—	—	—	42,146
Terminal services revenues	—	16,785	4,083	—	20,868
Roadside services revenues	—	—	—	18,235	18,235
Other revenue	—	—	(136)	—	(136)
Total revenues	$42,546	$17,104	$3,947	$18,235	$81,832

	Six Months Ended June 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$837	$625	$—	$—	$1,462
Rail revenues	82,714	—	—	—	82,714
Terminal services revenues	—	35,571	4,445	—	40,016
Roadside services revenues	—	—	—	36,085	36,085
Other revenue	—	—	(1,951)	—	(1,951)
Total revenues	$83,551	$36,196	$2,494	$36,085	$158,326
As of June 30, 2024 and December 31, 2023, we recorded capitalized contract cost of $26.0 million and $19.8 million, of which $5.0 million and $2.2 million is included in Other current assets and $21.0 million and $17.6 million is included in Other assets on the Consolidated Balance Sheets, respectively.
During the three and six months ended June 30, 2024, the Company recognized revenue of $0.3 million and $0.6 million, respectively, that was included in the deferred revenue balance at the beginning of the year.
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
As of June 30, 2024, the Incentive Plan provides for the issuance of up to 30.0 million shares. We report equity-based compensation expense within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director compensation
During the six months ended June 30, 2024, we issued 11,062 shares of common stock to certain directors as compensation.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Restricted shares	$179	$303	$179	$747	$179	1.0
Common units	290	259	580	710	1,510	0.6
Total	$469	$562	$759	$1,457	$1,689

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
The following table presents the expense related to our restricted stock units to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Restricted stock units	$1,235	$—	$3,285	$—	$3,857	1.0
Total	$1,235	$—	$3,285	$—	$3,857
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
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees and dependents of Transtar. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory. In the second quarter of 2024, we amended our postretirement benefit plan to change benefits provided to certain employees. The amendment and related remeasurement resulted in a decrease of the liability by $28.2 million with a corresponding adjustment to accumulated other comprehensive loss.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our retirement benefit plan costs (benefits). Service costs are recorded in Operating expenses, while other net costs are recorded in Other income within the Consolidated Statements of Operations.

	Three Months Ended June 30,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$373	$152	$348	$446
Interest costs	153	136	117	374
Expected return on plan assets	(50)	—	—	—
Amortization of prior service costs	—	(314)	—	34
Amortization of actuarial gains	(3)	(111)	(46)	—
Total	$473	$(137)	$419	$854

	Six Months Ended June 30,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$747	$636	$696	$892
Interest costs	307	545	234	748
Expected return on plan assets	(101)	—	—	—
Amortization of prior service costs	—	(274)	—	68
Amortization of actuarial gains	(6)	(111)	(92)	—
Total	$947	$796	$838	$1,708
The total employer contributions for the six months ended June 30, 2024 and 2023 were $1.2 million and $0.6 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2024 is $0.8 million.
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current:
Federal	$—	$—	$—	$—
State and local	111	260	579	442
Total current provision	111	260	579	442
Deferred:
Federal	(727)	323	211	1,140
State and local	883	240	1,282	970
Total deferred provision	156	563	1,493	2,110
Provision for income taxes	$267	$823	$2,072	$2,552
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
As of and for the six months ended June 30, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state,

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2024.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fee	$2,776	$3,084	$5,777	$6,066
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$2,776	$3,084	$5,777	$6,066
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$1,087	$1,071	$2,431	$2,934
Acquisition and transaction expenses	251	314	571	357
Total	$1,338	$1,385	$3,002	$3,291
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Accrued management fees	$2,776	$6,400
Other payables	1,338	5,595
As of June 30, 2024 and December 31, 2023, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2024 and December 31, 2023, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2024 and December 31, 2023 was $(94.0) million and $(78.0) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-controlling interest share of net loss	$(5,531)	$(10,048)	$(15,996)	$(19,233)
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
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the six months ended June 30, 2024 and 2023, the Company incurred approximately $0.2 million and $0.2 million of rent and office related expenses, respectively.
On May 14, 2024, certain members of Fortress management and affiliates of Mubadala Investment Company, through its wholly owned asset management subsidiary Mubadala Capital (“Mubadala”), completed their acquisition of 100% of the equity of Fortress. Fortress continues to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
14. SEGMENT INFORMATION
During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2024

	Three Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$45,638	$21,174	$3,862	$—	$—	$14,213	$84,887

Expenses
Operating expenses	23,701	17,975	5,598	330	7	13,614	61,225
General and administrative	—	—	—	—	—	2,840	2,840
Acquisition and transaction expenses	153	8	—	398	—	362	921
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,776	2,776
Depreciation and amortization	4,860	12,300	2,480	—	—	523	20,163
Total expenses	28,714	30,283	8,078	728	7	20,115	87,925

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,336)	(5,464)	12	(12,788)
Loss on sale of assets, net	(150)	—	—	—	—	—	(150)
Loss on modification or extinguishment of debt	—	(9,170)	—	—	—	—	(9,170)
Interest expense	(98)	(11,190)	(242)	—	—	(18,160)	(29,690)
Other income	251	3,531	—	2,891	290	—	6,963
Total other income (expense)	3	(16,829)	(242)	(4,445)	(5,174)	(18,148)	(44,835)
Income (loss) before income taxes	16,927	(25,938)	(4,458)	(5,173)	(5,181)	(24,050)	(47,873)
Provision for (benefit from) income taxes	1,092	(612)	(25)	—	—	(188)	267
Net income (loss)	15,835	(25,326)	(4,433)	(5,173)	(5,181)	(23,862)	(48,140)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	47	(11,174)	(273)	—	—	—	(11,400)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	17,610	17,610
Net income (loss) attributable to stockholders	$15,788	$(14,152)	$(4,160)	$(5,173)	$(5,181)	$(41,472)	$(54,350)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$22,121	$12,328	$(1,502)	$8,846	$(2,784)	$(4,753)	$34,256
Add: Non-controlling share of Adjusted EBITDA							8,305
Add: Equity in losses of unconsolidated entities							(12,788)
Less: Interest and other costs on pension and OPEB liabilities							138
Less: Dividends and accretion of redeemable preferred stock							(17,610)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(3,208)
Less: Interest expense							(29,690)
Less: Depreciation and amortization expense							(21,596)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(9,170)
Less: Acquisition and transaction expenses							(921)
Less: Equity-based compensation expense							(1,799)
Less: Provision for income taxes							(267)
Less: Other non-recurring items							—
Net loss attributable to stockholders							$(54,350)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2024

	Six Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$91,950	$39,790	$7,941	$—	$—	$27,741	$167,422

Expenses
Operating expenses	48,543	37,107	11,769	1,022	7	27,352	125,800
General and administrative	—	—	—	—	—	7,701	7,701
Acquisition and transaction expenses	337	10	—	398	—	1,102	1,847
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,777	5,777
Depreciation and amortization	9,872	24,630	4,924	—	—	1,258	40,684
Total expenses	58,752	61,747	16,693	1,420	7	43,190	181,809

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(14,373)	(10,338)	21	(24,690)
Loss on sale of assets, net	(163)	—	—	—	—	—	(163)
Loss on modification or extinguishment of debt	—	(9,170)	—	—	—	—	(9,170)
Interest expense	(167)	(20,487)	(388)	—	—	(36,241)	(57,283)
Other income	(352)	3,537	—	5,193	950	—	9,328
Total other expense	(682)	(26,120)	(388)	(9,180)	(9,388)	(36,220)	(81,978)
Income (loss) before income taxes	32,516	(48,077)	(9,140)	(10,600)	(9,395)	(51,669)	(96,365)
Provision for (benefit from) income taxes	2,184	(1,166)	(161)	—	—	1,215	2,072
Net income (loss)	30,332	(46,911)	(8,979)	(10,600)	(9,395)	(52,884)	(98,437)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	108	(21,639)	(559)	—	—	—	(22,090)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	34,585	34,585
Net income (loss) attributable to stockholders	$30,224	$(25,272)	$(8,420)	$(10,600)	$(9,395)	$(87,469)	$(110,932)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Six Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$43,779	$19,129	$(3,185)	$19,238	$(4,643)	$(12,831)	$61,487
Add: Non-controlling share of Adjusted EBITDA							13,987
Add: Equity in losses of unconsolidated entities							(24,690)
Less: Interest and other costs on pension and OPEB liabilities							(462)
Less: Dividends and accretion of redeemable preferred stock							(34,585)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(9,465)
Less: Interest expense							(57,283)
Less: Depreciation and amortization expense							(42,693)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(9,170)
Less: Acquisition and transaction expenses							(1,847)
Less: Equity-based compensation expense							(4,139)
Less: Provision for income taxes							(2,072)
Less: Other non-recurring items							—
Net loss attributable to stockholders							$(110,932)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended June 30, 2023

	Three Months Ended June 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,546	$17,104	$3,947	$—	$—	$18,235	$81,832

Expenses
Operating expenses	22,257	15,990	5,776	173	28	18,551	62,775
General and administrative	—	—	—	—	—	3,702	3,702
Acquisition and transaction expenses	184	36	—	49	—	367	636
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,084	3,084
Depreciation and amortization	5,125	12,144	2,281	—	—	742	20,292
Asset impairment	602	—	—	—	—	—	602
Total expenses	28,168	28,170	8,057	222	28	26,446	91,091

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	1,639	(3,277)	13	(1,625)
(Loss) gain on sale of assets, net	(85)	732	—	—	—	—	647
Interest expense	(1,215)	(7,978)	(615)	(1)	—	(14,373)	(24,182)
Other (expense) income	(544)	(349)	—	1,643	620	—	1,370
Total other (expense) income	(1,844)	(7,595)	(615)	3,281	(2,657)	(14,360)	(23,790)
Income (loss) before income taxes	12,534	(18,661)	(4,725)	3,059	(2,685)	(22,571)	(33,049)
Provision for (benefit from) income taxes	720	152	40	—	—	(89)	823
Net income (loss)	11,814	(18,813)	(4,765)	3,059	(2,685)	(22,482)	(33,872)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	28	(10,048)	(255)	—	—	(1)	(10,276)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	15,257	15,257
Net income (loss) attributable to stockholders	$11,786	$(8,765)	$(4,510)	$3,059	$(2,685)	$(37,738)	$(38,853)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended June 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$20,304	$7,082	$(1,636)	$10,403	$(1,448)	$(7,028)	$27,677
Add: Non-controlling share of Adjusted EBITDA							4,946
Add: Equity in earnings of unconsolidated entities							(1,625)
Less: Interest and other costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion of redeemable preferred stock							(15,257)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(6,886)
Less: Interest expense							(24,182)
Less: Depreciation and amortization expense							(20,292)
Less: Incentive allocations							—
Less: Asset impairment charges							(602)
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(636)
Less: Equity-based compensation expense							(642)
Less: Provision for income taxes							(823)
Less: Other non-recurring items							(51)
Net loss attributable to stockholders							$(38,853)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$83,551	$36,196	$2,494	$—	$—	$36,085	$158,326

Expenses
Operating expenses	47,492	32,415	10,705	597	29	36,699	127,937
General and administrative	—	—	—	—	—	6,903	6,903
Acquisition and transaction expenses	367	36	—	71	1	430	905
Management fees and incentive allocation to affiliate	—	—	—	—	—	6,066	6,066
Depreciation and amortization	10,226	24,013	4,526	—	—	1,662	40,427
Asset impairment	743	—	—	—	—	—	743
Total expenses	58,828	56,464	15,231	668	30	51,760	182,981

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	9,400	(6,693)	34	2,741
(Loss) gain on sale of assets, net	(209)	732	—	—	—	—	523
Interest expense	(2,170)	(15,862)	(1,203)	(3)	—	(28,194)	(47,432)
Other (expense) income	(1,096)	(1,412)	—	2,872	1,227	—	1,591
Total other (expense) income	(3,475)	(16,542)	(1,203)	12,269	(5,466)	(28,160)	(42,577)
Income (loss) before income taxes	21,248	(36,810)	(13,940)	11,601	(5,496)	(43,835)	(67,232)
Provision for income taxes	1,318	350	154	—	—	730	2,552
Net income (loss)	19,930	(37,160)	(14,094)	11,601	(5,496)	(44,565)	(69,784)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	46	(19,233)	(753)	—	—	(229)	(20,169)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	29,827	29,827
Net income (loss) attributable to stockholders	$19,884	$(17,927)	$(13,341)	$11,601	$(5,496)	$(74,163)	$(79,442)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Six Months Ended June 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$37,455	$13,600	$(6,497)	$21,717	$(3,158)	$(13,544)	$49,573
Add: Non-controlling share of Adjusted EBITDA							10,167
Add: Equity in earnings of unconsolidated entities							2,741
Less: Interest and other costs on pension and OPEB liabilities							(960)
Less: Dividends and accretion of redeemable preferred stock							(29,827)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(15,076)
Less: Interest expense							(47,432)
Less: Depreciation and amortization expense							(40,427)
Less: Incentive allocations							—
Less: Asset impairment charges							(743)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							—
Less: Acquisition and transaction expenses							(905)
Less: Equity-based compensation expense							(1,537)
Less: Provision for income taxes							(2,552)
Less: Other non-recurring items							(1,339)
Net loss attributable to stockholders							$(79,442)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$52,658	$198,019	$3,301	$1	$23,725	$11,539	$289,243
Non-current assets	664,714	1,114,978	295,356	6,524	68,242	13,351	2,163,165
Total assets	717,372	1,312,997	298,657	6,525	91,967	24,890	2,452,408

Total debt, net	—	945,810	44,250	—	—	564,064	1,554,124

Current liabilities	47,180	64,801	4,841	1,664	4	19,130	137,620
Non-current liabilities	31,044	1,004,501	47,644	19,334	—	565,781	1,668,304
Total liabilities	78,224	1,069,302	52,485	20,998	4	584,911	1,805,924

Redeemable preferred stock	—	—	—	—	—	359,817	359,817

Non-controlling interests in equity of consolidated subsidiaries	3,364	(110,956)	(572)	—	—	—	(108,164)
Total equity	639,148	243,695	246,172	(14,473)	91,963	(919,838)	286,667
Total liabilities, redeemable preferred stock and equity	$717,372	$1,312,997	$298,657	$6,525	$91,967	$24,890	$2,452,408

	December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$58,114	$88,542	$9,267	$2	$22,405	$7,173	$185,503
Non-current assets	667,501	1,137,510	295,685	6,825	77,540	9,045	2,194,106
Total assets	725,615	1,226,052	304,952	6,827	99,945	16,218	2,379,609

Total debt, net	—	737,335	44,250	—	—	559,325	1,340,910

Current liabilities	54,150	65,052	4,912	828	—	25,695	150,637
Non-current liabilities	55,975	797,854	47,816	29,310	—	559,926	1,490,881
Total liabilities	110,125	862,906	52,728	30,138	—	585,621	1,641,518

Redeemable preferred stock	—	—	—	—	—	325,232	325,232

Non-controlling interests in equity of consolidated subsidiaries	2,861	(74,278)	(13)	—	—	—	(71,430)
Total equity	615,490	363,146	252,224	(23,311)	99,945	(894,635)	412,859
Total liabilities, redeemable preferred stock and equity	$725,615	$1,226,052	$304,952	$6,827	$99,945	$16,218	$2,379,609

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
As of June 30, 2024, the Company has $104.5 million of PIK dividends increasing our Redeemable Preferred Stock balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $15.9 million and $13.6 million for the three months ended June 30, 2024 and 2023, respectively, and $31.2 million and $26.5 million for the six months ended June 30, 2024 and 2023, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $1.7 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
If the Redeemable Preferred Stock were redeemed as of June 30, 2024, it would be redeemable for $446.5 million.
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
The calculation of basic and diluted LPS is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(48,140)	$(33,872)	$(98,437)	$(69,784)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,400)	(10,276)	(22,090)	(20,169)
Less: Dividends and accretion of redeemable preferred stock	17,610	15,257	34,585	29,827
Net loss attributable to stockholders	$(54,350)	$(38,853)	$(110,932)	$(79,442)
Weighted Average Common Stock Outstanding - Basic (1)	105,039,831	102,793,800	104,612,209	102,790,737
Weighted Average Common Stock Outstanding - Diluted (1)	105,039,831	102,793,800	104,612,209	102,790,737

Loss per share:
Basic	$(0.52)	$(0.38)	$(1.06)	$(0.77)
Diluted (2)	$(0.52)	$(0.38)	$(1.06)	$(0.77)
________________________________________________________
(1) Three and six months ended June 30, 2024 includes penny warrants which can be converted into a fixed amount of our stock.
(2) Diluted LPS for the three and six months ended June 30, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended June 30, 2024 and 2023, 10,857,288 and 2,345,888 shares of common stock, respectively, and for the six months ended June 30, 2024 and 2023, 9,500,429 and 2,007,077 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,685,132	$4.93
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding as of June 30, 2024 (1)	6,685,132	$4.93
Warrants exercisable as of June 30, 2024 (1)	6,685,132	$4.93
________________________________________________________
(1) Weighted average exercise price as of June 30, 2024 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of June 30, 2024 is 6.1 years. The aggregate intrinsic value of the warrants as of June 30, 2024 is $28.8 million.
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
18. SUBSEQUENT EVENTS
Ares Management LLC Election to Exercise Series II Warrants
On July 22, 2024, members of Ares Management LLC exercised their rights to the Series II Warrants in full to purchase 3,342,566 shares of common stock of the Company at the exercise price of $0.01 per share pursuant to the Warrant Agreement, dated August 1, 2022.
Dividends
On August 1, 2024, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended June 30, 2024, payable on August 20, 2024 to the holders of record on August 12, 2024.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of June 30, 2024, we had total consolidated assets of $2.5 billion and redeemable preferred stock and equity of $0.6 billion.
Operating Segments
During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of an equity method investment in Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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
Our Manager
On May 14, 2024, certain members of Fortress management and affiliates of Mubadala Investment Company, through its wholly owned asset management subsidiary Mubadala Capital (“Mubadala”), completed their acquisition of 100% of the equity of Fortress. Fortress continues to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.

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

Comparison of the three and six months ended June 30, 2024 and 2023
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$1,184	$719	$465	$2,392	$1,462	$930
Rail revenues	45,256	42,146	3,110	91,157	82,714	8,443
Terminal services revenues	24,234	20,868	3,366	46,132	40,016	6,116
Roadside services revenues	14,213	18,235	(4,022)	27,741	36,085	(8,344)
Other revenue	—	(136)	136	—	(1,951)	1,951
Total revenues	84,887	81,832	3,055	167,422	158,326	9,096

Expenses
Operating expenses	61,225	62,775	(1,550)	125,800	127,937	(2,137)
General and administrative	2,840	3,702	(862)	7,701	6,903	798
Acquisition and transaction expenses	921	636	285	1,847	905	942
Management fees and incentive allocation to affiliate	2,776	3,084	(308)	5,777	6,066	(289)
Depreciation and amortization	20,163	20,292	(129)	40,684	40,427	257
Asset impairment	—	602	(602)	—	743	(743)
Total expenses	87,925	91,091	(3,166)	181,809	182,981	(1,172)

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(12,788)	(1,625)	(11,163)	(24,690)	2,741	(27,431)
(Loss) gain on sale of assets, net	(150)	647	(797)	(163)	523	(686)
Loss on modification or extinguishment of debt	(9,170)	—	(9,170)	(9,170)	—	(9,170)
Interest expense	(29,690)	(24,182)	(5,508)	(57,283)	(47,432)	(9,851)
Other income	6,963	1,370	5,593	9,328	1,591	7,737
Total other expense	(44,835)	(23,790)	(21,045)	(81,978)	(42,577)	(39,401)
Loss from before income taxes	(47,873)	(33,049)	(14,824)	(96,365)	(67,232)	(29,133)
Provision for income taxes	267	823	(556)	2,072	2,552	(480)
Net loss	(48,140)	(33,872)	(14,268)	(98,437)	(69,784)	(28,653)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,400)	(10,276)	(1,124)	(22,090)	(20,169)	(1,921)
Less: Dividends and accretion of redeemable preferred stock	17,610	15,257	2,353	34,585	29,827	4,758
Net loss attributable to stockholders	$(54,350)	$(38,853)	$(15,497)	$(110,932)	$(79,442)	$(31,490)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(54,350)	$(38,853)	$(15,497)	$(110,932)	$(79,442)	$(31,490)
Add: Provision for income taxes	267	823	(556)	2,072	2,552	(480)
Add: Equity-based compensation expense	1,799	642	1,157	4,139	1,537	2,602
Add: Acquisition and transaction expenses	921	636	285	1,847	905	942
Add: Losses on the modification or extinguishment of debt and capital lease obligations	9,170	—	9,170	9,170	—	9,170
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	1,125	(1,125)
Add: Asset impairment charges	—	602	(602)	—	743	(743)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation & amortization expense (1)	21,596	20,292	1,304	42,693	40,427	2,266
Add: Interest expense	29,690	24,182	5,508	57,283	47,432	9,851
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	3,208	6,886	(3,678)	9,465	15,076	(5,611)
Add: Dividends and accretion of redeemable preferred stock	17,610	15,257	2,353	34,585	29,827	4,758
Add: Interest and other costs on pension and OPEB liabilities	(138)	480	(618)	462	960	(498)
Add: Other non-recurring items (3)	—	51	(51)	—	1,339	(1,339)
Less: Equity in losses (earnings) of unconsolidated entities	12,788	1,625	11,163	24,690	(2,741)	27,431
Less: Non-controlling share of Adjusted EBITDA (4)	(8,305)	(4,946)	(3,359)	(13,987)	(10,167)	(3,820)
Adjusted EBITDA (non-GAAP)	$34,256	$27,677	$6,579	$61,487	$49,573	$11,914
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $20,163 and $20,292 and (ii) capitalized contract costs amortization of $1,433 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $40,684 and $40,427 and (ii) capitalized contract costs amortization of $2,009 and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $(12,838) and $(1,660), (ii) interest expense of $11,182 and $8,304, (iii) depreciation and amortization expense of $8,050 and $7,967, (iv) acquisition and transaction expenses of $31 and $237, (v) changes in fair value of non-hedge derivative instruments of $(3,875) and $(7,963), (vi) equity-based compensation of $1 and $1, (vii) asset impairment of $163 and $—, (viii) equity method basis adjustments of $16 and $— and (ix) other non-recurring items of $478 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net (loss) income of $(24,780) and $2,658, (ii) interest expense of $22,075 and $16,336, (iii) depreciation and amortization expense of $13,180 and $13,633, (iv) acquisition and transaction expenses of $50 and $257, (v) changes in fair value of non-hedge derivative instruments of $(1,822) and $(17,810), (vi) equity-based compensation of $2 and $2, (vii) asset impairment of $250 and $—, (viii) equity method basis adjustments of $32 and $— and (ix) other non-recurring items of $478 and $—, respectively.
(3) Includes the following item for the three and six months ended June 30, 2023: Railroad severance expense of $51 and $1,339, respectively.
(4) Includes the following items for the three months ended June 30, 2024 and 2023: (i) equity-based compensation of $268 and $76, (ii) (benefit from) provision for income taxes of $(142) and $35, (iii) interest expense of $2,639 and $1,880, (iv) depreciation and amortization expense of $3,387 and $2,944, (v) acquisition and transaction expense of $3 and $8, (vii) interest and other costs on pension and OPEB liabilities of $— and $1, (viii) asset impairment of $— and $2 and (ix) loss on modification or extinguishment of debt of $2,150 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) equity-based compensation of $699 and $186, (ii) (benefit from) provision for income taxes of $(276) and $88, (iii) interest expense of $4,828 and $3,737, (iv) depreciation and amortization expense of $6,581 and $6,080, (v) changes in fair value of non-hedge derivative instruments of $— and $61, (vi) acquisition and transaction expense of $3 and $8, (vii) interest and other costs on pension and OPEB liabilities of $2 and $2, (viii) asset impairment of $— and $2, (ix) loss on modification or extinguishment of debt of $2,150 and $— and (x) other non-recurring items of $— and $3, respectively.
Revenue
Comparison of the three months ended June 30, 2024 and 2023
Total revenues increased $3.1 million due to higher revenues of $3.1 million in the Railroad segment and $4.1 million in the Jefferson Terminal segment, offset by lower revenues of $4.0 million in the Corporate and Other segment and $0.1 million in the Repauno segment.
Roadside services revenue decreased $4.0 million due to the decline of roadside services for FYX.

Terminal services revenues increased $3.4 million primarily due an increase in average crude oil throughput volumes in the Jefferson Terminal segment.
Rail revenues increased $3.1 million primarily due to an increase in both carloads and rates per car in the Railroad segment.
Comparison of the six months ended June 30, 2024 and 2023
Total revenues increased $9.1 million primarily due to higher revenues of $8.4 million in the Railroad segment, $3.6 million in the Jefferson Terminal segment and $5.4 million in the Repauno segment, offset by lower revenues of $8.3 million in the Corporate and Other segment.
Roadside services revenue decreased $8.3 million primarily due to the decline of roadside services for FYX.
Terminal services revenues increased $6.1 million primarily due to the commencement of a butane throughput contract at Repauno in April 2023, as well as an increase in average crude oil throughput volumes in the Jefferson Terminal segment.
Rail revenues increased $8.4 million primarily due to an increase in both carloads and rates per car in the Railroad segment.
Expenses
Comparison of the three months ended June 30, 2024 and 2023
Total expenses decreased $3.2 million, primarily due to a decrease in (i) operating expenses, (ii) general and administrative expenses and (iii) asset impairment.
Operating expenses decreased $1.6 million which primarily reflects:
•a decrease of $4.9 million due to decreased roadside services at FYX; partially offset by
•an increase of $2.0 million primarily due to costs associated with stock-based compensation, as well as insurance and higher labor and other costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $1.4 million in the Railroad segment mainly due to increased car loads.
General and administrative expenses decreased $0.9 million primarily due to lower professional fees in the Corporate and Other segment.
Asset impairment decreased $0.6 million primarily due to impairment for certain scrap assets in the Railroad segment in 2023.
Comparison of the six months ended June 30, 2024 and 2023
Total expenses decreased $1.2 million, primarily due to decreased operating expenses, partially offset by increase in acquisition and transaction expenses.
Operating expenses decreased $2.1 million which primarily reflects:
•a decrease of $9.3 million due to decreased roadside services at FYX; partially offset by
•an increase of $1.1 million due to costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site in the Repauno segment;
•an increase of $4.7 million primarily due to costs associated with stock-based compensation, as well as insurance and higher labor and other costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $1.1 million in the Railroad segment mainly due to increased car loads.
Acquisition and transaction expenses increased $0.9 million primarily due to professional fees for a potential acquisition at the Corporate and Other segment.
Other expense
Total other expense increased $21.0 million during the three months ended June 30, 2024 which primarily reflects:
•an increase in loss on modification or extinguishment of debt of $9.2 million in the Jefferson Terminal segment;
•an increase in interest expense of $5.5 million primarily due to an increase in the average outstanding debt of approximately $168.7 million which consists of (i) $84.3 million for the Senior Notes due 2027, (ii) $19.3 million for the DRP Revolver and (iii) $115.1 million for the 2024 Bonds as well as the Barclay’s loan, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million;
•an increase of $11.2 million in equity in losses of unconsolidated entities primarily due to a decrease in unrealized gains on power swaps at Long Ridge; and
•a gain on sale of land recognized in the prior year of $0.8 million in the Jefferson Terminal segment; partially offset by

•an increase of $5.6 million in Other income due to interest income from increased loan balance on the loan agreement between the Company and Long Ridge Energy & Power LLC.
Total other expense increased $39.4 million during the six months ended June 30, 2024 which primarily reflects:
•an increase of $27.4 million in equity in losses of unconsolidated entities primarily due to a decrease in unrealized gains on power swaps at Long Ridge;
•an increase in interest expense of $9.9 million primarily due to an increase in the average outstanding debt of approximately $119.8 million which consists of (i) $92.5 million for the Senior Notes due 2027, (ii) $19.3 million for the DRP Revolver and (iii) $58.1 million for the 2024 Bonds as well as the Barclay’s loan, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million;
•an increase in loss on modification or extinguishment of debt of $9.2 million in the Jefferson Terminal segment; and
•a gain on sale of land recognized in the prior year of $0.7 million in the Jefferson Terminal segment; partially offset by
•an increase of $7.7 million in Other income due to interest income from increased loan balance on the loan agreement between the Company and Long Ridge Energy & Power LLC.
Net loss
Net loss increased $14.3 million and $28.7 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $6.6 million and $11.9 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$382	$400	$(18)	$793	$837	$(44)
Rail revenues	45,256	42,146	3,110	91,157	82,714	8,443
Total revenues	45,638	42,546	3,092	91,950	83,551	8,399

Expenses
Operating expenses	23,701	22,257	1,444	48,543	47,492	1,051
Acquisition and transaction expenses	153	184	(31)	337	367	(30)
Depreciation and amortization	4,860	5,125	(265)	9,872	10,226	(354)
Asset impairment	—	602	(602)	—	743	(743)
Total expenses	28,714	28,168	546	58,752	58,828	(76)

Other (expense) income
Loss on sale of assets, net	(150)	(85)	(65)	(163)	(209)	46
Interest expense	(98)	(1,215)	1,117	(167)	(2,170)	2,003
Other income (expense)	251	(544)	795	(352)	(1,096)	744
Total other income (expense)	3	(1,844)	1,847	(682)	(3,475)	2,793
Income before income taxes	16,927	12,534	4,393	32,516	21,248	11,268
Provision for income taxes	1,092	720	372	2,184	1,318	866
Net income	15,835	11,814	4,021	30,332	19,930	10,402
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	47	28	19	108	46	62
Net income attributable to stockholders	$15,788	$11,786	$4,002	$30,224	$19,884	$10,340

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to stockholders	$15,788	$11,786	$4,002	$30,224	$19,884	$10,340
Add: Provision for income taxes	1,092	720	372	2,184	1,318	866
Add: Equity-based compensation expense	290	159	131	580	484	96
Add: Acquisition and transaction expenses	153	184	(31)	337	367	(30)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	602	(602)	—	743	(743)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,860	5,125	(265)	9,872	10,226	(354)
Add: Interest expense	98	1,215	(1,117)	167	2,170	(2,003)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	(138)	480	(618)	462	960	(498)
Add: Other non-recurring items (1)	—	51	(51)	—	1,339	(1,339)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(22)	(18)	(4)	(47)	(36)	(11)
Adjusted EBITDA	$22,121	$20,304	$1,817	$43,779	$37,455	$6,324
________________________________________________________
(1) Includes the following item for the three and six months ended June 30, 2023: Railroad severance expense of $51 and $1,339, respectively.
(2) Includes the following items for the three months ended June 30, 2024 and 2023: (i) equity-based compensation of $1 and $—, (ii) provision for income taxes of $3 and $—, (iii) interest expense of $1 and $3, (iv) depreciation and amortization expense of $16 and $12, (v) acquisition and transaction expense of $1 and $—, (vi) interest and other costs on pension and OPEB liabilities of $— and $1 and (vii) asset impairment of $— and $2, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) equity-based compensation of $2 and $1, (ii) provision for income taxes of $7 and $1, (iii) interest expense of $1 and $5, (iv) depreciation and amortization expense of $34 and $22, (v) acquisition and transaction expense of $1 and $—, (vi) interest and other costs on pension and OPEB liabilities of $2 and $2, (vii) asset impairment of $— and $2 and (viii) other non-recurring items of $— and $3, respectively.
Revenues
Total revenues increased $3.1 million and $8.4 million during the three and six months ended June 30, 2024, respectively, primarily due to both an increase in carloads and rates per car.
Expenses
Total expenses increased $0.5 million during the three months ended June 30, 2024, which primarily reflects an increase in operating expenses of $1.4 million mainly due to increased car loads, partially offset by impairment of $0.6 million for certain scrap assets in 2023.
Other income (expense)
Total other income increased $1.8 million and $2.8 million during the three and six months ended June 30, 2024, respectively, which primarily reflects a decrease in interest expense related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023, and decrease in other expense related to pension and OPEB benefits due to favorable adjustments.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.8 million and $6.3 million during the three and six months ended June 30, 2024, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$802	$319	$483	$1,599	$625	$974
Terminal services revenues	20,372	16,785	3,587	38,191	35,571	2,620
Total revenues	21,174	17,104	4,070	39,790	36,196	3,594

Expenses
Operating expenses	17,975	15,990	1,985	37,107	32,415	4,692
Acquisition and transaction expenses	8	36	(28)	10	36	(26)
Depreciation and amortization	12,300	12,144	156	24,630	24,013	617
Total expenses	30,283	28,170	2,113	61,747	56,464	5,283

Other income (expense)
Gain on sale of assets, net	—	732	(732)	—	732	(732)
Loss on modification or extinguishment of debt	(9,170)	—	(9,170)	(9,170)	—	(9,170)
Interest expense	(11,190)	(7,978)	(3,212)	(20,487)	(15,862)	(4,625)
Other income (expense)	3,531	(349)	3,880	3,537	(1,412)	4,949
Total other income (expense)	(16,829)	(7,595)	(9,234)	(26,120)	(16,542)	(9,578)
Loss before income taxes	(25,938)	(18,661)	(7,277)	(48,077)	(36,810)	(11,267)
(Benefit from) provision for income taxes	(612)	152	(764)	(1,166)	350	(1,516)
Net loss	(25,326)	(18,813)	(6,513)	(46,911)	(37,160)	(9,751)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,174)	(10,048)	(1,126)	(21,639)	(19,233)	(2,406)
Net income (loss) attributable to stockholders	$(14,152)	$(8,765)	$(5,387)	$(25,272)	$(17,927)	$(7,345)

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net income (loss) attributable to stockholders	$(14,152)	$(8,765)	$(5,387)	$(25,272)	$(17,927)	$(7,345)
Add: (Benefit from) provision for income taxes	(612)	152	(764)	(1,166)	350	(1,516)
Add: Equity-based compensation expense	1,101	303	798	2,860	747	2,113
Add: Acquisition and transaction expenses	8	36	(28)	10	36	(26)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	9,170	—	9,170	9,170	—	9,170
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	13,733	12,144	1,589	26,639	24,013	2,626
Add: Interest expense	11,190	7,978	3,212	20,487	15,862	4,625
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(8,110)	(4,766)	(3,344)	(13,599)	(9,481)	(4,118)
Adjusted EBITDA (non-GAAP)	$12,328	$7,082	$5,246	$19,129	$13,600	$5,529
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $12,300 and $12,144 and (ii) capitalized contract costs amortization of $1,433 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) depreciation and amortization expense of $24,630 and $24,013 and (ii) capitalized contract costs amortization of $2,009 and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2024 and 2023: (i) equity-based compensation of $259 and $71, (ii) (benefit from) provision for income taxes of $(143) and $35, (iii) interest expense of $2,623 and $1,844, (iv) depreciation and amortization expense of $3,219 and $2,808, (v) acquisition and transaction expense of $2 and $8 and (vi) loss on modification or extinguishment of debt of $2,150 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) equity-based compensation of $671 and $173, (ii) (benefit from) provision for income taxes of $(273) and $81, (iii) interest expense of $4,803 and $3,667, (iv) depreciation and amortization expense of $6,246 and $5,552, (v) acquisition and transaction expense of $2 and $8 and (vi) loss on modification or extinguishment of debt of $2,150 and $—, respectively.
Revenues
Total revenues increased $4.1 million and $3.6 million during the three and six months ended June 30, 2024, respectively, due to an increase in average crude oil throughput volumes.
Expenses
Total expenses increased $2.1 million during the three months ended June 30, 2024 which primarily reflects:
•an increase in operating expenses of $2.0 million primarily due to costs associated with stock-based compensation, as well as insurance and higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.2 million due to additional assets being placed into service.
Total expenses increased $5.3 million during the six months ended June 30, 2024 which primarily reflects:
•an increase in operating expenses of $4.7 million primarily due to costs associated with stock-based compensation, as well as insurance and higher labor and other costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.6 million due to additional assets being placed into service.

Other income (expense)
Total other expense increased $9.2 million during the three months ended June 30, 2024, which primarily reflects a $9.2 million loss on modification or extinguishment of debt, an increase in interest expense of $3.2 million related to additional borrowings during the quarter and a $0.7 million gain on sale of land recognized in the prior year, partially offset by a $3.5 million gain from the grant of a pipeline easement.
Total other expense increased $9.6 million during the six months ended June 30, 2024 which primarily reflects a $9.2 million loss on modification or extinguishment of debt, an increase in interest expense of $4.6 million related to additional borrowings during the quarter and a $0.7 million gain on sale of land recognized in the prior year, partially offset by a $3.5 million gain from the grant of a pipeline easement and a $1.1 million benefit from the decrease in prior period losses related to the termination of a pipeline contract.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.2 million and $5.5 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Terminal services revenues	$3,862	$4,083	$(221)	$7,941	$4,445	$3,496
Other revenue	—	(136)	136	—	(1,951)	1,951
Total revenues	3,862	3,947	(85)	7,941	2,494	5,447

Expenses
Operating expenses	5,598	5,776	(178)	11,769	10,705	1,064
Depreciation and amortization	2,480	2,281	199	4,924	4,526	398
Total expenses	8,078	8,057	21	16,693	15,231	1,462

Other expense
Interest expense	(242)	(615)	373	(388)	(1,203)	815
Total other expense	(242)	(615)	373	(388)	(1,203)	815
Loss before income taxes	(4,458)	(4,725)	267	(9,140)	(13,940)	4,800
(Benefit from) provision for income taxes	(25)	40	(65)	(161)	154	(315)
Net loss	(4,433)	(4,765)	332	(8,979)	(14,094)	5,115
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(273)	(255)	(18)	(559)	(753)	194
Net loss attributable to stockholders	$(4,160)	$(4,510)	$350	$(8,420)	$(13,341)	$4,921

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(4,160)	$(4,510)	$350	$(8,420)	$(13,341)	$4,921
Add: (Benefit from) provision for income taxes	(25)	40	(65)	(161)	154	(315)
Add: Equity-based compensation expense	134	100	34	425	226	199
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	1,125	(1,125)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,480	2,281	199	4,924	4,526	398
Add: Interest expense	242	615	(373)	388	1,203	(815)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(173)	(162)	(11)	(341)	(390)	49
Adjusted EBITDA (non-GAAP)	$(1,502)	$(1,636)	$134	$(3,185)	$(6,497)	$3,312
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) equity-based compensation of $8 and $5, (ii) (benefit from) provision for income taxes of $(2) and $—, (iii) interest expense of $15 and $33 and (iv) depreciation and amortization expense of $152 and $124, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) equity-based compensation of $26 and $12, (ii) (benefit from) provision for income taxes of $(10) and $6, (iii) interest expense of $24 and $65, (iv) depreciation and amortization expense of $301 and $246 and (v) changes in fair value of non-hedge derivative instruments of $— and $61, respectively.
Revenues
Total revenue did not change significantly during the three months ended June 30, 2024. Total revenue increased $5.4 million during the six months ended June 30, 2024 primarily due to (i) the commencement of a butane throughput contract in April 2023, as well as (ii) losses in the prior year related to the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses did not change significantly during the three months ended June 30, 2024. Total expenses increased $1.5 million during the six months ended June 30, 2024 which primarily reflects higher operating expenses due to costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense decreased $0.4 million and $0.8 million during the three and six months ended June 30, 2024, respectively, which reflects an increase in capitalized interest, partially offset by an increase in interest expense due to an increase in the borrowing amount on the revolver, amended in December 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.1 million and and $3.3 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	330	173	157	1,022	597	425
Acquisition and transaction expenses	398	49	349	398	71	327
Total expenses	728	222	506	1,420	668	752

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(7,336)	1,639	(8,975)	(14,373)	9,400	(23,773)
Interest expense	—	(1)	1	—	(3)	3
Other income	2,891	1,643	1,248	5,193	2,872	2,321
Total other (expense) income	(4,445)	3,281	(7,726)	(9,180)	12,269	(21,449)
Net (loss) income attributable to stockholders	$(5,173)	$3,059	$(8,232)	$(10,600)	$11,601	$(22,201)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net (loss) income attributable to stockholders	$(5,173)	$3,059	$(8,232)	$(10,600)	$11,601	$(22,201)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	398	49	349	398	71	327
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	1	(1)	—	3	(3)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	6,285	8,933	(2,648)	15,067	19,442	(4,375)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	7,336	(1,639)	8,975	14,373	(9,400)	23,773
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$8,846	$10,403	$(1,557)	$19,238	$21,717	$(2,479)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net (loss) income of $(7,353) and $1,639, (ii) interest expense of $9,465 and $7,378, (iii) depreciation and amortization expense of $7,359 and $7,641, (iv) acquisition and transaction expenses of $31 and $237, (v) changes in fair value of non-hedge derivative instruments of $(3,875) and $(7,963), (vi) equity-based compensation of $1 and $1, (vii) asset impairment of $163 and $—, (viii) equity method basis adjustments of $16 and $— and (ix) other non-recurring items of $478 and $—, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net (loss) income of $(14,406) and $9,400, (ii) interest expense of $18,675 and $14,612, (iii) depreciation and amortization expense of $11,808 and $12,981, (iv) acquisition and transaction expenses of $50 and $257, (v) changes in fair value of non-hedge derivative instruments of $(1,822) and $(17,810), (vi) equity-based compensation of $2 and $2, (vii) asset impairment of $250 and $—, (viii) equity method basis adjustments of $32 and $— and (ix) other non-recurring items of $478 and $—, respectively.
Expenses
Total expenses increased $0.5 million and $0.8 million during the three and six months ended June 30, 2024, respectively, which primarily relates to an increase in professional fees.
Other (expense) income
Total other expense increased $7.7 million during the three months ended June 30, 2024 which reflects:
•an increase in equity in losses of unconsolidated entities of $9.0 million, primarily due to decrease in unrealized gains on power swaps at Long Ridge; partially offset by
•an increase in other income of $1.2 million due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.
Total other expense increased $21.4 million during the six months ended June 30, 2024 which reflects:
•an increase in equity in losses of unconsolidated entities of $23.8 million, primarily due to decrease in unrealized gains on power swaps at Long Ridge; partially offset by
•an increase in other income of $2.3 million due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.6 million and $2.5 million during the three and six months ended June 30, 2024, respectively, due to a decrease in the pro-rata share of adjusted EBITDA from unconsolidated entities of $2.6 million and $4.4 million, respectively, and the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	7	28	(21)	7	29	(22)
Acquisition and transaction expenses	—	—	—	—	1	(1)
Total expenses	7	28	(21)	7	30	(23)

Other (expense) income
Equity in losses of unconsolidated entities	(5,464)	(3,277)	(2,187)	(10,338)	(6,693)	(3,645)
Other income	290	620	(330)	950	1,227	(277)
Total other expense	(5,174)	(2,657)	(2,517)	(9,388)	(5,466)	(3,922)
Net loss attributable to stockholders	$(5,181)	$(2,685)	$(2,496)	$(9,395)	$(5,496)	$(3,899)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(5,181)	$(2,685)	$(2,496)	$(9,395)	$(5,496)	$(3,899)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	1	(1)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(3,067)	(2,040)	(1,027)	(5,586)	(4,356)	(1,230)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	5,464	3,277	2,187	10,338	6,693	3,645
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(2,784)	$(1,448)	$(1,336)	$(4,643)	$(3,158)	$(1,485)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $(5,463) and $(3,280), (ii) interest expense of $1,705 and $914 and (iii) depreciation and amortization expense of $691 and $326, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net loss of $(10,337) and $(6,699), (ii) interest expense of $3,379 and $1,691 and (iii) depreciation and amortization expense of $1,372 and $652, respectively.
Other expense
Total other expense increased $2.5 million and $3.9 million during the three and six months ended June 30, 2024, respectively, which reflects changes in equity in losses of unconsolidated entities primarily due to higher operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.3 million and $1.5 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Roadside services revenues	$14,213	$18,235	$(4,022)	$27,741	$36,085	$(8,344)
Total revenues	14,213	18,235	(4,022)	27,741	36,085	(8,344)

Expenses
Operating expenses	13,614	18,551	(4,937)	27,352	36,699	(9,347)
General and administrative	2,840	3,702	(862)	7,701	6,903	798
Acquisition and transaction expenses	362	367	(5)	1,102	430	672
Management fees and incentive allocation to affiliate	2,776	3,084	(308)	5,777	6,066	(289)
Depreciation and amortization	523	742	(219)	1,258	1,662	(404)
Total expenses	20,115	26,446	(6,331)	43,190	51,760	(8,570)

Other income (expense)
Equity in earnings of unconsolidated entities	12	13	(1)	21	34	(13)
Interest expense	(18,160)	(14,373)	(3,787)	(36,241)	(28,194)	(8,047)
Total other expense	(18,148)	(14,360)	(3,788)	(36,220)	(28,160)	(8,060)
Loss before income taxes	(24,050)	(22,571)	(1,479)	(51,669)	(43,835)	(7,834)
(Benefit from) provision for income taxes	(188)	(89)	(99)	1,215	730	485
Net loss	(23,862)	(22,482)	(1,380)	(52,884)	(44,565)	(8,319)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(1)	1	—	(229)	229
Less: Dividends and accretion of redeemable preferred stock	17,610	15,257	2,353	34,585	29,827	4,758
Net loss attributable to stockholders	$(41,472)	$(37,738)	$(3,734)	$(87,469)	$(74,163)	$(13,306)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(41,472)	$(37,738)	$(3,734)	$(87,469)	$(74,163)	$(13,306)
Add: (Benefit from) provision for income taxes	(188)	(89)	(99)	1,215	730	485
Add: Equity-based compensation expense	274	80	194	274	80	194
Add: Acquisition and transaction expenses	362	367	(5)	1,102	430	672
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	523	742	(219)	1,258	1,662	(404)
Add: Interest expense	18,160	14,373	3,787	36,241	28,194	8,047
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(10)	(7)	(3)	(16)	(10)	(6)
Add: Dividends and accretion of redeemable preferred stock	17,610	15,257	2,353	34,585	29,827	4,758
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	(12)	(13)	1	(21)	(34)	13
Less: Non-controlling share of Adjusted EBITDA (2)	—	—	—	—	(260)	260
Adjusted EBITDA (non-GAAP)	$(4,753)	$(7,028)	$2,275	$(12,831)	$(13,544)	$713
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2024 and 2023: (i) net loss of $(22) and $(19) and (ii) interest expense of $12 and $12, respectively. Includes the following items for the six months ended June 30, 2024 and 2023: (i) net loss of $(37) and $(43) and (ii) interest expense of $21 and $33, respectively.
(2) Includes the following item for the six months ended June 30, 2023: (i) depreciation and amortization expense of $260.
Revenues
Total revenues decreased $4.0 million and $8.3 million during the three and six months ended June 30, 2024, respectively, primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $6.3 million during the three months ended June 30, 2024 which primarily reflects:
•a decrease in operating expenses of $4.9 million due to a decrease in roadside services at FYX;
•a decrease in depreciation and amortization expense of $0.2 million due to assets that became fully depreciated; and
•a decrease in general and administrative expenses of $0.9 million primarily due to lower professional fees.
Total expenses decreased $8.6 million during the six months ended June 30, 2024 which primarily reflects:
•a decrease in operating expenses of $9.3 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $0.4 million due to assets that became fully depreciated; partially offset by
•an increase in general and administrative expenses of $0.8 million primarily due to higher professional fees; and
•an increase in acquisition and transaction expenses of $0.7 million associated with professional fees for a potential acquisition.
Other expense
Total other expense increased $3.8 million and $8.1 million during the three and six months ended June 30, 2024, respectively, which primarily reflects an increase in interest expense due to the additional issuance of the Senior Notes due 2027 in July 2023.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.3 million and $0.7 million during the three and six months ended June 30, 2024, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $52.8 million and $95.5 million during the six months ended June 30, 2024 and 2023, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of June 30, 2024, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•Cash flows used in operating activities were $21.5 million and $16.9 million during the six months ended June 30, 2024 and 2023, respectively.
•During the six months ended June 30, 2024, additional borrowings were obtained in connection with the (i) Jefferson Credit Agreement of $75.0 million and (ii) Series 2024 Bond Offering of $382.3 million. In June 2024, we used a portion of the net proceeds from the Series 2024 Bonds to (i) repay the Jefferson Credit Agreement of $75.0 million, (ii) fund the $108.0 million for the Tender Offer and (iii) refinance the Taxable Series 2020B Bonds of $79.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2023, additional borrowings were obtained in connection with the (i) Transtar Revolver of $40.0 million, (ii) Credit Agreement of $25.0 million and (iii) EB-5 Loan Agreement of $1.6 million. We did not make any principal repayments of debt during the six months ended June 30, 2023.
•Proceeds from the sale of assets were $0.1 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively.
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
Historical Cash Flow
Comparison of the six months ended June 30, 2024 and 2023
The following table compares the historical cash flow for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash used in operating activities	$(21,470)	$(16,931)
Net cash used in investing activities	(52,652)	(94,356)
Net cash provided by financing activities	173,108	59,128
Net cash used in operating activities increased $4.5 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in net loss of $28.7 million and (ii) changes in working capital of $16.4 million, partially offset by (i) an increase in equity in losses of unconsolidated entities of $27.4 million, (ii) an increase in equity-based compensation of $2.6 million, (iii) an increase in amortization of deferred financing costs of $1.5 million and (iv) an increase in loss on modification or extinguishment of debt of $9.2 million.
Net cash used in investing activities decreased $41.7 million, primarily due to (i) a decrease in the acquisition of property, plant and equipment of $38.3 million and (ii) a decrease in the acquisition of consolidated subsidiaries of $4.4 million, partially offset by a decrease in proceeds from the sale of property, plant and equipment of $0.9 million.

Net cash provided by financing activities increased $114.0 million, primarily due to (i) an increase in proceeds from debt of $383.1 million, partially offset by (i) an increase in repayment of debt of $242.0 million, (ii) an increase in settlement of equity-based compensation of $3.1 million, (iii) an increase in distributions to non-controlling interests of $15.0 million and (iv) an increase in payment of financing costs of $8.8 million.
Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2024, we had outstanding principal and interest payment obligations of $1.6 billion and $0.6 billion, respectively, of which, there is no principal payment due and $106.4 million of interest payments due within the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2024, we had outstanding operating and finance lease obligations of $164.9 million, of which $8.3 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $60.9 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for twelve months. See Note 15 for additional information related to our preferred stock obligations.
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
As of June 30, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.4 million or a decrease of approximately $0.4 million in interest expense over the next 12 months.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the evaluation of our disclosure controls and procedures as of June 30, 2024, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made no significant changes in our remediation plans during the six months ended June 30, 2024 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024.

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
We earned approximately 49% and 50%, respectively, of total revenues for the three and six months ended June 30, 2024 from one customer in the Railroad segment. Additionally, we earned 13% and 14%, respectively, of total revenues for the three and six months ended June 30, 2024 from one customer in the Jefferson Terminal segment. We earned approximately 54% and 51%, respectively, of total revenues for the three and six months ended June 30, 2023 from one customer in the Railroad segment. Additionally, we earned 11% of total revenues for both the three and six months ended June 30, 2023 from one customer in the Jefferson Terminal segment. As of June 30, 2024 accounts receivable from three customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 65% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is an employee of Fortress, which is an affiliate of our Manager, and who, until May 2024, was a principal and a member of the board of directors of Fortress and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On May 14, 2024, certain members of Fortress management and affiliates of Mubadala completed their acquisition of 100% of the equity of Fortress. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an adverse impact on us or our relationship with our Manager.
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

We may compete with affiliates of and entities managed by our Manager which could adversely affect our and their results of operations.
Affiliates of and entities managed by our Manager are primarily engaged in the infrastructure and energy business and invest in, and actively manage, portfolios of infrastructure and energy investments and other assets. Affiliates of and entities managed by our Manager are not restricted in any manner from competing with us. After the spin-off, affiliates of and entities managed by our Manager may decide to invest in the same types of assets that we invest in. Furthermore, certain of our directors and officers are the same as certain of our Manager’s affiliates. See “—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
We share certain key directors with FTAI, which means those officers do not devote their full time and attention to our affairs and the overlap may give rise to conflicts.
There is an overlap between certain key directors of the Company and of FTAI. Judith Hannaway and Ray Robinson are directors of both the Company and FTAI, and Joseph Adams, Jr. is the chairman of the board of directors of both the Company and FTAI, and continues to serve as the chief executive officer of FTAI. Shared directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and FTAI and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent investments. In addition, certain of our directors and officers continue to own shares and/or options or other equity awards of FTAI. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and FTAI. See “Certain Relationships and Related Party Transactions—Our Manager and Management Agreement” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts that may arise.
We incurred indebtedness in the form of the 2027 Notes, and the degree to which we are leveraged could cause a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Although we currently intend to pay regular quarterly dividends to holders of our common stock, we may change our dividend policy at any time. Our net cash provided by operating activities could be less than the amount of distributions to our stockholders. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, limitations under our contractual agreements, including the agreements governing certain of our debt financings, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Furthermore, our net cash provided by operating activities could be less than the amount of distributions to our stockholders. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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
10.11
Second Amended and Restated Senior Loan Agreement, dated as of June 1, 2024 and effective as of June 20, 2024, between Jefferson 2020 Bond Borrower LLC and Port of Beaumont Navigation District of Jefferson County, Texas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 20, 2024).

	10.12	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.13	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).

	Exhibit No.	Description
10.14
Facilities Lease and Development Agreement, dated as of June 1, 2024 and effective as of June 20, 2024, between Jefferson 2020 Bond Lessee LLC and Port of Beaumont Navigation District of Jefferson County, Texas (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 20, 2024).

10.15
Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (JTS Port Property), dated as of June 20, 2024, executed and delivered by Jefferson 2020 Bond Lessee LLC and Jefferson 2020 Bond Borrower LLC, in favor of the trustee named therein for the benefit of the Collateral Agent on behalf of the owners of the Securities (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 20, 2024).

10.16
Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC (incorporated by reference to Exhibit 10.1 of Fortress Transportation and Infrastructure Investors LLC’s Current Report on Form 8-K, filed on June 8, 2021).

10.17
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

*	10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form 10, filed July 1, 2022).
10.19
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

	10.21	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.22	Form of Letter sent to FTAI’s option holders describing the equitable adjustment to FTAI’s options (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	August 2, 2024
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	August 2, 2024
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer