Form 10-Q
period 2024-09-30
FTAI Infrastructure Inc.
filed 2024-10-31
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2024, the number of outstanding shares of the registrant’s common stock was 113,745,115 shares.

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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	2	$20,295	$29,367
Restricted cash	2	124,338	58,112
Accounts receivable, net	2	55,168	55,990
Other current assets	2	47,266	42,034
Total current assets		247,067	185,503
Leasing equipment, net	3	36,173	35,587
Operating lease right-of-use assets, net		68,859	69,748
Property, plant, and equipment, net	4	1,624,906	1,630,829
Investments	5	54,148	72,701
Intangible assets, net	6	47,237	52,621
Goodwill	2	275,367	275,367
Other assets	2	83,732	57,253
Total assets		$2,437,489	$2,379,609

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$152,957	$130,796
Operating lease liabilities		7,270	7,218
Other current liabilities		13,449	12,623
Total current liabilities		173,676	150,637
Debt, net	7	1,535,679	1,340,910
Operating lease liabilities		61,651	62,441
Other liabilities		46,379	87,530
Total liabilities		1,817,385	1,641,518

Commitments and contingencies	17	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; redemption amount of $436.8 million and $446.5 million at September 30, 2024 and December 31, 2023, respectively)	15	366,913	325,232

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 113,745,115 and 100,589,572 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)		1,137	1,006
Additional paid in capital		785,734	843,971
Accumulated deficit		(291,513)	(182,173)
Accumulated other comprehensive loss		(124,587)	(178,515)
Stockholders' equity		370,771	484,289
Non-controlling interest in equity of consolidated subsidiaries		(117,580)	(71,430)
Total equity		253,191	412,859
Total liabilities, redeemable preferred stock and equity		$2,437,489	$2,379,609
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2024	2023	2024	2023
Revenues
Total revenues	9	$83,311	$80,706	$250,733	$239,032

Expenses
Operating expenses		62,766	68,416	188,566	196,353
General and administrative		2,989	2,485	10,690	9,388
Acquisition and transaction expenses		2,526	649	4,373	1,554
Management fees and incentive allocation to affiliate	13	2,807	3,238	8,584	9,304
Depreciation and amortization	3, 6	19,492	20,150	60,176	60,577
Asset impairment		—	—	—	743
Total expenses		90,580	94,938	272,389	277,919

Other (expense) income
Equity in losses of unconsolidated entities	5	(14,308)	(9,914)	(38,998)	(7,173)
Gain (loss) on sale of assets, net		2,758	(263)	2,595	260
Gain (loss) on modification or extinguishment of debt	7	747	(2,020)	(8,423)	(2,020)
Interest expense		(31,513)	(25,999)	(88,796)	(73,431)
Other income		6,537	2,387	15,865	3,978
Total other expense		(35,779)	(35,809)	(117,757)	(78,386)
Loss before income taxes		(43,048)	(50,041)	(139,413)	(117,273)
(Benefit from) provision for income taxes	12	(92)	8	1,980	2,560
Net loss		(42,956)	(50,049)	(141,393)	(119,833)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(9,963)	(9,932)	(32,053)	(30,101)
Less: Dividends and accretion of redeemable preferred stock		16,978	15,984	51,563	45,811
Net loss attributable to stockholders		$(49,971)	$(56,101)	$(160,903)	$(135,543)

Loss per share:	16
Basic		$(0.45)	$(0.55)	$(1.51)	$(1.32)
Diluted		$(0.45)	$(0.55)	$(1.51)	$(1.32)
Weighted average shares outstanding:
Basic		109,723,831	102,820,651	106,317,677	102,800,818
Diluted		109,723,831	102,820,651	106,317,677	102,800,818
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(42,956)	$(50,049)	$(141,393)	$(119,833)
Other comprehensive income (loss):
Other comprehensive income related to equity method investees	27,218	5,504	28,322	120,934
Change in pension and other employee benefit accounts (1)	(537)	(11)	25,606	(35)
Comprehensive (loss) income	(16,275)	(44,556)	(87,465)	1,066
Comprehensive loss attributable to non-controlling interests	(9,963)	(9,932)	(32,053)	(30,101)
Comprehensive (loss) income attributable to stockholders	$(6,312)	$(34,624)	$(55,412)	$31,167
______________________________________________________________________________________
(1) Net of deferred tax expense of $— million and $1.6 million for the three and nine months ended September 30, 2024, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2024
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,006	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss			(76,347)		(22,090)	(98,437)
Other comprehensive income				27,247		27,247
Total comprehensive (loss) income	—	—	(76,347)	27,247	(22,090)	(71,190)
Settlement of equity-based compensation		(3,029)			(185)	(3,214)
Issuance of common shares	10	(10)				—
Distributions to non-controlling interest					(15,039)	(15,039)
Dividends declared on common stock		(6,303)				(6,303)
Dividends and accretion of redeemable preferred stock		(34,585)				(34,585)
Equity-based compensation		3,559			580	4,139
Equity - June 30, 2024	$1,016	$803,603	$(258,520)	$(151,268)	$(108,164)	$286,667
Net loss			(32,993)		(9,963)	(42,956)
Other comprehensive income				26,681		26,681
Total comprehensive (loss) income	—	—	(32,993)	26,681	(9,963)	(16,275)
Issuance of common shares	121	431				552
Dividends declared on common stock		(3,404)				(3,404)
Dividends and accretion of redeemable preferred stock		(16,978)				(16,978)
Equity-based compensation		2,082			547	2,629
Equity - September 30, 2024	$1,137	$785,734	$(291,513)	$(124,587)	$(117,580)	$253,191

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2023
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(49,615)		(20,169)	(69,784)
Other comprehensive income				115,406		115,406
Total comprehensive (loss) income	—	—	(49,615)	115,406	(20,169)	45,622
Settlement of equity-based compensation					(90)	(90)
Acquisition of a consolidated subsidiary		(953)			(3,495)	(4,448)
Distributions to non-controlling interest					(20)	(20)
Dividends declared on common stock		(6,170)				(6,170)
Dividends and accretion of redeemable preferred stock		(29,827)				(29,827)
Equity-based compensation		80			1,457	1,537
Equity - June 30, 2023	$994	$874,729	$(110,452)	$(184,727)	$(49,146)	$531,398
Net loss			(40,117)		(9,932)	(50,049)
Other comprehensive income				5,493		5,493
Total comprehensive (loss) income	—	—	(40,117)	5,493	(9,932)	(44,556)
Distributions to non-controlling interest					(1,626)	(1,626)
Issuance of common shares		29				29
Dividends declared on common stock		(3,084)				(3,084)
Dividends and accretion of redeemable preferred stock		(15,984)				(15,984)
Equity-based compensation		6,985			(2,708)	4,277
Equity - September 30, 2023	$994	$862,675	$(150,569)	$(179,234)	$(63,412)	$470,454
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(141,393)	$(119,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	38,998	7,173
Gain on sale of assets, net	(2,595)	(260)
Loss on modification or extinguishment of debt	8,423	2,020
Gain on sale of easement	(3,486)	—
Equity-based compensation	6,768	5,814
Depreciation and amortization	60,176	60,577
Asset impairment	—	743
Change in deferred income taxes	1,187	2,148
Change in fair value of non-hedge derivative	—	1,125
Amortization of deferred financing costs	6,370	4,910
Amortization of bond discount	4,419	3,472
Provision for credit losses	569	1,661
Change in:
Accounts receivable	253	(5,547)
Other assets	(5,982)	17,387
Accounts payable and accrued liabilities	17,676	15,130
Other liabilities	1,394	1,266
Net cash used in operating activities	(7,223)	(2,214)

Cash flows from investing activities:
Investment in unconsolidated entities	(2,273)	(6,070)
Investment in convertible promissory notes	(31,500)	(51,044)
Acquisition of business, net of cash acquired	—	(4,448)
Acquisition of leasing equipment	(1,627)	—
Acquisition of property, plant and equipment	(53,322)	(78,712)
Investment in equity instruments	(5,000)	—
Proceeds from sale of leasing equipment	—	116
Proceeds from sale of property, plant and equipment	598	1,148
Proceeds from sale of easement	3,486	—
Net cash used in investing activities	(89,638)	(139,010)

Cash flows from financing activities:
Proceeds from debt, net	449,689	162,100
Repayment of debt	(247,594)	(75,131)
Payment of financing costs	(10,397)	(6,472)
Cash dividends - common stock	(9,707)	(9,254)
Cash dividends - redeemable preferred stock	(9,723)	—
Settlement of equity-based compensation	(3,214)	(90)
Distributions to non-controlling interests	(15,039)	(1,647)
Net cash provided by financing activities	154,015	69,506

Net increase (decrease) in cash and cash equivalents and restricted cash	57,154	(71,718)
Cash and cash equivalents and restricted cash, beginning of period	87,479	149,642
Cash and cash equivalents and restricted cash, end of period	$144,633	$77,924

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(6,799)	$(143)
Dividends and accretion of redeemable preferred stock	(41,840)	(45,811)
Non-cash change in equity method investment	28,322	120,934
Financing fees	(16,158)	(2,012)
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
VIE assets of DRP were $305.3 million and $305.0 million, and total VIE liabilities of DRP were $62.4 million and $52.7 million as of September 30, 2024 and December 31, 2023, respectively.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $1.9 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and $4.1 million and $3.9 million during the nine months ended September 30, 2024 and 2023, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $5.4 million and $5.3 million during the three months ended September 30, 2024 and 2023, respectively, and $15.7 million and $14.5 million during the nine months ended September 30, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Assets—Other current assets is comprised of:

	September 30, 2024	December 31, 2023
Note receivable	$25,759	$21,425
Prepaid expenses	7,708	8,930
Other receivables	3,123	5,716
Other assets	10,676	5,963
Total other current assets	$47,266	$42,034
The Company records interest income on the note receivable in Other income in the Consolidated Statements of Operations using the contractual interest rate.
Other Assets—Other assets consists of a note receivable of $20.8 million and $— million as of September 30, 2024 and December 31, 2023, respectively, from Long Ridge Energy & Power LLC, see details in Note 5.
Other assets also consists of capitalized contract costs of $19.8 million and $17.6 million as of September 30, 2024 and December 31, 2023, respectively.
Other assets also consists of a note receivable of $11.8 million and $11.7 million as of September 30, 2024 and December 31, 2023, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. The carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively, as of September 30, 2024 and December 31, 2023, respectively.
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
There were no impairments of goodwill for the three and nine months ended September 30, 2024 and 2023.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $30.1 million and $31.3 million as of September 30, 2024 and December 31, 2023, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $1.8 million and $1.8 million during the three months ended September 30, 2024 and 2023, respectively, and $6.4 million and $4.9 million during the nine months ended September 30, 2024 and 2023, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 50% of total revenues for the three and nine months ended September 30, 2024 from one customer in the Railroad segment. Additionally, we earned 13% of total revenues for the three and nine months ended September 30, 2024 from one customer in the Jefferson Terminal segment. We earned 55% and 52% of total revenues for the three and nine months ended September 30, 2023, respectively, from one customer in the Railroad segment. We earned 12% and 11% of total revenues for the three and nine months ended September 30, 2023, respectively, from one customer in the Jefferson Terminal segment.
As of September 30, 2024, accounts receivable from three customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 61% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive income (loss) related to equity method investees in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes. Our share of the change in fair value of these contracts is recognized in Equity in losses of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments is recognized in Equity in losses of unconsolidated entities in our Consolidated Statements of Cash Flows.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the (Benefit from) provision for income taxes in the Consolidated Statements of Operations.
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
3. LEASING EQUIPMENT, NET AND PROPERTY
Leasing equipment, net is summarized as follows:

	September 30, 2024	December 31, 2023
Leasing equipment	$47,600	$45,982
Less: Accumulated depreciation	(11,427)	(10,395)
Leasing equipment, net	$36,173	$35,587
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense for leasing equipment	$364	$276	$1,040	$828
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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain (loss) on sale of assets in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million and $0.6 million of interest income, respectively, which is included in Revenues in the Consolidated Statements of Operations during the three and nine months ended September 30, 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2024	December 31, 2023
Land, site improvements and rights	$181,600	$182,319
Buildings and improvements	18,810	18,769
Bridges and tunnels	176,753	176,753
Terminal machinery and equipment	1,210,510	1,215,197
Track and track related assets	105,622	103,888
Railroad equipment	9,440	8,999
Railcars and locomotives	96,847	85,162
Computer hardware and software	20,184	16,058
Furniture and fixtures	2,065	1,887
Construction in progress	112,737	76,491
Other	23,275	21,613
	1,957,843	1,907,136
Less: Accumulated depreciation	(332,937)	(276,307)
Property, plant and equipment, net	$1,624,906	$1,630,829
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$17,528	$17,976	$53,765	$54,070
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2024	December 31, 2023
Intermodal Finance I, Ltd.	Equity method	51.0%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50.1%	—	—
Long Ridge West Virginia LLC	Equity method	50.1%	639	6,825
GM-FTAI Holdco LLC	Equity method	See below	42,572	55,740
Clean Planet Energy USA LLC	Equity method	50.0%	10,937	10,136
			$54,148	$72,701
________________________________________________________
(1) The carrying value of $20.8 million as of September 30, 2024 is included in Other assets in the Consolidated Balance Sheet and the carrying value of $(29.3) million as of December 31, 2023 is included in Other liabilities in the Consolidated Balance Sheet.
We did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2024 and 2023.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in (losses) earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Intermodal Finance I, Ltd.	$10	$10	$31	$44
Long Ridge Energy & Power LLC	(4,350)	(7,057)	(18,172)	2,343
Long Ridge West Virginia LLC	(6,124)	—	(6,675)	—
GM-FTAI Holdco LLC	(3,538)	(2,303)	(13,168)	(7,403)
Clean Planet Energy USA LLC	(306)	(564)	(1,014)	(2,157)
Total	$(14,308)	$(9,914)	$(38,998)	$(7,173)
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
As of September 30, 2024, Intermodal owns a portfolio of approximately 144 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022 we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. As of September 30, 2024 and December 31, 2023, the balance of the note receivable was $111.2 million, recorded as long-term notes receivable in Other assets on the Consolidated Balance Sheet, and $71.0 million, recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	(Unaudited)
	September 30, 2024	December 31, 2023
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$3,737	$3,362
Restricted cash	25,268	23,691
Accounts receivable, net	4,908	5,633
Other current assets	2,436	7,357
Total current assets	36,349	40,043
Property, plant, and equipment, net	806,879	828,232
Intangible assets, net	3,895	4,180
Goodwill	86,460	86,460
Other assets	5,255	4,041
Total assets	$938,838	$962,956

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$23,036	$49,538
Debt, net	4,450	4,450
Derivative liabilities	52,594	39,891
Other current liabilities	359	2,136
Total current liabilities	80,439	96,015
Debt, net	749,729	699,372
Derivative liabilities	283,615	360,710
Other liabilities	3,450	4,941
Total liabilities	1,117,233	1,161,038

Equity
Total equity	(178,395)	(198,082)
Total liabilities and equity	$938,838	$962,956

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	2024	2023	2024	2023
Revenue	$32,472	$29,208	$90,147	$132,067
Expenses
Operating expenses	13,074	15,232	39,800	44,011
Depreciation and amortization	10,986	12,206	35,066	38,589
Interest expense	17,933	15,832	52,403	44,997
Total expenses	41,993	43,270	127,269	127,597
Total other (expense) income	330	(24)	278	207
Net (loss) income	$(9,191)	$(14,086)	$(36,844)	$4,677

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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of September 30, 2024, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	September 30, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(12,763)	(48,276)
Intangible assets, net	$—	$47,237	$47,237

	December 31, 2023
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(33,145)	(9,747)	(42,892)
Intangible assets, net	$2,368	$50,253	$52,621
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of customer relationships	$1,600	$1,898	$5,371	$5,679
As of September 30, 2024, estimated net annual amortization of intangibles is as follows:

Remainder of 2024	$1,000
2025	4,000
2026	4,000
2027	4,000
2028	4,000
Thereafter	30,237
Total	$47,237

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Loans payable
DRP Revolver (1)	(i) Base Rate + 2.75%; or (ii) Base Rate + 3.75% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$44,250	$44,250
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 3/11/2026 (iii) 11/26/27	63,800	63,800
Total loans payable			108,050	108,050
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	143,165	263,980
Series 2021 Bonds	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.000% (ii) Taxable Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	352,685	425,000
Series 2024 Bonds	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	382,295	—
Senior Notes due 2027 (2)	10.500%	6/1/27	579,600	575,181
Total bonds payable			1,457,745	1,264,161
Total debt			1,565,795	1,372,211
Less: Debt issuance costs			(30,116)	(31,301)
Total debt, net			$1,535,679	$1,340,910

Total debt due within one year			$—	$—
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $20,400 and $24,819 at September 30, 2024 and December 31, 2023, respectively.
April 2024 Jefferson Credit Agreement
On April 2, 2024, certain subsidiaries within the Jefferson Terminal segment entered into a credit agreement (the “April 2024 Jefferson Credit Agreement”), providing for a $75.0 million term loan facility, which matures at the earlier of (i) December 13, 2024 or (ii) 30 days prior to the date on which the first cash dividend payment on preferred equity is paid, and bears interest at the Applicable Margin of 4.00% plus Adjusted Term SOFR. In June 2024, we completed an offering of Series 2024 Bonds (see below) and used a portion of the net proceeds to repay in full and terminate the April 2024 Jefferson Credit Agreement.
Tender Offer for Series 2020A and Series 2021A Bonds
On May 14, 2024, we commenced a cash tender offer (the “Tender Offer”) for up to $105 million aggregate principal amount of the Tax Exempt Series 2020A and Tax Exempt Series 2021A Bonds (the “Target Bonds”).
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
On August 30, 2024, we repurchased and cancelled an additional $6.0 million of the Tax Exempt Series 2021A Bonds. We wrote off $0.2 million of deferred financing costs during the period and recognized a gain on extinguishment of debt of $0.9 million from this transaction.

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
Jefferson Terminal used a portion of the net proceeds from the Series 2024 Bonds to repay the April 2024 Jefferson Credit Agreement in full, pay for or reimburse the cost of development, construction and acquisition of certain facilities, as well as pay for the Tender Offer. The Company also used a portion of the net proceeds from the Taxable Series 2024B Bonds to defease the Taxable Series 2020B Bonds in full for the aggregate principal amount of $79.1 million. We recognized a loss on modification of debt of $6.0 million from the Series 2024 Bonds and a loss on extinguishment of debt of $3.2 million from the repayment of the April 2024 Jefferson Credit Agreement in connection with this transaction. For the three months ended September 30, 2024, we recognized an additional loss on modification of debt of $0.1 million from the Series 2024 Bonds. In conjunction with the repayment associated with the April 2024 Jefferson Credit Agreement, we wrote off $1.8 million of deferred financing costs during the period.
We were in compliance with all debt covenants as of September 30, 2024.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2024	September 30, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$20,295	$20,295	$—	$—	Market
Restricted cash	124,338	124,338	—	—	Market
Notes receivable	11,773	—	11,773	—	Market
Total assets	$156,406	$144,633	$11,773	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2023	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$29,367	$29,367	$—	$—	Market
Restricted cash	58,112	58,112	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$99,143	$87,479	$11,664	$—
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
The fair value of our bonds, notes and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2024	December 31, 2023
Series 2020A Bonds (1)	$131,274	$138,666
Series 2020B Bonds (1)	—	75,928
Series 2021A Bonds (1)	129,118	154,306
Series 2021B Bonds (1)	179,498	165,208
Series 2024A Bonds (1)	170,154	—
Series 2024B Bonds (1)	224,565	—
Senior Notes due 2027	641,148	625,038
EB-5 Loan Agreement	22,885	21,240
EB-5.2 Loan Agreement	8,713	8,183
EB-5.3 Loan Agreement	23,747	22,491
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

	Three Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$526	$787	$—	$—	$1,313
Rail revenues	44,255	—	—	—	44,255
Terminal services revenues	—	18,895	3,951	—	22,846
Roadside services revenues	—	—	—	14,897	14,897
Total revenues	$44,781	$19,682	$3,951	$14,897	$83,311

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,319	$2,386	$—	$—	$3,705
Rail revenues	135,412	—	—	—	135,412
Terminal services revenues	—	57,086	11,892	—	68,978
Roadside services revenues	—	—	—	42,638	42,638
Total revenues	$136,731	$59,472	$11,892	$42,638	$250,733

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

	Three Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$394	$343	$—	$—	$737
Rail revenues	41,470	—	—	—	41,470
Terminal services revenues	—	16,267	4,087	—	20,354
Roadside services revenues	—	—	—	18,145	18,145
Other revenue	—	—	—	—	—
Total revenues	$41,864	$16,610	$4,087	$18,145	$80,706

	Nine Months Ended September 30, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,231	$968	$—	$—	$2,199
Rail revenues	124,184	—	—	—	124,184
Terminal services revenues	—	51,838	8,532	—	60,370
Roadside services revenues	—	—	—	54,230	54,230
Other revenue	—	—	(1,951)	—	(1,951)
Total revenues	$125,415	$52,806	$6,581	$54,230	$239,032
As of September 30, 2024 and December 31, 2023, we recorded capitalized contract cost of $24.7 million and $19.8 million, of which $4.9 million and $2.2 million is included in Other current assets and $19.8 million and $17.6 million is included in Other assets on the Consolidated Balance Sheets, respectively.
During the three and nine months ended September 30, 2024, the Company recognized revenue of $0.3 million and $1.0 million, respectively, that was included in the deferred revenue balance at the beginning of the year.
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
As of September 30, 2024, the Incentive Plan provides for the issuance of up to 30.0 million shares. We report equity-based compensation expense within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the nine months ended September 30, 2024, we issued 11,062 shares of common stock to certain directors as compensation.
Stock Options
During the nine months ended September 30, 2024, 346,862 options were exercised by certain directors and officers for 282,940 shares of common stock. During the nine months ended September 30, 2024, 11,818,062 options were exercised by the Manager for 8,418,561 shares of common stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Restricted shares	$103	$202	$282	$949	$558	1.1
Common units	547	362	1,127	1,072	3,677	0.8
Total	$650	$564	$1,409	$2,021	$4,235
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
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2024	2023
Restricted stock units	$1,979	$3,713	$5,264	$3,713	$3,711	0.7
Total	$1,979	$3,713	$5,264	$3,713	$3,711
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

	Three Months Ended September 30,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$406	$82	$348	$446
Interest costs	212	78	117	374
Expected return on plan assets	(50)	—	—	—
Amortization of prior service costs	—	(341)	—	34
Amortization of actuarial gains	3	(198)	(46)	—
Total	$571	$(379)	$419	$854

	Nine Months Ended September 30,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$1,153	$718	$1,044	$1,338
Interest costs	519	623	351	1,122
Expected return on plan assets	(151)	—	—	—
Amortization of prior service costs	—	(615)	—	102
Amortization of actuarial gains	(3)	(309)	(138)	—
Total	$1,518	$417	$1,257	$2,562
The total employer contributions for the nine months ended September 30, 2024 and 2023 were $1.5 million and $1.5 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2024 is $0.4 million.
12. INCOME TAXES
The current and deferred components of the income tax provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current:
Federal	$—	$—	$—	$—
State and local	214	(30)	793	412
Total current provision (benefit)	214	(30)	793	412
Deferred:
Federal	(208)	89	3	1,229
State and local	(98)	(51)	1,184	919
Total deferred (benefit) provision	(306)	38	1,187	2,148
(Benefit from) provision for income taxes	$(92)	$8	$1,980	$2,560
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
As of and for the nine months ended September 30, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal,

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2024.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fee	$2,807	$3,238	$8,584	$9,304
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$2,807	$3,238	$8,584	$9,304
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$1,167	$1,143	$3,598	$4,077
Acquisition and transaction expenses	298	374	869	731
Total	$1,465	$1,517	$4,467	$4,808
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase a number of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 15. On August 12, 2024, 8.7 million Manager options were exercised, as discussed in Note 10.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Accrued management fees	$5,583	$6,400
Other payables	2,803	5,595
As of September 30, 2024 and December 31, 2023, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2024 and December 31, 2023, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2024 and December 31, 2023 was $(109.3) million and $(78.0) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-controlling interest share of net loss	$(9,700)	$(10,818)	$(31,339)	$(30,051)

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
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the nine months ended September 30, 2024 and 2023, the Company incurred approximately $0.4 million and $0.3 million of rent and office related expenses, respectively.
On May 14, 2024, certain members of Fortress management and affiliates of Mubadala Investment Company, through its wholly owned asset management subsidiary, Mubadala Capital (“Mubadala”), completed their acquisition of 100% of the equity of Fortress. Fortress continues to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.
14. SEGMENT INFORMATION
During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods have been recast to reflect this segment reporting structure.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2024

	Three Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$44,781	$19,682	$3,951	$—	$—	$14,897	$83,311

Expenses
Operating expenses	24,723	17,138	6,764	1	—	14,140	62,766
General and administrative	—	—	—	—	—	2,989	2,989
Acquisition and transaction expenses	95	—	—	1,681	—	750	2,526
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,807	2,807
Depreciation and amortization	4,936	11,988	2,489	—	—	79	19,492
Total expenses	29,754	29,126	9,253	1,682	—	20,765	90,580

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(10,474)	(3,844)	10	(14,308)
Gain on sale of assets, net	5	2,753	—	—	—	—	2,758
Gain on modification or extinguishment of debt	—	747	—	—	—	—	747
Interest expense	(78)	(13,107)	(92)	—	—	(18,236)	(31,513)
Other income	819	916	—	3,594	1,206	2	6,537
Total other income (expense)	746	(8,691)	(92)	(6,880)	(2,638)	(18,224)	(35,779)
Income (loss) before income taxes	15,773	(18,135)	(5,394)	(8,562)	(2,638)	(24,092)	(43,048)
Provision for (benefit from) income taxes	1,174	(426)	(73)	—	—	(767)	(92)
Net income (loss)	14,599	(17,709)	(5,321)	(8,562)	(2,638)	(23,325)	(42,956)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	71	(9,700)	(334)	—	—	—	(9,963)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	16,978	16,978
Net income (loss) attributable to stockholders	$14,528	$(8,009)	$(4,987)	$(8,562)	$(2,638)	$(40,303)	$(49,971)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$21,080	$11,764	$(1,406)	$11,105	$(673)	$(4,942)	$36,928
Add: Non-controlling share of Adjusted EBITDA							6,318
Add: Equity in losses of unconsolidated entities							(14,308)
Less: Interest and other costs on pension and OPEB liabilities							248
Less: Dividends and accretion of redeemable preferred stock							(16,978)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(5,625)
Less: Interest expense							(31,513)
Less: Depreciation and amortization expense							(20,725)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Gains on the modification or extinguishment of debt and capital lease obligations							747
Less: Acquisition and transaction expenses							(2,526)
Less: Equity-based compensation expense							(2,629)
Less: Provision for income taxes							92
Less: Other non-recurring items							—
Net loss attributable to stockholders							$(49,971)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$136,731	$59,472	$11,892	$—	$—	$42,638	$250,733

Expenses
Operating expenses	73,266	54,245	18,533	1,023	7	41,492	188,566
General and administrative	—	—	—	—	—	10,690	10,690
Acquisition and transaction expenses	432	10	—	2,079	—	1,852	4,373
Management fees and incentive allocation to affiliate	—	—	—	—	—	8,584	8,584
Depreciation and amortization	14,808	36,618	7,413	—	—	1,337	60,176
Total expenses	88,506	90,873	25,946	3,102	7	63,955	272,389

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(24,847)	(14,182)	31	(38,998)
(Loss) gain on sale of assets, net	(158)	2,753	—	—	—	—	2,595
Loss on modification or extinguishment of debt	—	(8,423)	—	—	—	—	(8,423)
Interest expense	(245)	(33,594)	(480)	—	—	(54,477)	(88,796)
Other income	467	4,453	—	8,787	2,156	2	15,865
Total other income (expense)	64	(34,811)	(480)	(16,060)	(12,026)	(54,444)	(117,757)
Income (loss) before income taxes	48,289	(66,212)	(14,534)	(19,162)	(12,033)	(75,761)	(139,413)
Provision for (benefit from) income taxes	3,358	(1,592)	(234)	—	—	448	1,980
Net income (loss)	44,931	(64,620)	(14,300)	(19,162)	(12,033)	(76,209)	(141,393)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	179	(31,339)	(893)	—	—	—	(32,053)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	51,563	51,563
Net income (loss) attributable to stockholders	$44,752	$(33,281)	$(13,407)	$(19,162)	$(12,033)	$(127,772)	$(160,903)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$64,859	$30,893	$(4,591)	$30,343	$(5,316)	$(17,773)	$98,415
Add: Non-controlling share of Adjusted EBITDA							20,305
Add: Equity in losses of unconsolidated entities							(38,998)
Less: Interest and other costs on pension and OPEB liabilities							(214)
Less: Dividends and accretion of redeemable preferred stock							(51,563)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(15,090)
Less: Interest expense							(88,796)
Less: Depreciation and amortization expense							(63,418)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(8,423)
Less: Acquisition and transaction expenses							(4,373)
Less: Equity-based compensation expense							(6,768)
Less: Provision for income taxes							(1,980)
Less: Other non-recurring items							—
Net loss attributable to stockholders							$(160,903)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. For the Three Months Ended September 30, 2023

	Three Months Ended September 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$41,864	$16,610	$4,087	$—	$—	$18,145	$80,706

Expenses
Operating expenses	24,332	17,548	6,179	1,393	—	18,964	68,416
General and administrative	—	—	—	—	—	2,485	2,485
Acquisition and transaction expenses	186	80	—	—	—	383	649
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,238	3,238
Depreciation and amortization	4,362	12,643	2,390	—	—	755	20,150
Asset impairment	—	—	—	—	—	—	—
Total expenses	28,880	30,271	8,569	1,393	—	25,825	94,938

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,057)	(2,867)	10	(9,914)
(Loss) gain on sale of assets, net	(264)	1	—	—	—	—	(263)
Loss on extinguishment of debt	(937)	—	—	—	—	(1,083)	(2,020)
Interest expense	(82)	(8,280)	(642)	—	—	(16,995)	(25,999)
Other (expense) income	(520)	109	—	2,149	649	—	2,387
Total other expense	(1,803)	(8,170)	(642)	(4,908)	(2,218)	(18,068)	(35,809)
Income (loss) before income taxes	11,181	(21,831)	(5,124)	(6,301)	(2,218)	(25,748)	(50,041)
Provision for (benefit from) income taxes	524	(126)	103	—	—	(493)	8
Net income (loss)	10,657	(21,705)	(5,227)	(6,301)	(2,218)	(25,255)	(50,049)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	37	(9,688)	(281)	—	—	—	(9,932)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	15,984	15,984
Net income (loss) attributable to stockholders	$10,620	$(12,017)	$(4,946)	$(6,301)	$(2,218)	$(41,239)	$(56,101)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended September 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$17,434	$7,763	$(959)	$7,970	$(1,005)	$(6,548)	$24,655
Add: Non-controlling share of Adjusted EBITDA							5,410
Add: Equity in losses of unconsolidated entities							(9,914)
Less: Interest and other costs on pension and OPEB liabilities							(480)
Less: Dividends and accretion of redeemable preferred stock							(15,984)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(5,554)
Less: Interest expense							(25,999)
Less: Depreciation and amortization expense							(20,150)
Less: Incentive allocations							—
Less: Asset impairment charges							—
Less: Changes in fair value of non-hedge derivative instruments							—
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(2,020)
Less: Acquisition and transaction expenses							(649)
Less: Equity-based compensation expense							(4,277)
Less: Provision for income taxes							(8)
Less: Other non-recurring items							(1,131)
Net loss attributable to stockholders							$(56,101)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$125,415	$52,806	$6,581	$—	$—	$54,230	$239,032

Expenses
Operating expenses	71,824	49,963	16,884	1,990	29	55,663	196,353
General and administrative	—	—	—	—	—	9,388	9,388
Acquisition and transaction expenses	553	116	—	71	1	813	1,554
Management fees and incentive allocation to affiliate	—	—	—	—	—	9,304	9,304
Depreciation and amortization	14,588	36,656	6,916	—	—	2,417	60,577
Asset impairment	743	—	—	—	—	—	743
Total expenses	87,708	86,735	23,800	2,061	30	77,585	277,919

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	2,343	(9,560)	44	(7,173)
(Loss) gain on sale of assets, net	(473)	733	—	—	—	—	260
Loss on extinguishment of debt	(937)	—	—	—	—	(1,083)	(2,020)
Interest expense	(2,252)	(24,142)	(1,845)	(3)	—	(45,189)	(73,431)
Other (expense) income	(1,616)	(1,303)	—	5,021	1,876	—	3,978
Total other (expense) income	(5,278)	(24,712)	(1,845)	7,361	(7,684)	(46,228)	(78,386)
Income (loss) before income taxes	32,429	(58,641)	(19,064)	5,300	(7,714)	(69,583)	(117,273)
Provision for income taxes	1,842	224	257	—	—	237	2,560
Net income (loss)	30,587	(58,865)	(19,321)	5,300	(7,714)	(69,820)	(119,833)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	83	(28,921)	(1,034)	—	—	(229)	(30,101)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	45,811	45,811
Net income (loss) attributable to stockholders	$30,504	$(29,944)	$(18,287)	$5,300	$(7,714)	$(115,402)	$(135,543)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Nine Months Ended September 30, 2023
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$54,889	$21,363	$(7,456)	$29,687	$(4,163)	$(20,092)	$74,228
Add: Non-controlling share of Adjusted EBITDA							15,577
Add: Equity in losses of unconsolidated entities							(7,173)
Less: Interest and other costs on pension and OPEB liabilities							(1,440)
Less: Dividends and accretion of redeemable preferred stock							(45,811)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities							(20,630)
Less: Interest expense							(73,431)
Less: Depreciation and amortization expense							(60,577)
Less: Incentive allocations							—
Less: Asset impairment charges							(743)
Less: Changes in fair value of non-hedge derivative instruments							(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations							(2,020)
Less: Acquisition and transaction expenses							(1,554)
Less: Equity-based compensation expense							(5,814)
Less: Provision for income taxes							(2,560)
Less: Other non-recurring items							(2,470)
Net loss attributable to stockholders							$(135,543)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$46,629	$160,820	$2,526	$1	$27,066	$10,025	$247,067
Non-current assets	666,005	1,121,292	302,739	21,440	65,282	13,664	2,190,422
Total assets	712,634	1,282,112	305,265	21,441	92,348	23,689	2,437,489

Total debt, net	—	924,756	44,250	—	—	566,673	1,535,679

Current liabilities	45,551	67,919	14,828	3,257	2	42,119	173,676
Non-current liabilities	32,374	996,185	47,571	—	—	567,579	1,643,709
Total liabilities	77,925	1,064,104	62,399	3,257	2	609,698	1,817,385

Redeemable preferred stock	—	—	—	—	—	366,913	366,913

Non-controlling interests in equity of consolidated subsidiaries	3,982	(120,656)	(906)	—	—	—	(117,580)
Total equity	634,709	218,008	242,866	18,184	92,346	(952,922)	253,191
Total liabilities, redeemable preferred stock and equity	$712,634	$1,282,112	$305,265	$21,441	$92,348	$23,689	$2,437,489

	December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$58,114	$88,542	$9,267	$2	$22,405	$7,173	$185,503
Non-current assets	667,501	1,137,510	295,685	6,825	77,540	9,045	2,194,106
Total assets	725,615	1,226,052	304,952	6,827	99,945	16,218	2,379,609

Total debt, net	—	737,335	44,250	—	—	559,325	1,340,910

Current liabilities	54,150	65,052	4,912	828	—	25,695	150,637
Non-current liabilities	55,975	797,854	47,816	29,310	—	559,926	1,490,881
Total liabilities	110,125	862,906	52,728	30,138	—	585,621	1,641,518

Redeemable preferred stock	—	—	—	—	—	325,232	325,232

Non-controlling interests in equity of consolidated subsidiaries	2,861	(74,278)	(13)	—	—	—	(71,430)
Total equity	615,490	363,146	252,224	(23,311)	99,945	(894,635)	412,859
Total liabilities, redeemable preferred stock and equity	$725,615	$1,226,052	$304,952	$6,827	$99,945	$16,218	$2,379,609

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
As of September 30, 2024, the Company has $109.9 million of PIK dividends increasing our Redeemable Preferred Stock balance. The Company had dividends paid in cash of $9.7 million for the three and nine months ended September 30, 2024. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $15.3 million and $14.3 million for the three months ended September 30, 2024 and 2023, respectively, and $46.5 million and $40.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $1.7 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $5.1 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
If the Redeemable Preferred Stock were redeemed as of September 30, 2024, it would be redeemable for $436.8 million.
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
The calculation of basic and diluted LPS is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(42,956)	$(50,049)	$(141,393)	$(119,833)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(9,963)	(9,932)	(32,053)	(30,101)
Less: Dividends and accretion of redeemable preferred stock	16,978	15,984	51,563	45,811
Net loss attributable to stockholders	$(49,971)	$(56,101)	$(160,903)	$(135,543)
Weighted Average Common Stock Outstanding - Basic (1)	109,723,831	102,820,651	106,317,677	102,800,818
Weighted Average Common Stock Outstanding - Diluted (1)	109,723,831	102,820,651	106,317,677	102,800,818

Loss per share:
Basic	$(0.45)	$(0.55)	$(1.51)	$(1.32)
Diluted (2)	$(0.45)	$(0.55)	$(1.51)	$(1.32)
________________________________________________________
(1) Three and nine months ended September 30, 2024 includes penny warrants that were converted into common stock during the periods.
(2) Diluted LPS for the three and nine months ended September 30, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended September 30, 2024 and 2023, 1,578,404 and 3,023,965 shares of common stock, respectively, and for the nine months ended September 30, 2024 and 2023, 1,399,408 and 2,343,212 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,685,132	$4.93
Issued	—	—
Expired	—	—
Exercised	3,342,566	0.01
Outstanding as of September 30, 2024 (1)	3,342,566	$9.85
Warrants exercisable as of September 30, 2024 (1)	3,342,566	$9.85
________________________________________________________
(1) Weighted average exercise price as of September 30, 2024 includes adjustments for quarterly dividend payments.
On July 22, 2024, members of Ares Management LLC exercised their rights to the Series II Warrants in full to purchase 3,342,566 shares of common stock of the Company at the exercise price of $0.01 per share pursuant to the Warrant Agreement, dated August 1, 2022.
The weighted average remaining contractual term of the outstanding warrants as of September 30, 2024 is 5.8 years. The aggregate intrinsic value of the warrants as of September 30, 2024 is $— million.

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
We have entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved during the year ended December 31, 2022.
18. SUBSEQUENT EVENTS
Credit Agreement
On October 18, 2024, our Jefferson Terminal segment entered into a credit agreement (the “October 2024 Jefferson Credit Agreement”), providing for a $50.0 million term loan facility, which matures at the earlier of (i) July 18, 2025 or (ii) after December 31, 2024, the date on which a cash dividend payment on our preferred stock is paid or is required to be paid pursuant to the terms of such preferred stock, and bears interest at 4.00% plus the applicable forward-looking term rate based on SOFR.
Dividends
On October 30, 2024, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended September 30, 2024, payable on November 19, 2024 to the holders of record on November 12, 2024.
On October 30, 2024, our board of directors also declared a cash dividend on our preferred stock of $16.47 per share to the holders of preferred stock for the period from September 30, 2024 through October 30, 2024, payable on October 31, 2024.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of September 30, 2024, we had total consolidated assets of $2.4 billion and redeemable preferred stock and equity of $0.6 billion.
Operating Segments
During the first quarter of 2023 we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods have been recast to reflect this segment reporting structure.
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
Our Manager
On May 14, 2024, certain members of Fortress management and affiliates of Mubadala Investment Company, through its wholly owned asset management subsidiary, Mubadala Capital (“Mubadala”), completed their acquisition of 100% of the equity of Fortress. Fortress continues to operate as an independent investment manager under the Fortress brand, with autonomy over investment processes and decision making, personnel and operations.

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

Comparison of the three and nine months ended September 30, 2024 and 2023
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$1,313	$737	$576	$3,705	$2,199	$1,506
Rail revenues	44,255	41,470	2,785	135,412	124,184	11,228
Terminal services revenues	22,846	20,354	2,492	68,978	60,370	8,608
Roadside services revenues	14,897	18,145	(3,248)	42,638	54,230	(11,592)
Other revenue	—	—	—	—	(1,951)	1,951
Total revenues	83,311	80,706	2,605	250,733	239,032	11,701

Expenses
Operating expenses	62,766	68,416	(5,650)	188,566	196,353	(7,787)
General and administrative	2,989	2,485	504	10,690	9,388	1,302
Acquisition and transaction expenses	2,526	649	1,877	4,373	1,554	2,819
Management fees and incentive allocation to affiliate	2,807	3,238	(431)	8,584	9,304	(720)
Depreciation and amortization	19,492	20,150	(658)	60,176	60,577	(401)
Asset impairment	—	—	—	—	743	(743)
Total expenses	90,580	94,938	(4,358)	272,389	277,919	(5,530)

Other (expense) income
Equity in losses of unconsolidated entities	(14,308)	(9,914)	(4,394)	(38,998)	(7,173)	(31,825)
Gain (loss) on sale of assets, net	2,758	(263)	3,021	2,595	260	2,335
Gain (loss) on modification or extinguishment of debt	747	(2,020)	2,767	(8,423)	(2,020)	(6,403)
Interest expense	(31,513)	(25,999)	(5,514)	(88,796)	(73,431)	(15,365)
Other income	6,537	2,387	4,150	15,865	3,978	11,887
Total other expense	(35,779)	(35,809)	30	(117,757)	(78,386)	(39,371)
Loss from before income taxes	(43,048)	(50,041)	6,993	(139,413)	(117,273)	(22,140)
(Benefit from) provision for income taxes	(92)	8	(100)	1,980	2,560	(580)
Net loss	(42,956)	(50,049)	7,093	(141,393)	(119,833)	(21,560)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,963)	(9,932)	(31)	(32,053)	(30,101)	(1,952)
Less: Dividends and accretion of redeemable preferred stock	16,978	15,984	994	51,563	45,811	5,752
Net loss attributable to stockholders	$(49,971)	$(56,101)	$6,130	$(160,903)	$(135,543)	$(25,360)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(49,971)	$(56,101)	$6,130	$(160,903)	$(135,543)	$(25,360)
Add: (Benefit from) provision for income taxes	(92)	8	(100)	1,980	2,560	(580)
Add: Equity-based compensation expense	2,629	4,277	(1,648)	6,768	5,814	954
Add: Acquisition and transaction expenses	2,526	649	1,877	4,373	1,554	2,819
Add: (Gains) losses on the modification or extinguishment of debt and capital lease obligations	(747)	2,020	(2,767)	8,423	2,020	6,403
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	1,125	(1,125)
Add: Asset impairment charges	—	—	—	—	743	(743)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	20,725	20,150	575	63,418	60,577	2,841
Add: Interest expense	31,513	25,999	5,514	88,796	73,431	15,365
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	5,625	5,554	71	15,090	20,630	(5,540)
Add: Dividends and accretion of redeemable preferred stock	16,978	15,984	994	51,563	45,811	5,752
Add: Interest and other costs on pension and OPEB liabilities	(248)	480	(728)	214	1,440	(1,226)
Add: Other non-recurring items (3)	—	1,131	(1,131)	—	2,470	(2,470)
Less: Equity in losses of unconsolidated entities	14,308	9,914	4,394	38,998	7,173	31,825
Less: Non-controlling share of Adjusted EBITDA (4)	(6,318)	(5,410)	(908)	(20,305)	(15,577)	(4,728)
Adjusted EBITDA (non-GAAP)	$36,928	$24,655	$12,273	$98,415	$74,228	$24,187
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $19,492 and $20,150 and (ii) capitalized contract costs amortization of $1,233 and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $60,176 and $60,577 and (ii) capitalized contract costs amortization of $3,242 and $—, respectively.
(2) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net loss of $(14,352) and $(9,941), (ii) interest expense of $10,826 and $8,830, (iii) depreciation and amortization expense of $6,911 and $6,965, (iv) acquisition and transaction expenses of $47 and $50, (v) changes in fair value of non-hedge derivative instruments of $(2,572) and $(352), (vi) equity-based compensation of $— and $2, (vii) asset impairment of $24 and $—, (viii) equity method basis adjustments of $17 and $— and (ix) loss on modification or extinguishment of debt of $4,724 and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $(39,132) and $(7,283), (ii) interest expense of $32,901 and $25,166, (iii) depreciation and amortization expense of $20,091 and $20,598, (iv) acquisition and transaction expenses of $97 and $307, (v) changes in fair value of non-hedge derivative instruments of $(4,394) and $(18,162), (vi) equity-based compensation of $2 and $4, (vii) asset impairment of $274 and $—, (viii) equity method basis adjustments of $49 and $—, (ix) loss on modification or extinguishment of debt of $4,724 and $— and (x) other non-recurring items of $478 and $—, respectively.
(3) Includes the following item for the three and nine months ended September 30, 2023: certain non-cash expenses related to the cancellation of restricted shares and Railroad severance expense of $1,131 and $2,470, respectively.
(4) Includes the following items for the three months ended September 30, 2024 and 2023: (i) equity-based compensation of $240 and $718, (ii) benefit from income taxes of $(98) and $(19), (iii) interest expense of $3,078 and $1,821, (iv) depreciation and amortization expense of $3,274 and $2,870, (v) acquisition and transaction expense of $— and $19, (vi) interest and other costs on pension and OPEB liabilities of $(1) and $1 and (vii) loss on modification or extinguishment of debt of $(175) and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) equity-based compensation of $939 and $904, (ii) (benefit from) provision for income taxes of $(374) and $69, (iii) interest expense of $7,906 and $5,558, (iv) depreciation and amortization expense of $9,855 and $8,950, (v) changes in fair value of non-hedge derivative instruments of $— and $61, (vi) acquisition and transaction expense of $3 and $27, (vii) interest and other costs on pension and OPEB liabilities of $1 and $3, (viii) asset impairment of $— and $2, (ix) loss on modification or extinguishment of debt of $1,975 and $— and (x) other non-recurring items of $— and $3, respectively.
Revenue
Comparison of the three months ended September 30, 2024 and 2023
Total revenues increased $2.6 million due to higher revenues of $2.9 million in the Railroad segment and $3.1 million in the Jefferson Terminal segment, offset by lower revenues of $0.1 million in the Repauno segment and $3.2 million in the Corporate and Other segment.
Roadside services revenue decreased $3.2 million due to the decline of roadside services for FYX.

Terminal services revenues increased $2.5 million primarily due an increase in average crude oil throughput volumes in the Jefferson Terminal segment.
Rail revenues increased $2.8 million primarily due to an increase in both carloads and rates per car in the Railroad segment.
Comparison of the nine months ended September 30, 2024 and 2023
Total revenues increased $11.7 million primarily due to higher revenues of $11.3 million in the Railroad segment, $6.7 million in the Jefferson Terminal segment and $5.3 million in the Repauno segment, offset by lower revenues of $11.6 million in the Corporate and Other segment.
Roadside services revenue decreased $11.6 million primarily due to the decline of roadside services for FYX.
Terminal services revenues increased $8.6 million primarily due to the commencement of a butane throughput contract in the Repauno segment in April 2023, as well as an increase in average crude oil throughput volumes in the Jefferson Terminal segment.
Rail revenues increased $11.2 million primarily due to an increase in both carloads and rates per car in the Railroad segment.
Expenses
Comparison of the three months ended September 30, 2024 and 2023
Total expenses decreased $4.4 million, primarily due to decreases in (i) operating expenses and (ii) depreciation and amortization, partially offset by increases in (i) general and administrative expenses and (ii) acquisition and transaction expenses.
Operating expenses decreased $5.7 million which primarily reflects:
•a decrease of $4.8 million due to decreased roadside services at FYX;
•a decrease of $1.4 million due to decreased legal fees in the Power and Gas Segment; and
•a decrease of $0.4 million primarily due to lower costs associated with stock-based compensation and insurance during the current quarter in the Jefferson Terminal segment; partially offset by
•an increase of $0.4 million in the Railroad segment mainly due to increased carloads; and
•an increase of $0.6 million in the Repauno segment due to higher costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site.
General and administrative expenses increased $0.5 million primarily due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses increased $1.9 million primarily due to consulting fees in the Power and Gas segment.
Depreciation and amortization decreased $0.7 million primarily due to assets that became fully depreciated at the Corporate and Other segment.
Comparison of the nine months ended September 30, 2024 and 2023
Total expenses decreased $5.5 million, primarily due to decreases in (i) operating expenses, (ii) depreciation and amortization and (iii) asset impairment, partially offset by increases in (i) acquisition and transaction expenses and (ii) general and administrative expenses.
Operating expenses decreased $7.8 million which primarily reflects:
•a decrease of $14.2 million due to decreased roadside services at FYX; and
•a decrease of $1.0 million in the Power and Gas segment due to decreased legal fees; partially offset by
•an increase of $1.6 million due to higher costs associated with stock-based compensation, and an increase in labor costs and professional fees related to the continued development of the site in the Repauno segment;
•an increase of $4.3 million primarily due to costs associated with insurance, higher labor and other costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $1.4 million in the Railroad segment mainly due to increased carloads.
General and administrative expenses increased $1.3 million primarily due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses increased $2.8 million primarily due to professional fees for a potential acquisition in the Corporate and Other segment and an increase in consulting fees in the Power and Gas segment.

Depreciation and amortization decreased $0.4 million primarily due to assets that became fully depreciated in the Corporate and Other segment, partially offset by an increase in depreciation and amortization in the Repauno segment due to assets being placed into service.
Asset impairment decreased $0.7 million primarily due to impairment for certain scrap assets in the Railroad segment in 2023.
Other expense
Total other expense did not change significantly on a consolidated basis during the three months ended September 30, 2024, but this is primarily comprised of:
•an increase in gain on modification or extinguishment of debt of $2.8 million due to a gain recognized in the Jefferson Terminal segment in the current period, as well as losses recognized in the Railroad and Corporate and Other segments in 2023;
•an increase in interest expense of $5.5 million primarily due to an increase in the average outstanding debt of approximately $216.2 million which consists of (i) $5.7 million for the Senior Notes due 2027, (ii) $19.3 million for the DRP Revolver and (iii) $191.2 million for the Series 2024 Bonds, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million;
•an increase of $4.4 million in equity in losses of unconsolidated entities primarily due to a loss on extinguishment of debt at Long Ridge West Virginia LLC, as well as higher operating losses at GM-FTAI Holdco LLC; and
•a gain on sale of land of $3.0 million primarily due to a sales leaseback transaction in the Jefferson Terminal segment; partially offset by
•an increase of $4.2 million in Other income due to interest income from an increased loan balance on the loan agreement between the Company and Long Ridge Energy & Power LLC, as well as favorable adjustments in the pension and OPEB benefits in the Railroad segment, and an increase due to the interest on the Series 2024 Bond funds at the Jefferson Terminal segment.
Total other expense increased $39.4 million during the nine months ended September 30, 2024 which primarily reflects:
•an increase of $31.8 million in equity in losses of unconsolidated entities primarily due to a loss on extinguishment of debt at Long Ridge West Virginia LLC, as well as higher operating losses at GM-FTAI Holdco LLC;
•an increase in interest expense of $15.4 million primarily due to an increase in the average outstanding debt of approximately $151.9 million which consists of (i) $63.6 million for the Senior Notes due 2027, (ii) $19.3 million for the DRP Revolver and (iii) $102.4 million for the Series 2024 Bonds as well as the Barclay’s loan, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million;
•an increase in loss on modification or extinguishment of debt of $6.4 million primarily due to a gain recognized in the Jefferson Terminal segment, offset by a decrease in the Corporate and Other segment due to repayment of amounts outstanding under the Credit Agreement in July 2023, as well as a decrease in the Railroad segment related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023; and
•a gain on sale of land of $2.3 million primarily due to a sales leaseback transaction in the Jefferson Terminal segment; partially offset by
•an increase of $11.9 million in Other income due to (i) interest income from an increased loan balance on the loan agreement between the Company and Long Ridge Energy & Power LLC, (ii) favorable adjustments in the pension and OPEB benefits in the Railroad segment, and (iii) a current year gain from the grant of a pipeline easement, as well as a benefit from the decrease in prior year losses related to the termination of a pipeline contract in the Jefferson Terminal segment.
Net loss
Net loss decreased $7.1 million and increased $21.6 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $12.3 million and $24.2 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$526	$394	$132	$1,319	$1,231	$88
Rail revenues	44,255	41,470	2,785	135,412	124,184	11,228
Total revenues	44,781	41,864	2,917	136,731	125,415	11,316

Expenses
Operating expenses	24,723	24,332	391	73,266	71,824	1,442
Acquisition and transaction expenses	95	186	(91)	432	553	(121)
Depreciation and amortization	4,936	4,362	574	14,808	14,588	220
Asset impairment	—	—	—	—	743	(743)
Total expenses	29,754	28,880	874	88,506	87,708	798

Other income (expense)
Gain (loss) on sale of assets, net	5	(264)	269	(158)	(473)	315
Loss on extinguishment of debt	—	(937)	937	—	(937)	937
Interest expense	(78)	(82)	4	(245)	(2,252)	2,007
Other income (expense)	819	(520)	1,339	467	(1,616)	2,083
Total other income (expense)	746	(1,803)	2,549	64	(5,278)	5,342
Income before income taxes	15,773	11,181	4,592	48,289	32,429	15,860
Provision for income taxes	1,174	524	650	3,358	1,842	1,516
Net income	14,599	10,657	3,942	44,931	30,587	14,344
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	71	37	34	179	83	96
Net income attributable to stockholders	$14,528	$10,620	$3,908	$44,752	$30,504	$14,248

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net income attributable to stockholders	$14,528	$10,620	$3,908	$44,752	$30,504	$14,248
Add: Provision for income taxes	1,174	524	650	3,358	1,842	1,516
Add: Equity-based compensation expense	547	262	285	1,127	746	381
Add: Acquisition and transaction expenses	95	186	(91)	432	553	(121)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	937	(937)	—	937	(937)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	743	(743)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,936	4,362	574	14,808	14,588	220
Add: Interest expense	78	82	(4)	245	2,252	(2,007)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	(248)	480	(728)	214	1,440	(1,226)
Add: Other non-recurring items (1)	—	—	—	—	1,339	(1,339)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(30)	(19)	(11)	(77)	(55)	(22)
Adjusted EBITDA	$21,080	$17,434	$3,646	$64,859	$54,889	$9,970
________________________________________________________
(1) Includes the following item for the nine months ended September 30, 2023: Railroad severance expense of $1,339, respectively.
(2) Includes the following items for the three months ended September 30, 2024 and 2023: (i) equity-based compensation of $3 and $1, (ii) provision for income taxes of $6 and $3, (iii) depreciation and amortization expense of $22 and $13, (iv) acquisition and transaction expense of $— and $1 and (v) interest and other costs on pension and OPEB liabilities of $(1) and $1, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) equity-based compensation of $5 and $2, (ii) provision for income taxes of $13 and $4, (iii) interest expense of $1 and $5, (iv) depreciation and amortization expense of $56 and $35, (v) acquisition and transaction expense of $1 and $1, (vi) interest and other costs on pension and OPEB liabilities of $1 and $3, (vii) asset impairment of $— and $2 and (viii) other non-recurring items of $— and $3, respectively.
Revenues
Total revenues increased $2.9 million and $11.3 million during the three and nine months ended September 30, 2024, respectively, primarily due to both an increase in carloads and rates per car.
Expenses
Total expenses increased $0.9 million during the three months ended September 30, 2024, which primarily reflects an increase in operating expenses of $0.4 million mainly due to increased carloads and an increase in depreciation and amortization of $0.6 million due to new railcars purchased during the quarter. Total expenses increased $0.8 million during the nine months ended September 30, 2024, which primarily reflects an increase in operating expenses of $1.4 million mainly due to increased carloads, partially offset by a decrease in asset impairment of $0.7 million for certain scrap assets written off in 2023.
Other income (expense)
Total other income increased $2.5 million and $5.3 million during the three and nine months ended September 30, 2024, respectively, which primarily reflects a decrease in interest expense and loss on extinguishment of debt related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023, as well as an increase in other income related to pension and OPEB benefits due to favorable adjustments.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.6 million and $10.0 million during the three and nine months ended September 30, 2024, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Lease income	$787	$343	$444	$2,386	$968	$1,418
Terminal services revenues	18,895	16,267	2,628	57,086	51,838	5,248
Total revenues	19,682	16,610	3,072	59,472	52,806	6,666

Expenses
Operating expenses	17,138	17,548	(410)	54,245	49,963	4,282
Acquisition and transaction expenses	—	80	(80)	10	116	(106)
Depreciation and amortization	11,988	12,643	(655)	36,618	36,656	(38)
Total expenses	29,126	30,271	(1,145)	90,873	86,735	4,138

Other income (expense)
Gain on sale of assets, net	2,753	1	2,752	2,753	733	2,020
Gain (loss) on modification or extinguishment of debt	747	—	747	(8,423)	—	(8,423)
Interest expense	(13,107)	(8,280)	(4,827)	(33,594)	(24,142)	(9,452)
Other income (expense)	916	109	807	4,453	(1,303)	5,756
Total other expense	(8,691)	(8,170)	(521)	(34,811)	(24,712)	(10,099)
Loss before income taxes	(18,135)	(21,831)	3,696	(66,212)	(58,641)	(7,571)
(Benefit from) provision for income taxes	(426)	(126)	(300)	(1,592)	224	(1,816)
Net loss	(17,709)	(21,705)	3,996	(64,620)	(58,865)	(5,755)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(9,700)	(9,688)	(12)	(31,339)	(28,921)	(2,418)
Net loss attributable to stockholders	$(8,009)	$(12,017)	$4,008	$(33,281)	$(29,944)	$(3,337)

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net income (loss) attributable to stockholders	$(8,009)	$(12,017)	$4,008	$(33,281)	$(29,944)	$(3,337)
Add: (Benefit from) provision for income taxes	(426)	(126)	(300)	(1,592)	224	(1,816)
Add: Equity-based compensation expense	673	2,932	(2,259)	3,533	3,679	(146)
Add: Acquisition and transaction expenses	—	80	(80)	10	116	(106)
Add: (Gains) losses on the modification or extinguishment of debt and capital lease obligations	(747)	—	(747)	8,423	—	8,423
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	13,221	12,643	578	39,860	36,656	3,204
Add: Interest expense	13,107	8,280	4,827	33,594	24,142	9,452
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (2)	—	1,131	(1,131)	—	1,131	(1,131)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (3)	(6,055)	(5,160)	(895)	(19,654)	(14,641)	(5,013)
Adjusted EBITDA (non-GAAP)	$11,764	$7,763	$4,001	$30,893	$21,363	$9,530
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $11,988 and $12,643 and (ii) capitalized contract costs amortization of $1,233 and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) depreciation and amortization expense of $36,618 and $36,656 and (ii) capitalized contract costs amortization of $3,242 and $—, respectively.
(2) Includes the following items for the three and nine months ended September 30, 2023: certain non-cash expenses related to the cancellation of restricted shares of $1,131 and $1,131, respectively.
(3) Includes the following items for the three months ended September 30, 2024 and 2023: (i) equity-based compensation of $157 and $658, (ii) benefit from income taxes of $(100) and $(30), (iii) interest expense of $3,073 and $1,786, (iv) depreciation and amortization expense of $3,100 and $2,728, (v) acquisition and transaction expense of $— and $18 and (vi) loss on modification or extinguishment of debt of $(175) and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) equity-based compensation of $828 and $831, (ii) (benefit from) provision for income taxes of $(373) and $51, (iii) interest expense of $7,876 and $5,453, (iv) depreciation and amortization expense of $9,346 and $8,280, (v) acquisition and transaction expense of $2 and $26 and (vi) loss on modification or extinguishment of debt of $1,975 and $—, respectively.
Revenues
Total revenues increased $3.1 million and $6.7 million during the three and nine months ended September 30, 2024, respectively, due to an increase in average crude oil throughput volumes.
Expenses
Total expenses decreased $1.1 million during the three months ended September 30, 2024 which primarily reflects:
•a decrease in operating expenses of $0.4 million primarily due to lower costs associated with stock-based compensation and insurance during the current quarter; and
•a decrease in depreciation and amortization of $0.7 million due to certain assets becoming fully depreciated.

Total expenses increased $4.1 million during the nine months ended September 30, 2024 which primarily reflects an increase in operating expenses of $4.3 million primarily due to costs associated with insurance and higher labor and other costs associated with increased terminal throughput activity.
Other expense
Total other expense increased $0.5 million during the three months ended September 30, 2024, which primarily reflects an increase in interest expense of $4.8 million related to additional borrowings during the current year, offset by (i) a $0.7 million gain on modification or extinguishment of debt, (ii) an increase in other income of $0.8 million from the interest on the Series 2024 Bond funds and (iii) a $2.8 million gain primarily from a sales leaseback transaction.
Total other expense increased $10.1 million during the nine months ended September 30, 2024 which primarily reflects (i) an $8.4 million loss on modification or extinguishment of debt and (ii) an increase in interest expense of $9.5 million related to additional borrowings during the current year, offset by (i) a $2.0 million gain primarily from a sales leaseback transaction and (ii) an increase in other income of $5.8 million due to a current year gain from the grant of a pipeline easement as well as a benefit from the decrease in prior year losses related to the termination of a pipeline contract.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.0 million and $9.5 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Terminal services revenues	$3,951	$4,087	$(136)	$11,892	$8,532	$3,360
Other revenue	—	—	—	—	(1,951)	1,951
Total revenues	3,951	4,087	(136)	11,892	6,581	5,311

Expenses
Operating expenses	6,764	6,179	585	18,533	16,884	1,649
Depreciation and amortization	2,489	2,390	99	7,413	6,916	497
Total expenses	9,253	8,569	684	25,946	23,800	2,146

Other expense
Interest expense	(92)	(642)	550	(480)	(1,845)	1,365
Total other expense	(92)	(642)	550	(480)	(1,845)	1,365
Loss before income taxes	(5,394)	(5,124)	(270)	(14,534)	(19,064)	4,530
(Benefit from) provision for income taxes	(73)	103	(176)	(234)	257	(491)
Net loss	(5,321)	(5,227)	(94)	(14,300)	(19,321)	5,021
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(334)	(281)	(53)	(893)	(1,034)	141
Net loss attributable to stockholders	$(4,987)	$(4,946)	$(41)	$(13,407)	$(18,287)	$4,880

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(4,987)	$(4,946)	$(41)	$(13,407)	$(18,287)	$4,880
Add: (Benefit from) provision for income taxes	(73)	103	(176)	(234)	257	(491)
Add: Equity-based compensation expense	1,306	1,083	223	1,731	1,309	422
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	1,125	(1,125)
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,489	2,390	99	7,413	6,916	497
Add: Interest expense	92	642	(550)	480	1,845	(1,365)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(233)	(231)	(2)	(574)	(621)	47
Adjusted EBITDA (non-GAAP)	$(1,406)	$(959)	$(447)	$(4,591)	$(7,456)	$2,865
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) equity-based compensation of $80 and $59, (ii) (benefit from) provision for income taxes of $(4) and $8, (iii) interest expense of $5 and $35 and (iv) depreciation and amortization expense of $152 and $129, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) equity-based compensation of $106 and $71, (ii) (benefit from) provision for income taxes of $(14) and $14, (iii) interest expense of $29 and $100, (iv) depreciation and amortization expense of $453 and $375 and (v) changes in fair value of non-hedge derivative instruments of $— and $61, respectively.
Revenues
Total revenue did not change significantly during the three months ended September 30, 2024. Total revenue increased $5.3 million during the nine months ended September 30, 2024 primarily due to (i) the commencement of a butane throughput contract in April 2023, as well as (ii) losses in the prior year related to the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $0.7 million and $2.1 million during the three and nine months ended September 30, 2024 which primarily reflects higher operating expenses due to costs associated with stock-based compensation, an increase in depreciation expense due to assets being placed into service, and an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense decreased $0.6 million and $1.4 million during the three and nine months ended September 30, 2024, respectively, which reflects an increase in capitalized interest, partially offset by an increase in interest expense due to an increase in the borrowing amount on the revolver, amended in December 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.4 million and increased $2.9 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	1	1,393	(1,392)	1,023	1,990	(967)
Acquisition and transaction expenses	1,681	—	1,681	2,079	71	2,008
Total expenses	1,682	1,393	289	3,102	2,061	1,041

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(10,474)	(7,057)	(3,417)	(24,847)	2,343	(27,190)
Interest expense	—	—	—	—	(3)	3
Other income	3,594	2,149	1,445	8,787	5,021	3,766
Total other (expense) income	(6,880)	(4,908)	(1,972)	(16,060)	7,361	(23,421)
Net (loss) income attributable to stockholders	$(8,562)	$(6,301)	$(2,261)	$(19,162)	$5,300	$(24,462)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net (loss) income attributable to stockholders	$(8,562)	$(6,301)	$(2,261)	$(19,162)	$5,300	$(24,462)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,681	—	1,681	2,079	71	2,008
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	3	(3)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	7,512	7,214	298	22,579	26,656	(4,077)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	10,474	7,057	3,417	24,847	(2,343)	27,190
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$11,105	$7,970	$3,135	$30,343	$29,687	$656
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net loss of $(10,489) and $(7,057), (ii) interest expense of $9,544 and $7,932, (iii) depreciation and amortization expense of $6,217 and $6,639, (iv) acquisition and transaction expenses of $47 and $50, (v) changes in fair value of non-hedge derivative instruments of $(2,572) and $(352), (vi) equity-based compensation of $— and $2, (vii) asset impairment of $24 and $—, (viii) equity method basis adjustments of $17 and $— and (ix) loss on modification or extinguishment of debt of $4,724 and $—, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net (loss) income of $(24,895) and $2,343, (ii) interest expense of $28,219 and $22,544, (iii) depreciation and amortization expense of $18,025 and $19,620, (iv) acquisition and transaction expenses of $97 and $307, (v) changes in fair value of non-hedge derivative instruments of $(4,394) and $(18,162), (vi) equity-based compensation of $2 and $4, (vii) asset impairment of $274 and $—, (viii) equity method basis adjustments of $49 and $—, (ix) loss on modification or extinguishment of debt of $4,724 and $— and (x) other non-recurring items of $478 and $—, respectively.
Expenses
Total expenses increased $0.3 million and $1.0 million during the three and nine months ended September 30, 2024, respectively, which primarily relates to an increase in consulting fees, partially offset by a decrease in legal fees.
Other (expense) income
Total other expense increased $2.0 million during the three months ended September 30, 2024 which reflects:
•an increase in equity in losses of unconsolidated entities of $3.4 million, primarily due to a loss on extinguishment of debt at Long Ridge West Virginia LLC; offset by
•an increase in other income of $1.4 million due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.
Total other expense increased $23.4 million during the nine months ended September 30, 2024 which reflects:
•an increase in equity in losses of unconsolidated entities of $27.2 million, primarily due to a decrease in unrealized gains on power swaps at Long Ridge Energy & Power LLC and loss on extinguishment of debt at Long Ridge West Virginia LLC; partially offset by
•an increase in other income of $3.8 million due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.1 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	—	—	—	7	29	(22)
Acquisition and transaction expenses	—	—	—	—	1	(1)
Total expenses	—	—	—	7	30	(23)

Other (expense) income
Equity in losses of unconsolidated entities	(3,844)	(2,867)	(977)	(14,182)	(9,560)	(4,622)
Other income	1,206	649	557	2,156	1,876	280
Total other expense	(2,638)	(2,218)	(420)	(12,026)	(7,684)	(4,342)
Net loss attributable to stockholders	$(2,638)	$(2,218)	$(420)	$(12,033)	$(7,714)	$(4,319)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(2,638)	$(2,218)	$(420)	$(12,033)	$(7,714)	$(4,319)
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	1	(1)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(1,879)	(1,654)	(225)	(7,465)	(6,010)	(1,455)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	3,844	2,867	977	14,182	9,560	4,622
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$(673)	$(1,005)	$332	$(5,316)	$(4,163)	$(1,153)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net loss of $(3,845) and $(2,868), (ii) interest expense of $1,272 and $888 and (iii) depreciation and amortization expense of $694 and $326, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $(14,182) and $(9,567), (ii) interest expense of $4,651 and $2,579 and (iii) depreciation and amortization expense of $2,066 and $978, respectively.
Other expense
Total other expense increased $0.4 million and $4.3 million during the three and nine months ended September 30, 2024, respectively, which reflects changes in equity in losses of unconsolidated entities primarily due to higher operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.3 million and decreased $1.2 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Revenues
Roadside services revenues	$14,897	$18,145	$(3,248)	$42,638	$54,230	$(11,592)
Total revenues	14,897	18,145	(3,248)	42,638	54,230	(11,592)

Expenses
Operating expenses	14,140	18,964	(4,824)	41,492	55,663	(14,171)
General and administrative	2,989	2,485	504	10,690	9,388	1,302
Acquisition and transaction expenses	750	383	367	1,852	813	1,039
Management fees and incentive allocation to affiliate	2,807	3,238	(431)	8,584	9,304	(720)
Depreciation and amortization	79	755	(676)	1,337	2,417	(1,080)
Total expenses	20,765	25,825	(5,060)	63,955	77,585	(13,630)

Other income (expense)
Equity in earnings of unconsolidated entities	10	10	—	31	44	(13)
Loss on extinguishment of debt	—	(1,083)	1,083	—	(1,083)	1,083
Interest expense	(18,236)	(16,995)	(1,241)	(54,477)	(45,189)	(9,288)
Other income	2	—	2	2	—	2
Total other expense	(18,224)	(18,068)	(156)	(54,444)	(46,228)	(8,216)
Loss before income taxes	(24,092)	(25,748)	1,656	(75,761)	(69,583)	(6,178)
(Benefit from) provision for income taxes	(767)	(493)	(274)	448	237	211
Net loss	(23,325)	(25,255)	1,930	(76,209)	(69,820)	(6,389)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	—	—	(229)	229
Less: Dividends and accretion of redeemable preferred stock	16,978	15,984	994	51,563	45,811	5,752
Net loss attributable to stockholders	$(40,303)	$(41,239)	$936	$(127,772)	$(115,402)	$(12,370)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023		2024	2023
Net loss attributable to stockholders	$(40,303)	$(41,239)	$936	$(127,772)	$(115,402)	$(12,370)
Add: (Benefit from) provision for income taxes	(767)	(493)	(274)	448	237	211
Add: Equity-based compensation expense	103	—	103	377	80	297
Add: Acquisition and transaction expenses	750	383	367	1,852	813	1,039
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,083	(1,083)	—	1,083	(1,083)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	79	755	(676)	1,337	2,417	(1,080)
Add: Interest expense	18,236	16,995	1,241	54,477	45,189	9,288
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(8)	(6)	(2)	(24)	(16)	(8)
Add: Dividends and accretion of redeemable preferred stock	16,978	15,984	994	51,563	45,811	5,752
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	(10)	(10)	—	(31)	(44)	13
Less: Non-controlling share of Adjusted EBITDA (2)	—	—	—	—	(260)	260
Adjusted EBITDA (non-GAAP)	$(4,942)	$(6,548)	$1,606	$(17,773)	$(20,092)	$2,319
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2024 and 2023: (i) net loss of $(18) and $(16) and (ii) interest expense of $10 and $10, respectively. Includes the following items for the nine months ended September 30, 2024 and 2023: (i) net loss of $(55) and $(59) and (ii) interest expense of $31 and $43, respectively.
(2) Includes the following item for the nine months ended September 30, 2023: (i) depreciation and amortization expense of $260.
Revenues
Total revenues decreased $3.2 million and $11.6 million during the three and nine months ended September 30, 2024, respectively, primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $5.1 million during the three months ended September 30, 2024 which primarily reflects:
•a decrease in operating expenses of $4.8 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $0.7 million due to assets that became fully depreciated; partially offset by
•an increase in general and administrative expenses of $0.5 million primarily due to higher professional fees.
Total expenses decreased $13.6 million during the nine months ended September 30, 2024 which primarily reflects:
•a decrease in operating expenses of $14.2 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $1.1 million due to assets that became fully depreciated; partially offset by
•an increase in general and administrative expenses of $1.3 million primarily due to higher professional fees; and
•an increase in acquisition and transaction expenses of $1.0 million associated with professional fees for a potential acquisition.

Other expense
Total other expense increased $0.2 million and $8.2 million during the three and nine months ended September 30, 2024, respectively, which primarily reflects an increase in interest expense due to the additional issuance of the Senior Notes due 2027 in July 2023, partially offset by a decrease in loss on extinguishment of debt due to repayment of amounts outstanding under the Credit Agreement in July 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.6 million and $2.3 million during the three and nine months ended September 30, 2024, respectively, primarily due to the changes noted above.

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
•Cash used for the purpose of making investments was $62.2 million and $89.2 million during the nine months ended September 30, 2024 and 2023, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of September 30, 2024, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales and an easement.
•Cash flows used in operating activities were $7.2 million and $2.2 million during the nine months ended September 30, 2024 and 2023, respectively.
•During the nine months ended September 30, 2024, additional borrowings were obtained in connection with the (i) April 2024 Jefferson Credit Agreement of $75.0 million and (ii) Series 2024 Bond Offering of $382.3 million. In June 2024, we used a portion of the net proceeds from the Series 2024 Bonds to (i) repay the April 2024 Jefferson Credit Agreement of $75.0 million, (ii) fund the $108.0 million for the Tender Offer and (iii) refinance the Taxable Series 2020B Bonds of $79.1 million. In August 2024, we used a portion of the net proceeds from the Series 2024 Bonds to repurchase and cancel a portion of the Tax Exempt Series 2021A Bonds of $6.0 million. During the nine months ended September 30, 2023, additional borrowings were obtained in connection with the (i) Transtar Revolver of $40.0 million, (ii) Credit Agreement of $25.0 million, (iii) EB-5 Loan Agreement of $1.6 million and (iv) 2027 Notes of $100.0 million. In July 2023, we used a portion of the net proceeds from the $100.0 million offering to repay the amounts outstanding under the Transtar Revolver and Credit Agreement in full during the nine months ended September 30, 2023.
•Proceeds from asset sales and an easement were $4.1 million and $1.3 million during the nine months ended September 30, 2024 and 2023, respectively.
We are currently evaluating several potential transactions and related financings, including, but not limited to, providing for increased debt capacity at certain of our subsidiaries, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction. In addition, from time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase or repay our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.

Historical Cash Flow
Comparison of the nine months ended September 30, 2024 and 2023
The following table compares the historical cash flow for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flow Data:
Net cash used in operating activities	$(7,223)	$(2,214)
Net cash used in investing activities	(89,638)	(139,010)
Net cash provided by financing activities	154,015	69,506
Net cash used in operating activities increased $5.0 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in equity in losses of unconsolidated entities of $31.8 million, (ii) an increase in loss on modification or extinguishment of debt of $6.4 million and (iii) an increase in amortization of deferred financing costs of $1.5 million, partially offset by (i) an increase in net loss of $21.6 million, (ii) changes in working capital of $14.9 million, (iii) an increase in gain on sale of easement of $3.5 million, (iv) an increase in gain on sale of assets of $2.3 million, (v) changes in fair value of non-hedge derivatives of $1.1 million and (vi) changes in provision for credit losses of $1.1 million.
Net cash used in investing activities decreased $49.4 million, primarily due to (i) a decrease in the acquisition of property, plant and equipment of $25.4 million, (ii) a decrease in the investment in convertible promissory notes of $19.5 million, (iii) a decrease in the acquisition of business of $4.4 million, (iv) a decrease in the investment in unconsolidated entities of $3.8 million and (v) an increase in the proceeds from sale of easement of $3.5 million, partially offset by (i) an increase in the investment of equity instruments of $5.0 million and (ii) an increase in the acquisition of leasing equipment of $1.6 million.
Net cash provided by financing activities increased $84.5 million, primarily due to (i) an increase in proceeds from debt of $287.6 million, partially offset by (i) an increase in repayment of debt of $172.5 million, (ii) an increase in settlement of equity-based compensation of $3.1 million, (iii) an increase in distributions to non-controlling interests of $13.4 million, (iv) an increase in the payment of cash dividends on preferred stock of $9.7 million and (v) an increase in payment of financing costs of $3.9 million.
Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2024, we had outstanding principal and interest payment obligations of $1.6 billion and $0.6 billion, respectively, of which, there is no principal payment due and $106.6 million of interest payments due within the next twelve months. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2024, we had outstanding operating and finance lease obligations of $169.5 million, of which $9.2 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $58.2 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for eleven months. See Note 15 for additional information related to our preferred stock obligations.
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
As of September 30, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.4 million or a decrease of approximately $0.4 million in interest expense over the next 12 months.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the evaluation of our disclosure controls and procedures as of September 30, 2024, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
No change other than certain remediation efforts related to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made no significant changes in our remediation plans during the nine months ended September 30, 2024 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 27, 2024.

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
As an independent public company, there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make or sustain distributions to our stockholders, or any distributions at all, or meet our contractual commitments. Our results of operations, ability to make or sustain distributions to our stockholders or meet our contractual commitments depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, the financial markets and economic conditions.
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
The rail sector is subject to extensive laws, regulations and other requirements, including, but not limited to, those relating to the environment, safety, rates and charges, service obligations, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by U.S. federal agencies, including the U.S. Environmental Protection Agency (the “U.S. EPA”), the U.S. Department of Transportation (the “DOT”), the Occupational Safety and Health Act (the “OSHA”), the U.S. Federal Railroad Administration (the “FRA”), and the U.S. Surface Transportation Board (the “STB”), as well as numerous other state, provincial, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving. In addition, new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. We have announced, and may in the future announce, sustainability-focused investments, partnerships and other initiatives and goals. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
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
Volatility in energy prices could have a significant effect on a variety of items, including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including the production and processing of crude oil, natural gas, and coal; fuel prices; and, fuel surcharges. Particularly in our rail business, fuel costs constitute a significant portion of our expenses. Diesel fuel prices and availability can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability; in fact, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through fuel surcharges at all, as future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges.
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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the DRP Revolver and the October 2024 Jefferson Credit Agreement) include restrictive covenants that may materially limit our ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
We earned approximately 50% of total revenues for the three and nine months ended September 30, 2024 from one customer in the Railroad segment. Additionally, we earned 13% of total revenues for the three and nine months ended September 30, 2024 from one customer in the Jefferson Terminal segment. We earned approximately 55% and 52%, respectively, of total revenues for the three and nine months ended September 30, 2023 from one customer in the Railroad segment. Additionally, we earned 12% and 11% of total revenues for the three and nine months ended September 30, 2023, respectively, from one customer in the Jefferson Terminal segment. As of September 30, 2024 accounts receivable from three customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 61% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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
As further described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting relating to the Company’s review of the cash flow projections and other key assumptions used in the goodwill impairment test analysis as of October 1, 2023, that was not timely or in sufficient detail, relating to the Jefferson Terminal reporting unit.

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
The failure of the Company to pay required dividends on its Series A Preferred Stock following August 1, 2024 may have a material adverse effect on the Company’s financial condition.
The Company is required to pay cash dividends equal to the cash dividend rate. The cash dividend rate equals 14.0% per annum subject to increase in accordance with the terms of the Series A Preferred Stock. Following August 1, 2024, if the Company fails to pay cash dividends when required to do so, the dividend rate would be equal to 18.0% per annum, subject to increase as described below, until all such dividends are paid in cash. Further, the Company is subject to limitations on paying cash dividends on its common stock when it is not current on relevant cash payments for the Series A Preferred Stock. Our failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following August 1, 2024 would result in an Event of Noncompliance. If we are unable to cure an Event of Noncompliance (to the extent curable), (i) the size of our board of directors will automatically increase to a number sufficient to constitute a majority of the board of directors, (ii) the majority of the holders of the Series A Preferred Stock will have the right to designate and elect a majority of the members of our board of directors, and (iii) other than with respect to the election of directors, the shares of Series A Preferred Stock will vote with our common stock as a single class (with the number of votes per share determined in accordance with the certificate of designations for our Series A Preferred Stock). Such remedies could have a material adverse effect on the Company’s financial condition.
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
The ownership by some of our directors of common shares, options, or other equity awards of FTAI may create, or may create the appearance of, conflicts of interest.
Because some of our directors also currently hold positions with FTAI, they own FTAI common shares, options to purchase FTAI common shares or other equity awards. For example, Judith Hannaway and Ray Robinson are directors of both FTAI and FTAI Infrastructure, and Joseph Adams, Jr., who is the chairman of the board of both FTAI and FTAI Infrastructure and is the chief executive officer of FTAI, owns common shares and options to purchase common shares in both FTAI and FTAI Infrastructure. Ownership by some of our directors of common shares or options to purchase common shares of FTAI, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for FTAI than they do for us.
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
On August 1, 2022, our board of directors adopted the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”), which provides for the ability to grant compensation awards in the form of stock, options, stock appreciation rights, restricted stock, performance awards, manager awards, tandem awards, other stock-based awards (including restricted stock units) and non-stock-based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. We initially reserved 30,000,000 shares of our common stock for issuance under the Incentive Plan. On the date of any equity issuance by us during the ten-year term of the Incentive Plan, that number will be increased by a number of shares of our common stock equal to 10% of (i) the number of shares of our common stock newly issued by us in such equity issuance or (ii) if such equity issuance relates to equity securities other than our common stock, the number of shares of our common stock equal to the quotient obtained by dividing the gross capital raised in such equity issuance by the fair market value of a share of our common stock as of the date of such equity issuance (such quotient, the “Equity Security Factor”). The term of the Incentive Plan expires in 2032. For a more detailed description of the Incentive Plan, see “Management—FTAI Infrastructure Nonqualified Stock Option and Inventive Award Plan” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022. Upon the successful completion of an equity offering by us, we will issue to our Manager (or an affiliate of our Manager), as compensation for our Manager’s role in raising capital for us, options to purchase shares of our common stock equal to up to 10% of (i) the aggregate number of shares of our common stock being issued in such offering or (ii) if such equity issuance relates to equity securities other than shares of our common stock, the number of shares of our common stock equal to the Equity Security Factor. In addition, the compensation committee of our board of directors has the authority to grant such other awards to our Manager as it deems advisable; provided that no such award may be granted to our Manager in connection with any issuance by us of equity securities in excess of 10% of (i) the maximum number of shares of our common stock then being issued or (ii) if such equity issuance relates to equity securities other than shares of our common stock, the maximum number of shares of our common stock determined in accordance with the Equity Security Factor.
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
We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, including, but not limited to, the Warrants, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our stock.
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
As an independent public company with shares listed on Nasdaq, we need to comply with an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations of the SEC and requirements of Nasdaq. These rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of becoming a public company, we must have independent directors and board committees.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	October 31, 2024
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	October 31, 2024
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer