Form 10-K
period 2024-12-31
FTAI Infrastructure Inc.
filed 2025-03-13
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $864.0 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.
As of March 10, 2025, the number of outstanding shares of the registrant’s common stock was 113,941,865 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2025 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, the Israel-Hamas conflict, public health crises, changes in or the imposition of new tariffs, and any related responses or actions by businesses and governments;
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

PART I
Item 1. Business
Our Company
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is in the business of acquiring, developing and operating assets and businesses that represent critical infrastructure for customers in the transportation, energy and industrial products industries. We were formed on December 13, 2021 as FTAI Infrastructure LLC, a Delaware limited liability company and subsidiary of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). In connection with the spin-off, FTAI Infrastructure LLC converted into FTAI Infrastructure Inc., a Delaware corporation, and acquired all of the material assets and investments that comprised FTAI's infrastructure business (“FTAI Infrastructure”). On August 1, 2022 (the “Spin-off Date”), FTAI distributed to the holders of FTAI common shares, one share of FTAI Infrastructure Inc. common stock for each FTAI common share held by such shareholder at the close of business on July 21, 2022, and we became an independent, publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.”
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485-megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2024, our Railroad business accounted for 54% of our total revenue and our Ports and Terminals business accounted for 29% of our total revenue. Corporate and other sources accounted for the remaining 17% of our total revenue.
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
We expect to continue to invest in such market sectors and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2024, we had total consolidated assets of $2.4 billion and redeemable preferred stock and equity of $0.5 billion.
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
Management Agreement
We are externally managed by our Manager, an affiliate of Fortress, which has a dedicated team of experienced professionals focused on the acquisition of infrastructure assets since 2002. On December 27, 2017, SoftBank completed its acquisition of Fortress. On May 14, 2024, certain members of Fortress management and affiliates of Mubadala Investment Company, through its wholly owned subsidiary, Mubadala Capital (“Mubadala”), completed their acquisition of 100% of the equity of Fortress from Softbank. While Fortress’s senior investment professionals are expected to remain at Fortress, including those individuals who perform services for us, there can be no assurance that the transaction will not have an adverse impact on us or our relationship with our Manager.
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
Acquisition of Transtar
On July 28, 2021, FTAI completed the purchase of 100% of the equity interests of Transtar, which was a wholly owned short-line railroad subsidiary of USS, for a cash purchase price of $640.0 million, subject to certain customary adjustments set forth in the Transtar Purchase Agreement (the “Transtar Acquisition”). As of December 31, 2024, Transtar has approximately 440 employees, of which approximately 340 are subject to collective bargaining agreements.

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
The following primarily comprise our Ports and Terminals business:
Jefferson Terminal
Jefferson Terminal develops, owns and operates port terminals in southeast Texas, on the U.S. Gulf Coast. Jefferson Terminal’s largest capacity port terminal is located at the Port of Beaumont, which is a deep-water port complex on the Sabine-Neches Waterway and among the busiest cargo ports in the United States (the “Port”). Jefferson Terminal leases 185 developed or developable waterfront acres from the Port. As part of the lease, Jefferson Terminal holds an exclusive right to operate as the sole handler of liquid hydrocarbons at the Port.
On its leased land, Jefferson Terminal has developed a large multi-modal crude oil and refined products storage, transloading and handling terminal. As part of a public-private strategy for the terminal build-out, the terminal improvements located on the Port’s land are generally owned by the Port, and operated and managed by Jefferson Terminal under a long-term lease. Some terminal improvements and equipment at the Port are owned by Jefferson Terminal and Jefferson Terminal also owns and operates various facilities and assets located outside of the Port’s land, including pipelines for transportation of crude oil and refined products into and out of the terminal.
Due to the success of this integrated public-private build-out approach, Jefferson Terminal’s main port terminal has a unique combination of six rail loop tracks with direct rail service from three Class I railroads, multiple direct pipeline connections to major refineries and interstate pipeline systems, three docks for loading and unloading barges and deep-water marine vessels, 6.2 million barrels of heated and unheated storage tanks, and facilities that are equipped to handle multiple types of products, including refined products and both light and heavy grade crude oils (with the ability to heat heavy crude for unloading prior to storing and blending), coupled with a prime location in the heart of a region that is home to refineries collectively representing an estimated 2.7 million barrels per day of refining capacity.
Its prime location and extensive optionality make Jefferson Terminal’s main port terminal well suited to provide logistics solutions to customers that include regional and global refiners, with the ability to offer a suite of services including heating, blending, storage, and multi-modal receipt and redelivery. At this location, Jefferson Terminal handles, stores, and blends light and heavy crudes received by pipeline, rail or waterborne transportation from most major North American production markets, including Western Canada, the Uinta Basin, and the Permian Basin, for onward transportation to domestic destinations and international markets; as well as storing and handling refined products, including automotive gasoline, diesel fuel, and other products, destined for domestic and foreign markets in North and South America.
Heavy crude oils, such as those produced in Utah and Western Canada, are in high demand on the Gulf Coast, as many of these refineries are specifically configured to process heavier feedstocks. As the production of North American heavy crude grows, the resulting high demand for infrastructure capable of handling this type of crude provides opportunities for well-positioned Gulf Coast terminals. Increased production of North American heavy crude in excess of existing takeaway capacity is expected to increase demand for crude-by-rail transportation to the Gulf Coast, as the high viscosity of heavy and waxy crude makes it well-suited for transport by rail (as opposed to pipeline). Jefferson Terminal’s main location is one of only a few terminals on the Gulf Coast that has heated rail unloading systems specifically capable of handling these heavier grades of crude received by rail.
International demand for U.S.-sourced refined products continues to increase. This has spurred a rapid need for rail and marine terminal facilities, as well as storage capacity on both sides of the U.S.-Mexico border and other locations in Latin America. To meet such increased demand, Jefferson Terminal, utilizing the flexibility of the facilities at its main terminal location, operates a refined products export system consisting of receiving several grades of refined products by direct pipeline connections from a large area refinery and from inland barge, storing the various products in 19 tanks with a combined capacity of approximately 3.2 million barrels, and loading the products to ships, barges, and unit trains via its rail facilities consisting of a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. The capabilities and optionality provided by its facilities, illustrated by this current functionality, make Jefferson Terminal’s main location one of the premier international refined products export terminals in the U.S. Gulf Coast.
In addition to its main terminal located at the Port, Jefferson Terminal has an approximately 596-acre industrial property and port terminal complex located in Nederland, Texas (“Jefferson Terminal South”). The Jefferson Terminal South complex is equipped with barge docks, a deep-water ship dock, and rail facilities capable of handling multiple specialty chemicals including ammonia and aniline. Jefferson Terminal owns approximately 544 acres of the land at Jefferson Terminal South and leases an additional 52 acres. Further to the success of the public-private build-out of its primary terminal location, Jefferson Terminal conveyed a 52-acre waterfront area of Jefferson Terminal South to the Port for purposes of development, with the grant by the Port of a long-term lease of the land and assets to Jefferson Terminal. Under the lease, Jefferson Terminal develops and operates the property.
Jefferson Terminal is currently constructing a new ship dock at Jefferson Terminal South to handle blue ammonia for an adjacently-located customer under a 15-year throughput agreement. Jefferson Terminal is also currently exploring multiple opportunities for future development at Jefferson Terminal South. At the main terminal location, Jefferson Terminal’s recent expansion projects included the construction of a second ship dock, which was completed in 2023, as well as the completion of 10 new tanks and related infrastructure, representing approximately 1.9 million barrels of storage capacity. In response to customer demand, Jefferson Terminal is currently undertaking a project that will equip an existing, operational 14-mile crude oil pipeline with bi-directional flow capability, enabling Jefferson Terminal’s customers to access light crude oil volumes from multiple sources.
In addition to its activities at the Jefferson Terminal main location and Jefferson Terminal South, Jefferson Terminal owns several other energy and infrastructure-related assets, including 299 tank railcars for the purpose of leasing to third parties; pipeline rights-of-way; as well as an approximately 50-acre property with inter-coastal waterway access. These assets can be deployed or developed in the future to meet market demands for transportation and logistics, and if successfully deployed or developed, may represent additional opportunities to generate stable, recurring cash flow.
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
As one of the newest marine terminals on the Delaware River, Repauno is uniquely positioned as a premier multimodal facility on the Atlantic Seaboard. The deep-water terminal is located on 1,600 acres in Gibbstown, New Jersey with underground granite storage cavern infrastructure, a multipurpose dock and convenient truck access to two major interstate highways.
Shortly after the end of 2020, DRP completed its state-of-the-art rail-to-ship transloading system. This allows DRP to load or unload Liquified Petroleum Gas (“LPG”) marine vessels from its new wharf, including 10 fully refrigerated LPG marine vessels loaded in 2024. As one of the newest marine terminals on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments. In addition, Repauno is expanding its storage and transloading capacity, and pursuing accretive sustainable energy projects such as the export of green hydrogen and the development of a recycling facility on-site (see discussion of Clean Planet USA below).
The following primarily comprise our Power and Gas business:
Long Ridge Energy & Power
During 2017, through Ohio River Partners Shareholder LLC (“ORP”), a consolidated subsidiary, FTAI purchased 100% of the interests in the assets of Long Ridge Energy & Power LLC (“Long Ridge”), which consisted primarily of land, buildings, railroad track, docks, water rights, site improvements and other rights. In December 2019, ORP contributed its equity interests in Long Ridge into Long Ridge Terminal LLC and sold a 49.9% interest to Labor Impact Fund L.P., an investment fund managed by GCM Grosvenor, for $150 million in cash.
As a result of the sale of the interest noted above, the Company decreased its interest and no longer controlled Long Ridge but retained significant influence, and therefore used the equity method of accounting to account for its investment.
In October 2021, Long Ridge completed its construction of its now fully functional 485-megawatt combined-cycle power plant at the site and the associated plans to self-supply the natural gas fuel requirements for the plant. Long Ridge operates one of the Appalachian Basin’s leading multimodal energy terminals, with nearly 300 acres of flat land, two barge docks on the Ohio River, a unit-train-capable loop track and direct highway access.
Long Ridge continues to evaluate opportunities to deploy its assets for sustainable and traditional energy projects and other value-driving enterprises, including artificial intelligence data centers.
Long Ridge continues to explore its ability to eventually run its power plant on carbon-free hydrogen. In collaboration with General Electric, Long Ridge has test-blended carbon-free hydrogen as a fuel and intends to continue testing to increase that blend over time by blending hydrogen in the gas stream and transitioning the plant to be capable of burning 100% green hydrogen over the next decade. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to test blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. Long Ridge has continued to evaluate opportunities for plant integration of hydrogen blending and to ensure safe and reliable industrial practices. For initial testing of hydrogen blending, Long Ridge has access to nearby industrial byproduct hydrogen. For the production of green hydrogen through electrolysis, Long Ridge has direct access to water from the Ohio River.
During 2022, Long Ridge West Virginia LLC (“Long Ridge WV”) purchased rights to natural gas properties in West Virginia. Long Ridge WV is focusing on energy and gas development in the West Virginia region.

On February 19, 2025, Long Ridge completed a comprehensive refinancing of its business, which included the issuance of $1.0 billion of debt securities which were used to: 1) repay existing outstanding indebtedness, 2) terminate certain power swap agreements and reprice two others at significantly higher prices, 3) pay fees and expenses associated with the refinancing, 4) fund certain reserve accounts and 5) fund general corporate purposes. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 25, 2025 for further information on the refinancing. As part of the refinancing, Long Ridge WV, a company owned by us and Labor Impact Fund L.P. in the same proportion as Long Ridge, was contributed to Long Ridge Energy LLC, a 100% owned subsidiary of Long Ridge, as part of the refinancing.
On February 26, 2025, we repurchased from Labor Impact Fund L.P. its 49.9% interest for certain equity and debt securities along with cash. Accordingly, commencing in the first quarter of 2025, we will be fully consolidating the assets, liabilities and results of operations into our financial statements. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for further information on the acquisition of the remaining 49.9% interest.
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
Clean Planet USA
On November 19, 2021, FTAI and UK green-tech company Clean Planet Energy announced the formation of a joint venture partnership to develop Clean Planet USA ecoPlants in key North American markets. The first Clean Planet USA ecoPlant is under development at the Repauno Port & Rail Terminal in Gibbstown, New Jersey, where the plant is planned to initially process 20,000 tons of waste plastics each year. In addition, the Clean Planet USA business development team is advancing multiple additional projects with agreements in place for plastic-waste supply in Alabama, Texas, Florida, the Dominican Republic, and other North American markets.
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
Long Ridge-Newlight AirCarbon Facility
On June 24, 2022, Long Ridge and certain of its subsidiaries entered into agreements with a wholly owned, direct subsidiary of Newlight Technologies, Inc. (“Newlight”), whereby Long Ridge will lease land and sell power and gas. Newlight has developed a technology to produce AirCarbon, a naturally occurring, carbon-negative molecule called PHB that performs like plastic, but biologically degrades in natural environments. The agreements are subject to certain conditions, including that the board of directors of Newlight will make the final investment decision regarding whether to proceed with the development of the project.
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
Customers
Our customers consist of global industrial and energy companies, including corporations that refine crude oil and trade petroleum products, manufacturers and local electricity markets and traders. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2024, our largest customer accounted for 50% of our revenue and 34% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. However, we do not think that we are dependent upon any particular customer without minimum volume commitments, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to replace the customers at similar contractual terms following the loss of any such customer. See “Risk Factors—Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
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
•Hydrogen-fueled power plant. In October 2020, Long Ridge, located in Hannibal, Ohio, announced its plan to transition its 485-megawatt combined-cycle power plant to run on carbon-free hydrogen, in collaboration with General

Electric, Kiewit Power Constructors Co., Black & Veatch and NAES Corporation. In April 2022, Long Ridge became the first large scale gas power plant in the U.S. to blend hydrogen as a fuel. This is also the first GE-H class turbine in the world to achieve this milestone. The plant is anticipated to be transitioned to be capable of burning 100% green hydrogen over the next decade.
•Carbon capture. In December 2021, FTAI invested in CarbonFree, whose operations are intended to capture carbon from industrial emitters and convert it to beneficial products that also sequester the carbon permanently.
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2024, we have approximately 670 employees at our subsidiaries across our business segments, approximately 340 of whom are party to collective bargaining agreements. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources into building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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
One or more of our officers and directors have responsibilities and commitments to entities other than us, including, but not limited to, FTAI. In addition, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if any of FTAI, Fortress or Mubadala and their respective affiliates, including the Manager (the “Fortress Parties”), or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity for us, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us. In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Parties acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of us and such person acts in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if any of the Fortress Parties or their respective affiliates, pursues or acquires the corporate opportunity or if such person does not present the corporate opportunity to us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”
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
We may compete with entities affiliated with or managed by our Manager or Fortress for certain assets that we may seek to acquire. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has funds invested in transportation-related infrastructure with approximately $3.9 billion in investments in aggregate as of December 31, 2024 and 2023. Fortress funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid vary depending on the size, terms and performance of each fund.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, historically have created difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or political environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related political or economic responses, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S., may put further upward or downward pressure on prices for such commodities.In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
•governmental regulation or policies, including changes to trade agreements or policies that result in increased tariffs or trade wars;
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

International, political, and economic factors, events and conditions, including as a result of recent geopolitical events and changes to trade policies or tariffs, may affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
Because we depend on Class I railroads for a significant portion of our operations in North America, our results of operations, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by six Class I carriers that have substantial market control and negotiating leverage. In addition, Class I carriers also traditionally have been significant sources of business for us, and may be future sources of potential acquisition candidates as they divest branch lines. A decision by any of these Class I carriers to cease or re-route certain freight movements or to alter existing business relationships, including operational or relationship changes, could have a material adverse effect on our results of operations. The overall impact of any such decision would depend on which Class I carrier is involved, the routes and freight movements affected, as well as the nature of any changes.
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
Restrictive covenants in our debt agreements and the certificates of designations for our Series A Redeemable Preferred Stock and our newly issued Series B Preferred Stock may adversely affect us.
The instruments governing our outstanding debt contain, and the certificates of designations for our Series A Redeemable Preferred Stock and our newly issued Series B Preferred Stock (see Note 19 — Acquisition of Outstanding Equity Interests in Long Ridge Energy & Power LLC) and the indenture governing the 2027 Notes contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
•incur indebtedness;
•issue equity interests of the Company ranking pari passu with, or senior in priority to, the Series A Redeemable Preferred Stock or the Series B Preferred Stock;
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
In addition, a portion of the Long Ridge site was recently redeveloped as a combined cycle gas-fired electric generating facility, and other portions will likely be redeveloped in the future. Although we have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay further redevelopment projects, impacted materials could be encountered that require special handling and/or result in delays to those projects. Any additional projects may require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.

Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation. If we are not able to transform the Repauno or Long Ridge sites into hubs for industrial and energy development in a timely manner, their future prospects could be materially and adversely affected, which may have a material adverse effect on our business, operating results and financial condition.
We have material customer concentration with respect to the Jefferson Terminal and Railroad businesses, with a limited number of customers accounting for a material portion of our revenues.
We earned approximately 13%, 12% and 10% of our revenue for the years ended December 31, 2024, 2023 and 2022 from one customer within the Jefferson Terminal segment, respectively, and 50%, 51% and 51% of our revenue from one customer within the Railroad segment during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.
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
The failure of the Company to pay required dividends on its Series A Preferred Stock following August 1, 2024, may have a material adverse effect on the Company’s financial condition.
The Company is required to pay cash dividends equal to the cash dividend rate. The cash dividend rate equals 14.0% per annum subject to increase in accordance with the terms of the Series A Preferred Stock. Following August 1, 2024, if the Company fails to pay cash dividends when required to do so, the dividend rate would be equal to 18.0% per annum, subject to increase as described below, until all such dividends are paid in cash. Further, the Company is subject to limitations on paying cash dividends on its common stock when it is not current on relevant cash payments for the Series A Preferred Stock. Our failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following August 1, 2024, would result in an Event of Noncompliance. If we are unable to cure an Event of Noncompliance (to the extent curable), (i) the size of our board of directors will automatically increase to a number sufficient to constitute a majority of the board of directors, (ii) the majority of the holders of the Series A Preferred Stock will have the right to designate and elect a majority of the members of our board of directors, and (iii) other than with respect to the election of directors, the shares of Series A Preferred Stock will vote with our common stock as a single class (with the number of votes per share determined in accordance with the certificate of designations for our Series A Preferred Stock). Such remedies could have a material adverse effect on the Company’s financial condition.
See Note 2 to the consolidated and combined consolidated financial statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding Management’s plan to alleviate liquidity risk by, among other things, accruing paid-in-kind dividends on its Series A Preferred Stock.
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

In addition, our Manager may assign our Management Agreement to an entity whose business and operations are managed or supervised by Mr. Wesley R. Edens, who is an employee of Fortress, which is an affiliate of our Manager, and who until May 2024, was a principal and a member of the board of directors of Fortress and a member of the management committee of Fortress since co-founding Fortress in May 1998. In the event of any such assignment to a non-affiliate of Fortress, the functions currently performed by our Manager’s current personnel may be performed by others. We can give you no assurance that such personnel would manage our operations in the same manner as our Manager currently does, and the failure by the personnel of any such entity to acquire assets generating attractive risk-adjusted returns could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2024, the entities that are included in our consolidated group for U.S. federal income tax purposes had approximately $843.6 million of net operating loss (“NOL”) carryforwards, and we may continue to incur NOL carryforwards in the future. $168.5 million of our NOLs will begin to expire, if not utilized, in 2032, and $675.1 million of our NOL carryforwards have no expiration date. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control and may not be prevented by the restrictions on the transferability and ownership of our common stock, Series A Preferred Stock and other interests treated as our “stock” in our certificate of incorporation. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future U.S. federal income tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.
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
As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We may make investments through joint ventures and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may issue an adverse opinion as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.
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
The Ownership Restrictions will remain in effect until the earlier of (i) the date on which Section 382 of the Code is repealed, amended, or modified in such a way as to render the restrictions imposed by Section 382 of the Code no longer applicable to us or (ii) a determination by the board of directors that (1) an ownership change would not result in a substantial limitation on our ability to use our available net operating loss carryforwards and other tax attributes; (2) no significant value attributable to our available net operating loss carryforwards and other tax attributes would be preserved by continuing the transfer restrictions; or (3) it is not in our best interests to continue the Ownership Restrictions. The Ownership Restrictions may also be waived by the board of directors on a case-by-case basis. There is no assurance, however, that the Company will not experience a future ownership change under Section 382 that may significantly limit its ability to use its NOL carryforwards as a result of such a waiver or otherwise.
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
Item 1B. Unresolved Staff Comments
We have no unresolved staff comments.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s cybersecurity is overseen by the Chief Executive Officer, who receives reports directly from other officers and individuals who perform services for the Company, including, but not limited to, the Manager’s Information Security Steering

Committee (“ISSC”), employing a risk-based methodology designed to safeguard the security, confidentiality, integrity, and availability of its information. The ISSC is tasked with developing an effective cyber strategy, establishing policies, and managing cyber risks within the organization. The Manager’s Chief Financial Officer and General Counsel, along with the Chief Operating Officer, Chief Human Resources Officer, Chief Compliance Officer, Chief Technology Officer, Chief Information Security Officer and Chief of Intelligence collaborate with Company management to formulate, implement, and enforce these policies. They help ensure that the ISSC considers best practices in its decision-making, and convenes quarterly or as needed to assess cybersecurity issues and supervise matters related to information security, fraud, vendors, data protection, and privacy risks. The Manager's Chief Technology Officer and Chief Information Security Officer have extensive knowledge and skills, and collectively bring decades of experience in the cybersecurity industry.
To help identify and assess risks, we and our Manager engage third-party advisors to conduct assessments, which leverage standards such as the National Institute of Standards and Technology security framework (“NIST”). The results of these assessments inform the development of cybersecurity controls and risk mitigation strategies, which are then implemented throughout the Company.
We have taken proactive measures intended to minimize the likelihood of successful cyberattacks, including the establishment of incident response procedures designed to address potential cyber threats that may arise. These response procedures are structured with the aim to identify, analyze, contain, and remediate any cyber incidents that occur. We also have risk management processes to oversee and help identify risks from cybersecurity threats associated with our use of third-party providers. The Company’s cybersecurity risk management processes are an integrated and key component of the Company’s overall risk management strategy.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “A cyberattack that bypasses our information technology (“IT”) security systems or the IT security systems of our third-party providers, causing an IT security breach or cybersecurity incident, may lead to a disruption of our IT systems and the loss of business information which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.” in Part I, Item 1A, “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
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
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, 45th Floor, New York, NY 10105. We sublease a portion of office space from an entity controlled by certain employees of the Manager in New York. Jefferson Terminal leases approximately 300 acres of property for its terminal facilities and leases approximately 16,100 square feet of office space in Texas. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Transtar owns or has operating rights on (through easements, leases, licenses, or other arrangements) roughly 2,000 acres of real property in Michigan, Ohio, Pennsylvania, Texas, and Indiana. Additionally, FYX and our railcar cleaning business lease space in Kentucky, Florida and Maine, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NASDAQ under the symbol “FIP” on August 1, 2022, the date of the spin-off. There was no public trading market for our common stock before August 1, 2022. As of March 10, 2025, there were approximately 9 record holders of our common stock. This figure does not reflect the beneficial ownership of stock held in nominee name.
On February 27, 2025, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2024, payable on March 26, 2025 to the holders of record on March 14, 2025. We may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. For example, as discussed in Note 2 to the consolidated and combined consolidated financial statements, the Company’s management intends to alleviate liquidity risk by, among other things, eliminating dividends on our common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
Performance Graph
The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of two indices: S&P SmallCap 600 and Alerian MLP. The graph assumes an investment of $100 in our common stock and in each of the indices on August 1, 2022 (the date of the spin-off), and that all dividends were reinvested. The past performance of our stock is not an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Infrastructure Inc., the S&P SmallCap 600 Index and the Alerian MLP Index

Index Value
$320.00
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
8/1/2022
12/31/2022
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
FTAI Infrastructure Inc.
S&P SmallCap 600
Alerian MLP

______________________________________________________________________________________
*$100 invested on 8/1/22 in stock or 7/31/22 in index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)
Index	8/1/2022	12/31/2022	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
FTAI Infrastructure Inc.	$100.00	$90.44	$123.89	$201.01	$277.24	$301.69	$234.77
S&P SmallCap 600	100.00	94.09	109.19	111.88	108.40	119.38	118.69
Alerian MLP	100.00	105.77	133.85	152.44	157.55	158.69	166.53

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
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products, including crude oil, refined products and clean fuels. Through an equity method investment, our Power and Gas business develops and operates facilities, such as a 485-megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2024, our Railroad business accounted for 54% of our total revenue and our Ports and Terminals business accounted for 29% of our total revenue. Corporate and other sources accounted for the remaining 17% of our total revenue.
We expect to continue to invest in such market sectors and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2024, we had total consolidated assets of $2.4 billion and redeemable preferred stock and equity of $0.5 billion.
Operating Segments
Prior to the third quarter of 2022, we operated as three reportable segments. During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest and other costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect this segment reporting structure.
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

The following table presents our consolidated and combined consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	'23 vs ‘22
Revenues
Lease income	$4,963	$3,089	$3,221	$1,874	$(132)
Rail revenues	178,243	167,793	147,804	10,450	19,989
Terminal services revenues	93,259	83,350	59,574	9,909	23,776
Roadside services revenues	55,000	68,190	47,899	(13,190)	20,291
Other revenue	32	(1,950)	3,468	1,982	(5,418)
Total revenues	331,497	320,472	261,966	11,025	58,506

Expenses
Operating expenses	247,674	253,672	208,157	(5,998)	45,515
General and administrative	14,798	12,833	10,891	1,965	1,942
Acquisition and transaction expenses	5,457	4,140	16,844	1,317	(12,704)
Management fees and incentive allocation to affiliate	11,318	12,467	12,964	(1,149)	(497)
Depreciation and amortization	79,410	80,992	70,749	(1,582)	10,243
Asset impairment	72,336	743	—	71,593	743
Total expenses	430,993	364,847	319,605	66,146	45,242

Other (expense) income
Equity in losses of unconsolidated entities	(55,496)	(24,707)	(67,399)	(30,789)	42,692
Gain (loss) on sale of assets, net	2,370	6,855	(1,603)	(4,485)	8,458
Loss on modification or extinguishment of debt	(8,925)	(2,036)	—	(6,889)	(2,036)
Interest expense	(122,108)	(99,603)	(53,239)	(22,505)	(46,364)
Other income (expense)	20,904	6,586	(3,169)	14,318	9,755
Total other expense	(163,255)	(112,905)	(125,410)	(50,350)	12,505
Loss before income taxes	(262,751)	(157,280)	(183,049)	(105,471)	25,769
Provision for income taxes	3,313	2,470	4,468	843	(1,998)
Net loss	(266,064)	(159,750)	(187,517)	(106,314)	27,767
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(42,419)	(38,414)	(33,933)	(4,005)	(4,481)
Less: Dividends and accretion of redeemable preferred stock	70,814	62,400	23,657	8,414	38,743
Net loss attributable to stockholders/Former Parent	$(294,459)	$(183,736)	$(177,241)	$(110,723)	$(6,495)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(294,459)	$(183,736)	$(177,241)	$(110,723)	$(6,495)
Add: Provision for income taxes	3,313	2,470	4,468	843	(1,998)
Add: Equity-based compensation expense	8,636	9,199	4,146	(563)	5,053
Add: Acquisition and transaction expenses	5,457	4,140	16,844	1,317	(12,704)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	8,925	2,036	—	6,889	2,036
Add: Changes in fair value of non-hedge derivative instruments	—	1,125	(1,125)	(1,125)	2,250
Add: Asset impairment charges	70,401	743	—	69,658	743
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense (1)	83,885	81,541	70,749	2,344	10,792
Add: Interest expense	122,108	99,603	53,239	22,505	46,364
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	20,272	20,209	13,939	63	6,270
Add: Dividends and accretion of redeemable preferred stock	70,814	62,400	23,657	8,414	38,743
Add: Interest and other costs on pension and OPEB liabilities	(66)	2,130	1,232	(2,196)	898
Add: Other non-recurring items (3)	—	2,470	—	(2,470)	2,470
Less: Equity in losses of unconsolidated entities	55,496	24,707	67,399	30,789	(42,692)
Less: Non-controlling share of Adjusted EBITDA (4)	(27,194)	(21,515)	(16,279)	(5,679)	(5,236)
Adjusted EBITDA (Non-GAAP)	$127,588	$107,522	$61,028	$20,066	$46,494
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) depreciation and amortization expense of $79,410, $80,992 and $70,749 and (ii) capitalized contract costs amortization of $4,475, $549 and $—, respectively.
(2) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $(55,656), $(23,752) and $(67,658), (ii) interest expense of $43,549, $34,686 and $28,702, (iii) depreciation and amortization expense of $28,115, $27,685 and $28,399, (iv) acquisition and transaction expenses of $209, $445 and $616, (v) changes in fair value of non-hedge derivative instruments of $(1,488), $(18,904) and $21,218, (vi) asset impairment of $274, $1,135 and $2,280, (vii) equity-based compensation of $2, $5 and $382, (viii) loss on modification or extinguishment of debt of $4,724, $— and $—, (ix) equity method basis adjustments of $65, $(1,091) and $— and (x) other non-recurring items of $478, $— and $—, respectively.
(3) Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to the cancellation of restricted shares and Railroad severance expense of $2,470.
(4) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) equity-based compensation of $1,127, $1,412 and $470, (ii) (benefit from) provision for income taxes of $(510), $578 and $670, (iii) interest expense of $11,555, $7,391 and $5,491, (iv) depreciation and amortization expense of $12,930, $11,752 and $9,699, (v) changes in fair value of non-hedge derivative instruments of $—, $63 and $(53), (vi) acquisition and transaction expenses of $7, $307 and $1, (vii) interest and other costs on pension and OPEB liabilities of $(1), $6, and $1, (viii) asset impairment of $—, $2 and $—, (ix) loss on modification or extinguishment of debt of $2,086, $— and $— and (x) other non-recurring items of $—, $4 and $—, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues increased $11.0 million primarily due to higher revenues in the Railroad, Jefferson Terminal, and Repauno segments.
•Rail revenue increased $10.5 million due to an increase in both carloads and rates per car; and
•Terminal services revenue increased $9.9 million due to higher throughput volumes at Jefferson Terminal and the commencement of a butane throughput contract at Repauno in April 2023; partially offset by
•Roadside services revenue decreased $13.2 million due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $66.1 million primarily due to a decrease in (i) operating expenses, (ii) depreciation and amortization and (iii) asset impairment, offset by an increase in (iv) general and administrative expense and (v) acquisition and transaction expenses.
Operating expenses decreased $6.0 million primarily due to:
•a decrease of $15.6 million in the Corporate and Other segment primarily due to a decrease in roadside services at FYX; partially offset by

•an increase of $4.2 million in the Railroad segment primarily due to increased carloads;
•an increase of $1.3 million at Repauno which primarily reflects an increase in compensation and benefits due to costs associated with equity-based compensation, as well as an increase in labor costs and professional fees related to the continued development of the site; and
•an increase of $4.6 million at Jefferson Terminal which primarily reflects an increase in costs associated with equity-based compensation, as well as higher labor and other costs, including repairs and maintenance, associated with increased terminal throughput activity.
Depreciation and amortization decreased $1.6 million which primarily reflects certain assets becoming fully depreciated at the Jefferson Terminal and Corporate and Other segments.
Asset impairment increased $71.6 million due to the impairment of our investment in GM-FTAI Holdco LLC in the Sustainability and Energy Transition segment, partially offset by certain scrap assets that were written off in 2023 in the Railroad segment.
General and administrative increased $2.0 million primarily due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses increased $1.3 million primarily due to increased consulting fees in the Power and Gas segment.
Other (expense) income
Total other expense increased $50.4 million which primarily reflects:
•an increase in equity in losses of unconsolidated entities of $30.8 million which primarily reflects a decrease in unrealized gains on power swaps at Long Ridge Energy & Power LLC, as well as higher operating losses at GM-FTAI Holdco LLC in the Sustainability and Energy Transition segment;
•a decrease in gain on the sale of assets of $4.5 million primarily due to a gain recognized at Jefferson Terminal, offset by a loss recognized in the Railroad segment;
•an increase in interest expense of $22.5 million primarily due to an increase in the average outstanding debt of approximately $178.4 million which consists of (i) $49.1 million for the Senior Notes due 2027, (ii) $17.6 million for the DRP Revolver and (iii) $136.6 million for the Series 2024 Bonds as well as the Barclay’s loan, offset by the full repayment of the Transtar Revolver in July 2023 for $50.0 million; and
•an increase in loss on modification or extinguishment of debt of $6.9 million at Jefferson Terminal; offset by
•an increase in other income of $14.3 million primarily due to (i) interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC, (ii) pension and OPEB benefits due to favorable adjustments in the Railroad segment and (iii) a benefit from the decrease in prior period losses related to the termination of a pipeline contract at Jefferson Terminal.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $8.4 million due to continued accretion of our redeemable preferred stock balance for the year.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $20.1 million primarily due to the changes noted above.

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
•an increase in gain on the sale of assets of $8.5 million due to a gain on a sales-type lease and a gain from the sale of land at Jefferson Terminal; and
•an increase in other income of $9.8 million primarily due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy & Power LLC; partially offset by
•an increase in interest expense of $46.4 million primarily due to an increase in the average outstanding debt of approximately $397.1 million which consists of (i) $327 million for the Senior Notes due 2027, (ii) $24.2 million for the Transtar Revolver, (iii) $25.5 million for the EB-5 Loan Agreement and (iv) $4.1 million for the Credit Agreement; and
•an increase in loss on extinguishment of debt of $2.0 million due to repayment of amounts outstanding under the Transtar Revolver and Credit Agreement in full.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $38.7 million due to the redeemable preferred stock raise completed in August 2022.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $46.5 million primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Lease income	$1,784	$1,652	$1,943	$132	$(291)
Rail revenues	178,243	167,793	147,718	10,450	20,075
Total revenues	180,027	169,445	149,661	10,582	19,784

Expenses
Operating expenses	97,207	92,972	84,863	4,235	8,109
Acquisition and transaction expenses	526	737	763	(211)	(26)
Depreciation and amortization	20,200	19,590	20,164	610	(574)
Asset impairment	—	743	—	(743)	743
Total expenses	117,933	114,042	105,790	3,891	8,252

Other (expense) income
Loss on sale of assets, net	(704)	(437)	(1,603)	(267)	1,166
Loss on extinguishment of debt	—	(937)	—	937	(937)
Interest expense	(306)	(2,284)	(212)	1,978	(2,072)
Other income (expense)	770	(2,164)	(1,632)	2,934	(532)
Total other expense	(240)	(5,822)	(3,447)	5,582	(2,375)
Income before income taxes	61,854	49,581	40,424	12,273	9,157
Provision for (benefit from) income taxes	4,692	(561)	1,287	5,253	(1,848)
Net income	57,162	50,142	39,137	7,020	11,005
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	245	143	15	102	128
Net income attributable to stockholders/Former Parent	$56,917	$49,999	$39,122	$6,918	$10,877

The following table sets forth a reconciliation of net income attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net income attributable to stockholders/Former Parent	$56,917	$49,999	$39,122	$6,918	10,877
Add: Provision for (benefit from) income taxes	4,692	(561)	1,287	5,253	(1,848)
Add: Equity-based compensation expense	1,801	1,394	1,531	407	(137)
Add: Acquisition and transaction expenses	526	737	763	(211)	(26)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	937	—	(937)	937
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	743	—	(743)	743
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense	20,200	19,590	20,164	610	(574)
Add: Interest expense	306	2,284	212	(1,978)	2,072
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	(66)	2,130	1,232	(2,196)	898
Add: Other non-recurring items (1)	—	1,339	—	(1,339)	1,339
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(122)	(71)	(25)	(51)	(46)
Adjusted EBITDA (Non-GAAP)	$84,254	$78,521	$64,286	$5,733	$14,235
______________________________________________________________________________________
(1) Includes the following items for the year ended December 31, 2023: Railroad severance expense of $1,339.
(2) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) equity-based compensation of $9, $4 and $2, (ii) provision for (benefit from) income taxes of $22, $(1) and $2, (iii) acquisition and transaction expenses of $2, $1 and $1, (iv) interest and other costs on pension and OPEB liabilities of $(1), $6 and $1, (v) depreciation and amortization expense of $88, $49 and $19, (vi) interest expense of $2, $6 and $—, (vii) asset impairment of $—, $2 and $— and (viii) other non-recurring items of $—, $4 and $—, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues increased $10.6 million which is primarily due to both an increase in carloads and rates per car.
Expenses
Total expenses increased $3.9 million which is primarily due to the increase in operating expense of $4.2 million due to increased carloads, partially offset by a decrease in asset impairment of $0.7 million for certain scrap assets written off in 2023.
Other (expense) income
Total other expense decreased $5.6 million which primarily reflects a decrease in interest expense and loss on extinguishment of debt related to the revolver entered into in the fourth quarter of 2022 and paid off in the third quarter of 2023, as well as an increase in other income related to pension and OPEB benefits due to favorable adjustments.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.7 million due to the changes noted above.

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
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $14.2 million due to the changes noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Lease income	$3,179	$1,437	$1,278	$1,742	$159
Terminal services revenues	77,467	70,709	59,011	6,758	11,698
Total revenues	80,646	72,146	60,289	8,500	11,857

Expenses
Operating expenses	71,203	66,576	56,417	4,627	10,159
Acquisition and transaction expenses	23	1,370	64	(1,347)	1,306
Depreciation and amortization	47,872	48,916	39,318	(1,044)	9,598
Total expenses	119,098	116,862	95,799	2,236	21,063

Other income (expense)
Gain on sale of assets, net	3,074	7,292	—	(4,218)	7,292
Loss on modification or extinguishment of debt	(8,925)	—	—	(8,925)	—
Interest expense	(49,001)	(32,443)	(24,798)	(16,558)	(7,645)
Other income (expense)	5,515	(1,302)	(4,317)	6,817	3,015
Total other expense	(49,337)	(26,453)	(29,115)	(22,884)	2,662
Loss before income taxes	(87,789)	(71,169)	(64,625)	(16,620)	(6,544)
(Benefit from) provision for income taxes	(1,667)	2,468	3,016	(4,135)	(548)
Net loss	(86,122)	(73,637)	(67,641)	(12,485)	(5,996)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(41,491)	(36,917)	(32,018)	(4,574)	(4,899)
Net loss attributable to stockholders/Former Parent	$(44,631)	$(36,720)	$(35,623)	$(7,911)	$(1,097)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(44,631)	$(36,720)	$(35,623)	$(7,911)	$(1,097)
Add: (Benefit from) provision for income taxes	(1,667)	2,468	3,016	(4,135)	(548)
Add: Equity-based compensation expense	4,233	5,865	2,020	(1,632)	3,845
Add: Acquisition and transaction expenses	23	1,370	64	(1,347)	1,306
Add: Losses on the modification or extinguishment of debt and capital lease obligations	8,925	—	—	8,925	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	52,347	49,465	39,318	2,882	10,147
Add: Interest expense	49,001	32,443	24,798	16,558	7,645
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items (2)	—	1,131	—	(1,131)	1,131
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (3)	(26,264)	(20,328)	(15,103)	(5,936)	(5,225)
Adjusted EBITDA (Non-GAAP)	$41,967	$35,694	$18,490	$6,273	$17,204
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023, and 2022: (i) depreciation and amortization expense of $47,872, $48,916 and $39,318 and (ii) capitalized contract costs amortization of $4,475, $549 and $—, respectively.
(2) Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to the cancellation of restricted shares of $1,131.
(3) Includes the following items for the years ended December 31, 2024, 2023, and 2022: (i) equity-based compensation of $989, $1,309 and $440, (ii) (benefit from) provision for income taxes of $(506), $551 and $660, (iii) interest expense of $11,454, $7,242 and $5,416, (iv) acquisition and transaction expenses of $5, $306 and $—, (v) depreciation and amortization expense of $12,236, $10,920 and $8,587 and (vi) loss on modification or extinguishment of debt of $2,086, $— and $—, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues increased $8.5 million during the year ended December 31, 2024 primarily due to (i) an increase in terminal services revenues of $6.8 million due to an increase in average crude oil throughput volumes and (ii) an increase in lease income of $1.7 million.
Expenses
Total expenses increased $2.2 million which reflects:
•an increase in operating expenses of $4.6 million primarily due to costs associated with equity-based compensation, higher labor and other costs, including repairs and maintenance, associated with increased terminal throughput activity; offset by
•a decrease in depreciation and amortization of $1.0 million due to certain assets becoming fully depreciated; and
•a decrease in acquisition and transaction expenses of $1.3 million associated with professional fees incurred in the prior year for a potential acquisition.
Other income (expense)
Total other expense increased $22.9 million which primarily reflects (i) an $8.9 million loss on modification or extinguishment of debt, (ii) an increase in interest expense of $16.6 million related to additional borrowings during the current year and (iii) a $4.2 million decrease in gain on sale of assets, offset by an increase in other income of $6.8 million due to current year gains from the grant of a pipeline easement and sales leaseback transaction, as well as a benefit from the decrease in prior year losses related to the termination of a pipeline contract.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $6.3 million primarily due to the changes noted above.

Comparison of the years ended December 31, 2023 and 2022
Revenues
Total revenues increased $11.9 million primarily due to (i) an increase in terminal services revenues of $11.7 million due to an increase in average refined products throughput volumes and (ii) an increase in lease income of $0.2 million.
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
Other income (expense)
Total other expense decreased $2.7 million which primarily reflects (i) a benefit from the decrease in prior period losses related to the termination of a pipeline contract, (ii) a gain on the sales-type lease and (iii) a gain from the sale of land, partially offset by an increase in interest expense due to additional borrowings for the EB-5 Loan Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $17.2 million primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Rail revenues	$—	$—	$86	$—	$(86)
Terminal services revenues	15,792	12,641	563	3,151	12,078
Other revenue	32	(1,950)	3,468	1,982	(5,418)
Total revenues	15,824	10,691	4,117	5,133	6,574

Expenses
Operating expenses	23,483	22,203	17,072	1,280	5,131
Depreciation and amortization	9,914	9,336	9,322	578	14
Total expenses	33,397	31,539	26,394	1,858	5,145

Other expense
Interest expense	(1,617)	(2,557)	(1,590)	940	(967)
Total other expense	(1,617)	(2,557)	(1,590)	940	(967)
Loss before income taxes	(19,190)	(23,405)	(23,867)	4,215	462
(Benefit from) provision for income taxes	(431)	496	165	(927)	331
Net loss	(18,759)	(23,901)	(24,032)	5,142	131
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(1,173)	(1,412)	(1,242)	239	(170)
Net loss attributable to stockholders/Former Parent	$(17,586)	$(22,489)	$(22,790)	$4,903	$301

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(17,586)	$(22,489)	$(22,790)	$4,903	$301
Add: (Benefit from) provision for income taxes	(431)	496	165	(927)	331
Add: Equity-based compensation expense	2,108	1,770	595	338	1,175
Add: Acquisition and transaction expenses	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	1,125	(1,125)	(1,125)	2,250
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,914	9,336	9,322	578	14
Add: Interest expense	1,617	2,557	1,590	(940)	967
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(808)	(856)	(500)	48	(356)
Adjusted EBITDA (Non-GAAP)	$(5,186)	$(8,061)	$(12,743)	$2,875	$4,682
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) equity-based compensation of $129, $99 and $28, (ii) (benefit from) provision for income taxes of $(26), $28 and $8, (iii) interest expense of $99, $143 and $75, (iv) depreciation and amortization expense of $606, $523 and $442, and (v) changes in fair value of non-hedge derivative instruments of $—, $63 and $(53), respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues increased $5.1 million, primarily due to the commencement of a butane throughput contract in April 2023, partially offset by losses in the prior year related to the sale of butane inventory as the terminal prepared for the new throughput contract.
Expenses
Total expenses increased $1.9 million primarily due to (i) an increase in operating expenses due to costs associated with stock-based compensation, (ii) an increase in depreciation expense due to assets being placed into service and (iii) an increase in labor costs and professional fees related to the continued development of the site.
Other expense
Total other expense decreased $0.9 million primarily due to an increase in capitalized interest, partially offset by an increase in interest expense due to an increase in the borrowing amount on the revolver, amended in December 2023.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.9 million due to the changes noted above.

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
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.7 million due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	2,190	2,726	826	(536)	1,900
Acquisition and transaction expenses	2,293	94	458	2,199	(364)
Total expenses	4,483	2,820	1,284	1,663	1,536

Other (expense) income
Equity in losses of unconsolidated entities	(37,146)	(9,949)	(60,538)	(27,197)	50,589
Interest expense	—	(3)	—	3	(3)
Other income	12,430	7,523	524	4,907	6,999
Total other expense	(24,716)	(2,429)	(60,014)	(22,287)	57,585
Net loss attributable to stockholders/Former Parent	$(29,199)	$(5,249)	$(61,298)	$(23,950)	$56,049

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(29,199)	$(5,249)	$(61,298)	$(23,950)	$56,049
Add: Provision for income taxes	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	2,293	94	458	2,199	(364)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	3	—	(3)	3
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	30,006	29,987	18,341	19	11,646
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	37,146	9,949	60,538	27,197	(50,589)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$40,246	$34,784	$18,039	$5,462	$16,745
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $(37,211), $(8,858) and $(60,538), (ii) depreciation expense of $25,353, $26,146 and $27,625, (iii) interest expense of $37,600, $31,109 and $26,758, (iv) acquisition and transaction expense of $209, $445 and $616, (v) changes in fair value of non-hedge derivative instruments of $(1,488), $(18,904) and $21,218, (vi) asset impairment of $274, $1,135 and $2,280, (vii) equity-based compensation of $2, $5 and $382, (viii) loss on modification or extinguishment of debt of $4,724, $— and $—, (ix) equity method basis adjustments of $65, $(1,091) and $— and (x) other non-recurring items of $478, $— and $—, respectively.

Comparison of the years ended December 31, 2024 and 2023
Expenses
Total expenses increased $1.7 million primarily due to an increase in consulting fees.
Other (expense) income
Total other expense increased $22.3 million primarily due to increases in equity in losses in unconsolidated entities primarily due to a decrease in unrealized gains on power swaps at Long Ridge Energy & Power LLC and loss on extinguishment of debt at Long Ridge West Virginia LLC, partially offset by increases in other income due to interest income from an increased loan balance under the loan agreement between the Company and Long Ridge Energy & Power LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.5 million due to the changes noted above.

Comparison of the years ended December 31, 2023 and 2022
Expenses
Total expenses increased $1.5 million primarily due to an increase in professional fees.
Other (expense) income
Total other expenses decreased $57.6 million primarily due to decreases in equity in losses in unconsolidated entities primarily due to unrealized gains on power swaps at Long Ridge as power prices decreased, as well as increases in other income due to interest income from a loan agreement entered into at the end of 2022 between the Company and Long Ridge Energy & Power LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $16.7 million due to an increase in the pro-rata share of Adjusted EBITDA from unconsolidated entities of $11.6 million, and the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	7	29	10	(22)	19
Acquisition and transaction expenses	17	1	280	16	(279)
Asset impairment	72,336	—	—	72,336	—
Total expenses	72,360	30	290	72,330	(260)

Other (expense) income
Equity in losses of unconsolidated entities	(18,390)	(14,814)	(7,012)	(3,576)	(7,802)
Other income	2,167	2,529	2,123	(362)	406
Total other expense	(16,223)	(12,285)	(4,889)	(3,938)	(7,396)
Net loss attributable to stockholders/Former Parent	$(88,583)	$(12,315)	$(5,179)	$(76,268)	$(7,136)
The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(88,583)	$(12,315)	$(5,179)	$(76,268)	$(7,136)
Add: Provision for income taxes	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	17	1	280	16	(279)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	70,401	—	—	70,401	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(9,710)	(9,753)	(4,447)	43	(5,306)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	18,390	14,814	7,012	3,576	7,802
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$(9,485)	$(7,253)	$(2,334)	$(2,232)	$(4,919)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $(18,390), $(14,814) and $(7,069), (ii) depreciation expense of $2,762, $1,539 and $774, and (iii) interest expense of $5,918, $3,522 and $1,848, respectively.

Comparison of the years ended December 31, 2024 and 2023
Expenses
Total expenses increased $72.3 million primarily due to the impairment of our investment and the related note receivable in GM-FTAI Holdco LLC.
Other (expense) income
Total other expense increased $3.9 million which primarily reflects an increase of $3.6 million in equity in losses of unconsolidated entities primarily due to higher operating losses at GM-FTAI Holdco LLC.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.2 million primarily due to the changes noted above.

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

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Revenues
Roadside services revenues	$55,000	$68,190	$47,899	$(13,190)	$20,291
Total revenues	55,000	68,190	47,899	(13,190)	20,291

Expenses
Operating expenses	53,584	69,166	48,969	(15,582)	20,197
General and administrative	14,798	12,833	10,891	1,965	1,942
Acquisition and transaction expenses	2,598	1,938	15,279	660	(13,341)
Management fees and incentive allocation to affiliate	11,318	12,467	12,964	(1,149)	(497)
Depreciation and amortization	1,424	3,150	1,945	(1,726)	1,205
Total expenses	83,722	99,554	90,048	(15,832)	9,506

Other income (expense)
Equity in earnings of unconsolidated entities	40	56	151	(16)	(95)
Loss on extinguishment of debt	—	(1,099)	—	1,099	(1,099)
Interest expense	(71,184)	(62,316)	(26,639)	(8,868)	(35,677)
Other income	22	—	133	22	(133)
Total other expense	(71,122)	(63,359)	(26,355)	(7,763)	(37,004)
Loss before income taxes	(99,844)	(94,723)	(68,504)	(5,121)	(26,219)
Provision for income taxes	719	67	—	652	67
Net loss	(100,563)	(94,790)	(68,504)	(5,773)	(26,286)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	(228)	(688)	228	460
Less: Dividends and accretion of redeemable preferred stock	70,814	62,400	23,657	8,414	38,743
Net loss attributable to stockholders/Former Parent	$(171,377)	$(156,962)	$(91,473)	$(14,415)	$(65,489)

The following table sets forth a reconciliation of net loss attributable to stockholders and Former Parent to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2024	2023	2022	'24 vs ‘23	23 vs ‘22
Net loss attributable to stockholders/Former Parent	$(171,377)	$(156,962)	$(91,473)	$(14,415)	$(65,489)
Add: Provision for income taxes	719	67	—	652	67
Add: Equity-based compensation expense	494	170	—	324	170
Add: Acquisition and transaction expenses	2,598	1,938	15,279	660	(13,341)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	1,099	—	(1,099)	1,099
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	1,424	3,150	1,945	(1,726)	1,205
Add: Interest expense	71,184	62,316	26,639	8,868	35,677
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(24)	(25)	45	1	(70)
Add: Dividends and accretion of redeemable preferred stock	70,814	62,400	23,657	8,414	38,743
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	(40)	(56)	(151)	16	95
Less: Non-controlling share of Adjusted EBITDA (2)	—	(260)	(651)	260	391
Adjusted EBITDA (Non-GAAP)	$(24,208)	$(26,163)	$(24,710)	$1,955	$(1,453)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2024, 2023 and 2022: (i) net loss of $(55), $(80) and $(51) and (ii) interest expense of $31, $55 and $96, respectively.
(2) Includes the following items for the year ended December 31, 2024, 2023 and 2022: (i) depreciation expense of $—, $260 and $651, respectively.

Comparison of the years ended December 31, 2024 and 2023
Revenues
Total revenues decreased $13.2 million primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $15.8 million primarily due to:
•a decrease in operating expenses of $15.6 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $1.7 million due to assets that became fully depreciated; partially offset by
•an increase in general and administrative expense of $2.0 million primarily due to higher professional fees.
Other income (expense)
Total other expense increased $7.8 million due primarily to (i) an increase in interest expense of $8.9 million due to the additional issuance of the Senior Notes due 2027 in July 2023, partially offset by (ii) a decrease in loss on extinguishment of debt of $1.1 million due to repayment of amounts outstanding under the Credit Agreement in July 2023.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock increased $8.4 million due to continued accretion of our redeemable preferred stock balance for the year.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.0 million primarily due to the changes noted above.

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
Geographic Information
Please refer to Note 15 of our consolidated and combined consolidated financial statements for information by geographic area for each segment, all located in North America, of revenues from our external customers, for the years ended December 31, 2024, 2023 and 2022, as well as the geographic area for each segment of our total property, plant and equipment as of December 31, 2024 and 2023.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
As disclosed in Note 19, subsequent to December 31, 2024, the Company has (i) extended the maturity dates of its EB-5 and EB-5.2 Loan Agreements to January 25, 2027 and March 10, 2027, respectively, (ii) amended its October 2024 Jefferson Credit Agreement to include the option to extend its maturity date to April 1, 2026 and (iii) executed an additional loan agreement for $30.0 million at its Repauno segment that will be due July 18, 2025 and includes the option to extend its maturity date to April 1, 2026. Notwithstanding these actions, Management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to meet its obligations as they become due, when including cash dividend payments on its Series A Preferred Stock. However, Management has approved a plan to accrue paid-in-kind dividends on the Series A Preferred Stock which would preclude the payment of future dividends on common stock, excluding the common dividend that our board of directors declared on February 27, 2025 that will be paid on March 26, 2025 (see Note 19). In addition, Management will exercise the options to extend the maturity dates of the debt instruments noted above, as needed. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $121.9 million, $147.2 million and $267.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of December 31, 2024 (ii) revenues from our infrastructure businesses net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales and an easement.
•During the year ended December 31, 2024, additional borrowings were obtained in connection with the (i) April 2024 Jefferson Credit Agreement of $75.0 million, (ii) Series 2024 Bond Offering of $382.3 million and (iii) October 2024 Jefferson Credit Agreement of $50.0 million. In June 2024, we used a portion of the net proceeds from the Series 2024 Bonds to (i) repay the Jefferson Credit Agreement of $75.0 million, (ii) fund the $108.0 million for the Tender Offer and (iii) refinance the Taxable Series 2020B Bonds of $79.1 million. In August 2024, we used a portion of the net proceeds from the Series 2024 Bonds to repurchase and cancel an additional $6.0 million of the Tax Exempt Series 2021A Bonds.
•During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) EB-5 Loan Agreement of $1.6 million, (ii) Transtar Revolver of $40.0 million, (iii) Credit Agreement of $25.0 million, (iv) 2027 Notes (as defined in Note 7 of the consolidated and combined consolidated financial statements) of $100.0 million and (v) DRP Revolver of $19.3 million. In July 2023, we used a portion of the net proceeds from the additional $100.0 million aggregate principal amount of the 2027 Notes to repay the amounts outstanding under the Transtar Revolver and Credit Agreement in full.
•During the year ended December 31, 2022, additional borrowings were obtained in connection with the (i) 2027 Notes (as defined in Note 7 of the consolidated and combined consolidated financial statements) of $473.8 million, (ii) Transtar Revolver of $10.0 million and (iii) EB-5.3 Loan Agreement of $26.4 million. We did not make any principal repayments of debt during the year ended December 31, 2022.
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

Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flow Data:
Net cash (used in) provided by operating activities	$(15,278)	$5,513	$(42,690)
Net cash used in investing activities	(118,137)	(147,123)	(267,266)
Net cash provided by financing activities	193,232	79,447	157,743
Comparison of the years ended December 31, 2024 and 2023
Net cash used in operating activities increased $20.8 million, which primarily reflects (i) an increase in net loss of $106.3 million, (ii) changes in accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $23.6 million, (iii) a decrease in depreciation and amortization of $1.6 million and (iv) an increase in gain on sale of easement of $3.5 million, partially offset by (v) a change in equity in losses of unconsolidated entities of $30.8 million, (vi) a decrease in gain on the sale of assets of $4.5 million, (vii) an increase in loss on modification or extinguishment of debt of $6.9 million and (viii) an increase in asset impairment of $71.6 million.
Net cash used in investing activities decreased $29.0 million primarily due to (i) a decrease in acquisitions of property, plant and equipment of $19.5 million, (ii) a decrease in investment in convertible promissory notes of $4.6 million, (iii) a decrease in cash used for the acquisition of business of $4.4 million, (iv) a decrease in the investment in unconsolidated entities of $3.3 million and (v) an increase in gain on sale of easement of $3.5 million, partially offset by (vi) an increase in the acquisition of leasing equipment of $1.6 million and (vii) an increase in investment in equity instruments of $5.0 million.
Net cash provided by financing activities increased $113.8 million primarily due to (i) an increase in proceeds from debt of $317.1 million, partially offset by (ii) repayment of debt proceeds of $172.5 million, (iii) an increase in settlement of equity-based compensation of $1.2 million, (iv) an increase in payment of deferred financing costs of $2.6 million, (v) an increase in cash dividends paid for Redeemable Preferred Stock of $12.9 million and (vi) an increase in distributions to non-controlling interests of $13.4 million.
Comparison of the years ended December 31, 2023 and 2022
Net cash provided by operating activities increased $48.2 million, which primarily reflects (i) a decrease in net loss of $27.8 million, (ii) changes in accounts receivable, accounts payable and accrued liabilities, other assets and other liabilities of $46.5 million, (iii) an increase in depreciation and amortization of $10.2 million, (iv) an increase in equity-based compensation of $5.1 million and (v) an increase in bad debt expense of $1.4 million, partially offset by (vi) a change in equity in losses of unconsolidated entities of $42.7 million.
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
Net cash provided by financing activities decreased $78.3 million primarily due to (i) a decrease in the proceeds from the issuance of Redeemable Preferred Stock of $274.6 million, (ii) a decrease in proceeds from debt of $337.7 million, (iii) repayment of debt proceeds of $75.1 million, (iv) cash dividends paid of $9.3 million and (v) a decrease in settlement of equity-based compensation of $1.6 million, partially offset by (vi) a decrease in net transfers to Former Parent of $617.3 million and (vii) a decrease in payment of deferred financing costs of $4.8 million.
Debt Covenants
We are in compliance with all of our debt covenants as of December 31, 2024. See Note 7 to the consolidated and combined consolidated financial statements for information related to our debt obligations and respective covenants.
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2024, we have outstanding principal and interest payment obligations of $1.6 billion and $555.3 million, respectively, of which, there are $50.0 million of principal payments due and $122.0 million of interest payments due within the next twelve months. See Note 7 of the consolidated and combined consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2024, we had operating and finance lease obligations of $168.6 million, of which $8.4 million is due within the next twelve months.

Redeemable Preferred Stock Obligations—We have dividend payments of $73.8 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for twelve months. See Notes 2 and 16 for additional information related to our preferred stock obligations.
Other Cash Requirements—In addition to our contractual obligations, we may pay quarterly cash dividends on our common stock, which are subject to change at the discretion of our board of directors.
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

Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2024, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. As of December 31, 2023, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. During 2023, an immaterial adjustment was recorded to the goodwill and property, plant and equipment balances of the Railroad segment.
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
As of October 1, 2024, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar and FYX reporting units and concluded that it was more likely than not that the fair value of the Transtar and FYX reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;
•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% as of October 1, 2024. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. At October 1, 2024, approximately 6.0 million barrels of storage was operational. Our discount rate for our 2024 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2024, 2023 and 2022.
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
As of December 31, 2024, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $0.7 million or a decrease of approximately $0.7 million in interest expense over the next 12 months.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Infrastructure Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated and combined consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.
Company’s disclosure of an additional measure of segment profit or loss
In Note 15 to the consolidated and combined consolidated financial statements, the Company has elected to disclose Adjusted EBITDA (Adjusted EBITDA is defined as net income (loss) attributable to stockholders and Former Parent, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA) as a segment profit or loss measure as permitted pursuant to ASC 280 and that the U.S. Securities and Exchange Commission (SEC) defines as a non-GAAP measure. Accordingly, we express no opinion on whether the segment profit or loss measure complies with SEC Regulation S-K, Item 10(e) and Regulation G, Item 101.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill - Jefferson Terminal Reporting Unit
Description of the Matter
At December 31, 2024, the Company’s goodwill was $275.4 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated and combined consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing the fair value estimate of the Jefferson Terminal reporting unit used in the annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the forecasted revenue growth rates, capital expenditures and discount rate, which are affected by expectations about the Company’s ability to secure new contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

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
New York, New York
March 13, 2025

FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2024	2023
Assets
Current assets:
Cash and cash equivalents	2	$27,785	$29,367
Restricted cash and cash equivalents	2	119,511	58,112
Accounts receivable, net	2	52,994	55,990
Other current assets	2	19,561	42,034
Total current assets		219,851	185,503
Leasing equipment, net	3	37,453	35,587
Operating lease right-of-use assets, net	10	67,937	69,748
Property, plant, and equipment, net	4	1,653,468	1,630,829
Investments	5	12,529	72,701
Intangible assets, net	6	46,229	52,621
Goodwill	2	275,367	275,367
Other assets	2	61,554	57,253
Total assets		$2,374,388	$2,379,609

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$176,425	$130,796
Debt, net		48,594	—
Operating lease liabilities	10	7,172	7,218
Other current liabilities	2	18,603	12,623
Total current liabilities		250,794	150,637
Debt, net	7	1,539,241	1,340,910
Operating lease liabilities	10	60,893	62,441
Other liabilities		67,104	87,530
Total liabilities		1,918,032	1,641,518

Commitments and contingencies	18	—	—

Redeemable preferred stock ($0.01 par value per share; 200,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; redemption amount of $431.8 million and $446.5 million as of December 31, 2024 and December 31, 2023, respectively)	16	381,218	325,232

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 113,934,860 and 100,589,572 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)		1,139	1,006
Additional paid in capital		764,381	843,971
Accumulated deficit		(405,818)	(182,173)
Accumulated other comprehensive loss		(157,051)	(178,515)
Stockholders' equity		202,651	484,289
Non-controlling interests in equity of consolidated subsidiaries		(127,513)	(71,430)
Total equity		75,138	412,859
Total liabilities, redeemable preferred stock and equity		$2,374,388	$2,379,609

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2024	2023	2022
Revenues
Total revenues	9	$331,497	$320,472	$261,966

Expenses
Operating expenses	2	247,674	253,672	208,157
General and administrative		14,798	12,833	10,891
Acquisition and transaction expenses		5,457	4,140	16,844
Management fees and incentive allocation to affiliate	14	11,318	12,467	12,964
Depreciation and amortization	3, 4, 6	79,410	80,992	70,749
Asset impairment		72,336	743	—
Total expenses		430,993	364,847	319,605

Other (expense) income
Equity in losses of unconsolidated entities	5	(55,496)	(24,707)	(67,399)
Gain (loss) on sale of assets, net		2,370	6,855	(1,603)
Loss on modification or extinguishment of debt		(8,925)	(2,036)	—
Interest expense		(122,108)	(99,603)	(53,239)
Other income (expense)		20,904	6,586	(3,169)
Total other expense		(163,255)	(112,905)	(125,410)
Loss before income taxes		(262,751)	(157,280)	(183,049)
Provision for income taxes	13	3,313	2,470	4,468
Net loss		(266,064)	(159,750)	(187,517)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(42,419)	(38,414)	(33,933)
Less: Dividends and accretion of redeemable preferred stock		70,814	62,400	23,657
Net loss attributable to stockholders/Former Parent		$(294,459)	$(183,736)	$(177,241)

Loss per share:	17
Basic		$(2.72)	$(1.78)	$(1.73)
Diluted		$(2.72)	$(1.79)	$(1.73)
Weighted average shares outstanding:
Basic		108,217,871	102,960,812	102,747,121
Diluted		108,217,871	102,960,812	102,747,121

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(266,064)	$(159,750)	$(187,517)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to equity method investees	(2,523)	123,845	(149,078)
Changes in pension and other postretirement benefit accounts (1)	23,987	(2,227)	4,409
Total other comprehensive income (loss)	21,464	121,618	(144,669)
Comprehensive loss	(244,600)	(38,132)	(332,186)
Comprehensive loss attributable to non-controlling interests	(42,419)	(38,414)	(33,933)
Comprehensive (loss) income attributable to stockholders/Former Parent	$(202,181)	$282	$(298,253)
______________________________________________________________________________________
(1) Net of deferred tax expense of $1.9 million, $— and $— for the years ended December 31, 2024, 2023 and 2022, respectively.

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Stock	Net Former Parent Investment	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2021	$—	$1,617,601	$—	$—	$(155,464)	$(91)	$1,462,046
Net loss		(92,747)		(60,837)		(33,933)	(187,517)
Other comprehensive loss					(144,669)		(144,669)
Total comprehensive loss	—	(92,747)	—	(60,837)	(144,669)	(33,933)	(332,186)
Net transfers from Former Parent		(617,321)					(617,321)
Distribution by Former Parent	994	(907,533)	906,539				—
Acquisition of subsidiary						3,054	3,054
Contributions from non-controlling interests						731	731
Distributions to non-controlling interests						(143)	(143)
Issuance of warrants			13,750				13,750
Issuance of Manager options			18,127				18,127
Dividends and accretion of redeemable preferred stock			(23,657)				(23,657)
Dividends declared on common stock			(3,082)				(3,082)
Distributions to Manager			(78)				(78)
Settlement of equity-based compensation						(593)	(593)
Equity-based compensation						4,146	4,146
Equity - December 31, 2022	$994	$—	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss				(121,336)		(38,414)	(159,750)
Other comprehensive income					121,618		121,618
Total comprehensive (loss) income	—	—	—	(121,336)	121,618	(38,414)	(38,132)
Acquisition of consolidated subsidiary			(953)			(3,495)	(4,448)
Distributions to non-controlling interests						(1,647)	(1,647)
Issuance of common shares	12		16				28
Dividends and accretion of redeemable preferred stock			(62,400)				(62,400)
Dividends declared on common stock			(12,372)				(12,372)
Settlement of equity-based compensation			(1,629)			(534)	(2,163)
Equity-based compensation			9,710			(511)	9,199
Equity - December 31, 2023	$1,006	$—	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss				(223,645)		(42,419)	(266,064)
Other comprehensive income					21,464		21,464
Total comprehensive (loss) income	—	—	—	(223,645)	21,464	(42,419)	(244,600)
Distributions to non-controlling interests						(15,039)	(15,039)
Issuance of common shares	133		419				552
Dividends and accretion of redeemable preferred stock			(70,814)				(70,814)
Dividends declared on common stock			(13,124)				(13,124)
Settlement of equity-based compensation			(2,906)			(426)	(3,332)
Equity-based compensation			6,835			1,801	8,636
Equity - December 31, 2024	$1,139	$—	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138

See accompanying notes to the consolidated and combined consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(266,064)	$(159,750)	$(187,517)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in losses of unconsolidated entities	55,496	24,707	67,399
(Gain) loss on sale of assets, net	(2,370)	(6,855)	1,603
Loss on modification or extinguishment of debt	8,925	2,036	—
Gain on sale of easement	(3,486)	—	—
Equity-based compensation	8,636	9,199	4,146
Depreciation and amortization	79,410	80,992	70,749
Asset impairment	72,336	743	—
Change in deferred income taxes	1,920	2,016	3,982
Change in fair value of non-hedge derivatives	—	1,125	(1,125)
Amortization of financing costs	6,248	6,769	4,393
Bad debt expense	863	1,977	575
Amortization of bond discount	8,682	4,853	1,903
Change in:
Accounts receivable	2,133	2,840	(3,303)
Other assets	(1,976)	25,183	(7,799)
Accounts payable and accrued liabilities	20,970	8,553	7,013
Other liabilities	(7,001)	1,125	(4,709)
Net cash (used in) provided by operating activities	(15,278)	5,513	(42,690)

Cash flows from investing activities:
Investment in unconsolidated entities	(3,826)	(7,077)	(5,996)
Acquisition of business, net of cash acquired	—	(4,448)	(3,819)
Acquisition of leasing equipment	(3,288)	(1,724)	—
Acquisition of property, plant and equipment	(79,536)	(99,022)	(217,141)
Investment in promissory notes	(31,438)	(36,044)	(47,454)
Investment in equity instruments	(5,000)	—	—
Proceeds from sale of leasing equipment	—	105	—
Proceeds from insurance recoveries	267	—	—
Proceeds from sale of property, plant and equipment	1,198	1,087	7,144
Proceeds from sale of easement	3,486	—	—
Net cash used in investing activities	$(118,137)	$(147,123)	$(267,266)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from debt, net	$498,426	$181,350	$519,025
Repayment of debt	(247,594)	(75,131)	—
Payment of financing costs	(11,438)	(8,834)	(13,605)
Proceeds from issuance of redeemable preferred stock	—	—	291,000
Redeemable preferred stock issuance costs	—	—	(16,433)
Distributions to Manager	—	—	(78)
Capital contributions from non-controlling interests	—	—	731
Distributions to non-controlling interests	(15,039)	(1,647)	(143)
Settlement of equity-based compensation	(3,335)	(2,161)	(593)
Net transfers to (from) Former Parent	—	—	(617,321)
Cash dividends - common stock	(13,124)	(12,372)	(3,082)
Cash dividends - redeemable preferred stock	(14,664)	(1,758)	(1,758)
Net cash provided by financing activities	193,232	79,447	157,743

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	59,817	(62,163)	(152,213)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	87,479	149,642	301,855
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$147,296	$87,479	$149,642

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$94,396	$88,411	$38,083
Cash paid for taxes	457	459	379

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(48,607)	$(1,670)	$(5,662)
Dividends and accretion of redeemable preferred stock	(56,150)	(60,642)	(21,898)
Conversion of interests in unconsolidated subsidiaries	—	—	(21,302)
Non-cash change in equity method investment	(2,523)	123,845	(149,078)
Financing fees	(16,158)	—	—

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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Consolidated and Combined Consolidated Financial Statements
The Company’s financial statements for the periods through the Spin-off Date are combined consolidated financial statements. The Company’s financial statements for the periods after the Spin-off Date through December 31, 2024 are consolidated financial statements based on the reported results of FTAI Infrastructure Inc. as a standalone company.
The historical results of operations and cash flows of FTAI Infrastructure represented in the combined consolidated financial statements may not be indicative of what they would have been had FTAI Infrastructure actually been a separate standalone entity during such periods, nor are they necessarily indicative of our future results of operations and cash flows.
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
The combined consolidated financial statements are presented as if our businesses had been combined for all periods presented prior to the Spin-off date.
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
Liquidity—As disclosed in Note 19, subsequent to December 31, 2024, the Company has (i) extended the maturity dates of its EB-5 and EB-5.2 Loan Agreements to January 25, 2027 and March 10, 2027, respectively, (ii) amended its October 2024 Jefferson Credit Agreement to include the option to extend its maturity date to April 1, 2026 and (iii) executed an additional loan agreement for $30.0 million at its Repauno segment that will be due July 18, 2025 and includes the option to extend its maturity date to April 1, 2026. Notwithstanding these actions, Management concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to meet its obligations as they become due, when including cash dividend payments on its Series A Preferred Stock. However, Management has approved a plan to accrue paid-in-kind dividends on the Series A Preferred Stock which would preclude the payment of future dividends on common stock, excluding the common dividend that our board of directors declared on February 27, 2025 that will be paid on March 26, 2025 (see Note 19). In addition, Management will exercise the options to extend the maturity dates of the debt instruments noted above, as needed. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated and combined consolidated financial statements. Total VIE assets of DRP were $341.6 million and $305.0 million, and total VIE liabilities of DRP were $88.5 million and $52.7 million as of December 31, 2024 and 2023, respectively.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consists of cash in money market funds and other permitted highly liquid short term investments that can be used for principal, interest and project funding pursuant to the requirements of certain of our debt agreements (see Note 7) and other qualifying construction projects at Jefferson Terminal.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $6.6 million, $5.0 million and $9.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $20.1 million, $19.2 million and $13.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is comprised of:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2024	December 31, 2023
Commodities inventory	$311	$311
Note receivable	—	21,425
Prepaid expenses	9,751	8,930
Other receivables	384	5,716
Other assets	9,115	5,652
Total other current assets	$19,561	$42,034
For the year ended December 31, 2024, the Company determined that its note receivable from an investment included in the Sustainability and Energy Transition segment should be impaired due to the investment continuing to generate operating losses and not achieving expected results. The related impairment charge is recorded in Asset impairment charges in the Consolidated and Combined Consolidated Statements of Operations for the year ended December 31, 2024.
Other Assets—Other assets consists of a note receivable of $11.9 million and $11.7 million as of December 31, 2024 and 2023, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income (expense) in the Consolidated and Combined Consolidated Statements of Operations, on this note receivable using the contractual interest rate. Other assets also consists of capitalized contract costs of $18.6 million and $17.6 million as of December 31, 2024 and 2023, respectively.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to the Manager.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.5 million and $0.5 million, insurance premium liabilities of $5.0 million and $3.2 million, and deferred revenue of $8.3 million and $5.8 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recognized revenue of $1.3 million that was included in the deferred revenue balance at the beginning of the year.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar and FYX. As of December 31, 2024, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively. As of December 31, 2023, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million, and $5.4 million, respectively.
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
As of October 1, 2024, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar and FYX reporting units and concluded that it was more likely than not that the fair value of the Transtar and FYX reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
•macroeconomic conditions and their potential impact on reporting unit fair value;
•industry and market conditions;
•cost factors such as increases in raw materials, labor or other costs;
•actual financial performance compared with budget and prior projections; and
•events that may change the composition or carrying value of its net assets.
For our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures and discount rates. The estimates

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 10% as of October 1, 2024. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. At October 1, 2024, approximately 6.0 million barrels of storage was operational. Our discount rate for our 2024 goodwill impairment analysis was 9.5% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2024, 2023, and 2022.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 138 months and 144 months as of December 31, 2024 and 2023, respectively.
Redeemable Preferred Stock—We classify the Series A Preferred Stock ("Redeemable Preferred Stock") as temporary equity in the Consolidated Balance Sheets due to certain contingent redemption clauses that are at the election of the holders. The carrying value of the Redeemable Preferred Stock is accreted to the redemption value at the earliest redemption date, which has been determined to be August 1, 2030. We use the interest method to accrete to the redemption value.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $14.8 million and $31.3 million as of December 31, 2024 and 2023, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $6.2 million, $6.8 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Interest expense in the Consolidated and Combined Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 13%, 12% and 10% of our consolidated revenue from one customer within the Jefferson Terminal segment during the years ended December 31, 2024, 2023 and 2022, respectively, and 50%, 51% and 51% from one customer within the Railroad segment during the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, revenues from one customer in each of the Railroad and Jefferson Terminal segments accounted for $165.7 million and $44.6 million, respectively. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net. As of December 31, 2023, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 56% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss at December 31, 2024 are as follows:

	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$(180,460)	$1,945	$(178,515)
Other comprehensive income (loss) before reclassification	(2,523)	22,490	$19,967
Amounts reclassified from accumulated other comprehensive loss	—	1,497	$1,497
Net current period other comprehensive loss, net of tax	(2,523)	23,987	$21,464
Accumulated other comprehensive loss	$(182,983)	$25,932	$(157,051)
Reclassifications out of accumulated other comprehensive loss during 2024 were immaterial.
Components of accumulated other comprehensive loss at December 31, 2023 are as follows:

	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$(304,305)	$4,172	$(300,133)
Other comprehensive income (loss) before reclassification	123,845	(2,129)	$121,716
Amounts reclassified from accumulated other comprehensive loss	—	(98)	$(98)
Net current period other comprehensive loss, net of tax	123,845	(2,227)	$121,618
Accumulated other comprehensive loss	$(180,460)	$1,945	$(178,515)
Reclassifications out of accumulated other comprehensive loss during 2023 were immaterial.
Comprehensive (Loss) Income —Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated and Combined Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive (loss) income related to cash flow hedges of our equity method investees and changes in pension and other postretirement benefit accounts.
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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Our share of the derivative's gain or loss is reported as Other comprehensive (loss) income related to equity method investees in our Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges is disclosed as a Non-cash change in equity method investment in our Consolidated and Combined Consolidated Statements of Cash Flows.
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
Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires entities to provide additional disclosures around significant segment expenses that are regularly provided to the chief operating decision maker, as well as an amount and description of its composition of other segment items. This standard is effective retrospectively for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance in the fourth quarter of 2024, and it did not have a material impact on our consolidated and combined consolidated financial statements and related disclosures.
Unadopted Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated and combined consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional financial statement disclosures for disaggregated information of certain expense line items on the face of the income statement, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization of capitalized costs recognized as part of oil- and gas-producing activities. This standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption and either prospective or retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated and combined consolidated financial statements and related disclosures.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2024	2023
Leasing equipment	$49,262	$45,982
Less: Accumulated depreciation	(11,809)	(10,395)
Leasing equipment, net	$37,453	$35,587
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Depreciation expense for leasing equipment	$1,422	$1,148	$1,105

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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain (loss) on sale of assets in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.8 million and $0.1 million of interest income which is included in Revenues in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, we recorded $8.1 million and $7.9 million of lease receivable and $0.8 million and $0.6 million of unguaranteed residual value which are included in Other assets on the Consolidated Balance Sheets, as well as $0.8 million and $0.8 million of short-term lease receivable which is included in Other current assets on the Consolidated Balance Sheets, respectively.
The following table presents future minimum lease payments under the sales-type lease as of December 31, 2024:

2025	$780
2026	780
2027	780
2028	780
2029	780
Thereafter	20,280
Total undiscounted lease payments	24,180
Less: Imputed interest	15,299
Total lease receivable	$8,881
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2024	2023
Land, site improvements and rights	$181,874	$182,319
Buildings and improvements	19,015	18,769
Bridges and tunnels	176,753	176,753
Terminal machinery and equipment	1,211,272	1,215,197
Track and track related assets	109,871	103,888
Railroad equipment	9,627	8,999
Railcars and locomotives	95,437	85,162
Computer hardware and software	20,682	16,058
Furniture and fixtures	2,246	1,887
Construction in progress	153,244	76,491
Other	24,183	21,613
	2,004,204	1,907,136
Less: Accumulated depreciation	(350,736)	(276,307)
Property, plant and equipment, net	$1,653,468	$1,630,829
We had net additions of property, plant and equipment of $97.1 million and $27.3 million during the years ended December 31, 2024 and 2023, respectively, which primarily consisted of machinery and equipment placed in service or under development at Jefferson Terminal and Repauno, as well as railcars purchased at Transtar. During the year ended December 31, 2023, $5.0 million of track and bridges was purchased by Transtar from Long Ridge Energy & Power LLC, our equity method investment. Long Ridge Energy & Power LLC recorded a $2.2 million gain on sale of assets, which was eliminated upon equity pick-up (see Note 5).

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Depreciation expense for property, plant and equipment was $71.6 million, $72.3 million, and $62.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2024	December 31, 2023
Intermodal Finance I, Ltd.	Equity method	51.0%	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	50.1%	—	—
Long Ridge West Virginia LLC	Equity method	50.1%	116	6,825
GM-FTAI Holdco LLC	Equity method	See below	—	55,740
Clean Planet Energy USA LLC	Equity method	50.0%	12,413	10,136
			$12,529	$72,701
______________________________________________________________________________________
(1) The carrying value of $(18.2) million and $(29.3) million as of December 31, 2024 and 2023, respectively, is included in Other liabilities in the Consolidated Balance Sheets.
We did not recognize any other-than-temporary impairments for the years ended December 31, 2024, 2023 and 2022.
The following table presents our proportionate share of equity in earnings (losses):

	Year Ended December 31,
	2024	2023	2022
Intermodal Finance I, Ltd.	$40	$56	$151
Long Ridge Energy & Power LLC	(29,950)	(9,556)	(60,538)
Long Ridge West Virginia LLC	(7,196)	(393)	—
GM-FTAI Holdco LLC	(17,052)	(12,285)	(5,571)
Clean Planet Energy USA LLC	(1,338)	(2,529)	(1,441)
Total	$(55,496)	$(24,707)	$(67,399)
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
As of December 31, 2024, Intermodal owns a portfolio of approximately 134 shipping containers subject to multiple operating leases.
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
In addition to our equity method investment, in October 2022, we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. The Company made an additional $31.4 million of investment in Long Ridge as part of the shareholder loan agreement during the year ended December 31, 2024. As of December 31, 2024 and 2023, the balance of the note receivable was $114.8 million and $71.0 million, respectively, recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The tables below present summarized financial information for Long Ridge Energy & Power LLC:

	December 31,
Balance Sheet	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,511	$3,362
Restricted cash	20,284	23,691
Accounts receivable, net	6,889	5,633
Other current assets	6,229	7,357
Total current assets	34,913	40,043
Property, plant, and equipment, net	805,720	828,232
Intangible assets, net	3,800	4,180
Goodwill	86,460	86,460
Other assets	5,286	4,041
Total assets	$936,179	$962,956

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$31,453	$49,538
Debt, net	4,450	4,450
Derivative liabilities	57,870	39,891
Other current liabilities	299	2,136
Total current liabilities	94,072	96,015
Debt, net	754,658	699,372
Derivative liabilities	348,203	360,710
Other liabilities	2,750	4,941
Total liabilities	1,199,683	1,161,038

Equity
Total equity	(263,504)	(198,082)
Total liabilities and equity	$936,179	$962,956

	Year Ended December 31,
Statement of Operations	2024	2023	2022
Revenue	$110,200	$154,290	$50,230
Expenses
Operating expenses	53,811	61,154	61,835
Depreciation and amortization	47,199	49,502	51,243
Interest expense	70,178	61,332	53,409
Total expenses	171,188	171,988	166,487
Other income (expense)	604	801	(4,577)
Net loss	$(60,384)	$(16,897)	$(120,834)
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
During the year ended December 31, 2024, GM-FTAI Holdco LLC was impacted by severe weather which damaged its facilities and impacted production capabilities. Additionally, GM-FTAI Holdco LLC continues to generate operating losses and has not achieved expected results. Therefore, the Company determined that the equity value should be fully written off of the Consolidated Balance Sheet as of December 31, 2024. The related impairment charge is recorded in Asset impairment charges in the Consolidated and Combined Consolidated Statements of Operations for the year ended December 31, 2024.
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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of December 31, 2024, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	December 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(13,771)	(49,284)
Total intangible assets, net	$—	$46,229	$46,229

	December 31, 2023
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(33,145)	(9,747)	(42,892)
Total intangible assets, net	$2,368	$50,253	$52,621
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated and Combined Consolidated Statements of Operations and is as follows:

	Classification in Consolidated and Combined Consolidated Statements of Operations	Year Ended December 31,
		2024	2023	2022
Customer relationships	Depreciation and amortization	$6,380	$7,574	$7,542
Estimated net annual amortization of intangibles is as follows:

2025	$4,000
2026	4,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	26,229
Total	$46,229

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Loans payable
DRP Revolver (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	11/5/26	$44,250	$44,250
EB-5 Loan Agreement	5.75%	(i) 1/25/26 (ii) 3/11/26 (iii) 11/26/27	63,800	63,800
Jefferson Credit Agreement (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	49,056	—
Total loans payable			157,106	108,050
Bonds payable
Series 2020 Bonds	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	143,165	263,980
Series 2021 Bonds	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	352,685	425,000
Series 2024 Bonds	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	368,513	—
Senior Notes due 2027 (2)	10.500%	6/1/27	581,169	575,181
Total bonds payable			1,445,532	1,264,161
Total debt			1,602,638	1,372,211
Less: Debt issuance costs			(14,803)	(31,301)
Total debt, net			$1,587,835	$1,340,910

Total principal debt due within one year			$50,000	$—
______________________________________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $33,557 and $24,819 at December 31, 2024 and 2023, respectively.
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
Credit Agreement
On May 18, 2023, we entered into a credit agreement, which provided for a $25.0 million secured loan facility (the “Credit Agreement”). In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay the Credit Agreement in full. We recognized a loss on extinguishment of debt of $1.1 million in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2023.

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
October 2024 Jefferson Credit Agreement
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
On August 30, 2024, we repurchased and cancelled an additional $6.0 million of the Tax Exempt Series 2021A Bonds. We wrote off $0.2 million of deferred financing costs during the period and recognized a gain on extinguishment of debt of $0.9 million from this transaction in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2024.
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
Jefferson Terminal used a portion of the net proceeds from the Series 2024 Bonds to repay the April 2024 Jefferson Credit Agreement in full, pay for or reimburse the cost of development, construction and acquisition of certain facilities, as well as pay for the Tender Offer. The Company also used a portion of the net proceeds from the Taxable Series 2024B Bonds to defease the Taxable Series 2020B Bonds in full for the aggregate principal amount of $79.1 million. We recognized a loss on modification of debt of $6.0 million from the Series 2024 Bonds and a loss on extinguishment of debt of $3.2 million from the repayment of the April 2024 Jefferson Credit Agreement in connection with this transaction. For the year ended December 31, 2024, we recognized an additional loss on extinguishment of debt of $0.6 million from the repayment of the April 2024 Jefferson Credit

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Agreement. In conjunction with the repayment associated with the April 2024 Jefferson Credit Agreement, we wrote off $1.8 million of deferred financing costs during the period.
We were in compliance with all debt covenants as of December 31, 2024.
As of December 31, 2024, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
DRP Revolver	$—	$44,250	$—	$—	$—	$—	$44,250
EB-5 Loan Agreement	—	35,800	28,000	—	—	—	63,800
Jefferson Credit Agreement	50,000	—	—	—	—	—	50,000
Series 2020 Bonds	—	1,590	2,165	2,770	360	136,280	143,165
Series 2021 Bonds	—	9,025	4,750	205,415	6,120	127,375	352,685
Series 2024 Bonds	—	217,870	—	740	3,745	159,940	382,295
Senior Notes due 2027	—	—	600,000	—	—	—	600,000
Total principal payments on loans and bonds payable	$50,000	$308,535	$634,915	$208,925	$10,225	$423,595	$1,636,195
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

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2024	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$27,785	$27,785	$—	$—	Market
Restricted cash and cash equivalents	119,511	119,511	—	—	Market
Notes receivable	11,893	—	11,893	—	Market
Total assets	$159,189	$147,296	$11,893	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2023	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$29,367	$29,367	$—	$—	Market
Restricted cash and cash equivalents	58,112	58,112	—	—	Market
Notes receivable	11,664	—	11,664	—	Market
Total assets	$99,143	$87,479	$11,664	$—
Our cash and cash equivalents and restricted cash and cash equivalents consist largely of demand deposit accounts with maturities of 90 days or less when purchased that are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash and cash equivalents consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, whose fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles.
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2024	2023
Series 2020A Bonds (1)	$122,978	$138,666
Series 2020B Bonds (1)	—	75,928
Series 2021A Bonds (1)	121,678	154,306
Series 2021B Bonds (1)	179,316	165,208
Series 2024A Bonds (1)	167,291	—
Series 2024B Bonds (1)	222,609	—
Senior Notes due 2027	642,036	625,038
EB-5 Loan Agreement	23,208	21,240
EB-5.2 Loan Agreement	8,799	8,183
EB-5.3 Loan Agreement	23,583	22,491
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

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,784	$3,179	$—	$—	$4,963
Rail revenues	178,243	—	—	—	178,243
Terminal services revenues	—	77,467	15,792	—	93,259
Roadside services revenues	—	—	—	55,000	55,000
Other revenue	—	—	32	—	32
Total revenues	$180,027	$80,646	$15,824	$55,000	$331,497

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,652	$1,437	$—	$—	$3,089
Rail revenues	167,793	—	—	—	167,793
Terminal services revenues	—	70,709	12,641	—	83,350
Roadside services revenues	—	—	—	68,190	68,190
Other revenue	—	—	(1,950)	—	(1,950)
Total revenues	$169,445	$72,146	$10,691	$68,190	$320,472

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,943	$1,278	$—	$—	$3,221
Rail revenues	147,718	—	86	—	147,804
Terminal services revenues	—	59,011	563	—	59,574
Roadside services revenues	—	—	—	47,899	47,899
Other revenue	—	—	3,468	—	3,468
Total revenues	$149,661	$60,289	$4,117	$47,899	$261,966

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Presented below are the contracted minimum future annual revenues to be received under existing operating leases within the Jefferson Terminal segment as of December 31, 2024:

Operating Leases
2025	$714
2026	421
2027	—
2028	—
2029	—
Thereafter	—
Total	$1,135
As of December 31, 2024, we recorded capitalized contract cost of $23.5 million, of which $4.9 million is included in Other current assets and $18.6 million is included in Other assets on the Consolidated Balance Sheets. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $4.5 million of amortization which is included in Operating expenses in the Consolidated and Combined Consolidated Statements of Operations during the year ended December 31, 2024.
10. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately two months to 49.4 years.
The following table presents lease-related costs:

	Year Ended December 31,
	2024	2023	2022
Finance leases
Amortization of right-of-use assets	$1,169	$1,102	$945
Interest on lease liabilities	174	79	52
Finance lease expense	1,343	1,181	997
Operating lease expense	7,696	7,619	7,306
Short-term lease expense	1,976	2,617	1,714
Variable lease expense	4,243	3,620	2,690
Total lease expense	$15,258	$15,037	$12,707
The following table presents information related to our operating leases as of and for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Right-of-use assets, net	$67,937	$69,748

Short-term lease liabilities	7,172	7,218
Long-term lease liabilities	60,893	62,441
Total lease liabilities	$68,065	$69,659

Weighted average remaining lease term	33.6 years	33.0 years
Weighted average incremental borrowing rate	5.9%	5.7%

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents supplemental cash flow information for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,437	$7,187	$7,005
Noncash - ROU assets recorded for new and modified leases	2,020	2,828	2,640
Sale Leaseback Transaction
In the second quarter of 2024, Jefferson Terminal transferred land to the Port of Beaumont Navigation District of Jefferson County, Texas in association with the Tax Exempt Series 2024A Bonds. Jefferson Terminal entered into a ground lease with the Port of Beaumont Navigation District of Jefferson County, Texas on approximately 50 acres of land.
Jefferson Terminal was provided access to 10 acres to begin construction of a new dock and supporting facilities. The lease of the 10 acres is an operating lease. This transaction was recorded as a sale in accordance with ASC 842. Jefferson Terminal recorded a gain on the sale leaseback through Gain (loss) on sale of assets on the Consolidated and Combined Consolidated Statements of Operations of $3.1 million as of December 31, 2024.
Jefferson Terminal has not been provided access to the other 40 acres for construction, so the lease has not commenced. Once the Port of Beaumont Navigation District of Jefferson County, Texas provides access to the property for construction, the 40 acres will be reassessed as a sale leaseback. This transaction was recorded as a failed sale in accordance with ASC 842 as of December 31, 2024. Jefferson Terminal recorded a finance liability of $12.0 million through Other liabilities on the Consolidated Balance Sheets as of December 31, 2024 for the failed sale.
The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2024:

2025	$7,197
2026	6,532
2027	6,003
2028	5,261
2029	4,187
Thereafter	134,771
Total undiscounted lease payments	163,951
Less: Imputed interest	95,886
Total lease liabilities	$68,065
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
As of December 31, 2024, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated and Combined Consolidated Statements of Operations.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2022
Restricted shares	$399	$949	$2,020	$440	0.8
Common units	1,801	1,812	2,126	2,319	1.4
Total	$2,200	$2,761	$4,146	$2,759

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Restricted Stock Units to Subsidiary Employees
During the year ended December 31, 2023, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.9 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. This grant fully canceled and replaced the vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021. During the year ended December 31, 2024, we issued additional RSUs of our common stock that had a grant date fair value of $1.9 million.
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated and Combined Consolidated Statements of Operations:

	Expense Recognized During the Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2024	2023	2022
Restricted stock units	$6,341	$6,268	$—	$2,634	0.5
Total	$6,341	$6,268	$—	$2,634
The following tables present information for our stock options, restricted shares of our subsidiary, common units of our subsidiary and restricted stock units to subsidiary employees:

	Stock Options		Restricted Shares		Common Units		Restricted Stock Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2023	16,542,751	$2.76	—	$—	2,047,101	$1.11	3,199,087	$3.51
Granted	—	—	839,264	1.00	1,995,000	1.36	192,234	9.94
Less: exercised or vested	12,436,663	2.62	119,160	1.00	1,712,696	1.21	1,712,309	3.92
Less: forfeited and canceled	—	—	—	—	585,042	1.00	77,107	3.51
Outstanding as of December 31, 2024	4,106,088		720,104		1,744,363		1,601,905

	Stock Options	Restricted Shares	Common Units	Restricted Stock Units
As of December 31, 2024:
Weighted average exercise / issuance price (per share)	$2.62	$1.00	$1.34	$3.84
Aggregate intrinsic value (in thousands)	$10,771	$720	$2,336	$6,153
Weighted average remaining contractual term	7.6 years	0.8 years	1.4 years	0.5 years
During the year ended December 31, 2024, certain of the Manager’s employees, as well as certain directors and officers, exercised 12,436,663 options at a weighted average exercise price of $2.62 and received a net 8,891,246 shares of our common stock.
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
During the years ended December 31, 2024 and 2023, the Manager transferred — and 2,173,914 of its options to certain employees of the Manager, respectively.
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
During the year ended December 31, 2024, we issued restricted shares of our subsidiary that had a grant date fair value of $0.8 million and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Common Units
We issued 1,995,000 and 1,243,089 common units of our subsidiaries to certain employees for the years ended December 31, 2024 and 2023, respectively, that had grant date fair values of $2.7 million and $1.6 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
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
Director Compensation
During the years ended December 31, 2024 and 2023, we issued 11,062 and 46,509 shares of common stock to certain directors as compensation, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
12. RETIREMENT BENEFIT PLANS
We established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our underfunded pension plan is a tax qualified plan, and we will make contributions accordingly. Our pension plan covers certain eligible Transtar employees and is noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The accumulated benefit obligation at December 31, 2024 and 2023 is $7.1 million and $4.6 million, respectively.
Postretirement Benefits
Our unfunded postretirement plan provides healthcare and life insurance benefits for eligible retirees of Transtar and their dependents. Depending on retirement date and employee classification, certain healthcare plans contain contribution and cost-sharing features such as deductibles and co-insurance. The remaining healthcare and life insurance plans are non-contributory. In the second quarter of 2024, we amended our postretirement benefit plan to change benefits provided to certain employees.
The following table summarizes the changes in our projected benefit obligation and plan assets as of December 31, 2024 and 2023. Service costs are recorded in Operating expenses, while other net costs are recorded in Other income (expense) in the Consolidated and Combined Consolidated Statements of Operations.

	Year Ended December 31,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected Benefit Obligation
Projected benefit obligation, beginning of period	$12,282	$32,604	$8,932	$28,523
Plan amendment	40	(21,788)	—	—
Service costs	1,560	800	1,383	1,783
Interest costs	731	700	534	1,498
Actuarial losses (gains)	1,068	(6,570)	1,546	893
Benefit paid	(197)	(90)	(113)	(93)
Projected benefit obligation, end of period	$15,484	$5,656	$12,282	$32,604

Plan Assets
Fair value of plan assets, beginning of period	$3,188	$—	$1,711	$—
Actual return on plan assets	301	—	114	—
Employer contributions	1,941	—	1,476	—
Other benefits paid	(197)	—	(113)	—
Fair value of plan assets, end of period	$5,233	$—	$3,188	$—
Funded status at end of year	$(10,251)	$(5,656)	$(9,094)	$(32,604)
As of December 31, 2024 and 2023, the following amounts were recognized in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$—	$143	$—	$531
Non-current liabilities	10,251	5,513	9,094	32,073
Net amounts recognized at end of period	$10,251	$5,656	$9,094	$32,604
Our retirement plan costs for the years ended December 31, 2024, 2023 and 2022 were $2.1 million, $1.9 million and $2.1 million for pension benefits and $— million, $3.4 million and $3.1 million for postretirement benefits, respectively.
The following table summarizes the components of net periodic pension cost and other amounts recognized in Other comprehensive income (loss) in the Consolidated and Combined Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$40	$(21,789)	$—	$—	$—	$1,470
Amortization of prior service cost	—	1,107	—	(159)	—	—
Actuarial loss (gain)	970	(6,570)	1,432	893	(2,814)	(3,065)
Amortization of actuarial gain	—	390	61	—	—	—
Total recognized in other comprehensive loss (income)	$1,010	$(26,862)	$1,493	$734	$(2,814)	$(1,595)
Weighted-average assumptions used to determine the estimated benefit obligation and period costs as of and for the year ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024		2023		2022
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine pension benefit obligation:
Discount rate	5.65%	5.63%	5.06%	5.06%	5.31%	5.29%
Rate of compensation increase	3.50%	N/A	3.50%	N/A	3.50%	N/A
Initial healthcare cost trend rate	N/A	3.61%	N/A	7.50%	N/A	5.80%
Ultimate healthcare cost trend rate	N/A	4.04%	N/A	4.04%	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
Weighted-average assumptions used to determine net periodic pension and postretirement costs:
Discount rate	5.06%	5.50%	5.31%	5.29%	3.02%	3.00%
Expected long-term return on plan assets	5.00%	N/A	N/A	N/A	N/A	N/A
Rate of compensation increases	3.50%	N/A	3.50%	N/A	3.50%	N/A
Average future working lifetime	9.89 years	11.27 years	10.50 years	9.24 years	11.01 years	11.32 years
Initial healthcare cost trend rate	N/A	7.50%	N/A	5.80%	N/A	6.00%
Ultimate healthcare cost trend rate	N/A	4.04%	N/A	3.94%	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
The expected return on asset assumption is based on a forward-looking assessment of expected returns by asset class. The expected return produced by the investments within the fund is net of expected administrative expenses to be paid from the plan. The expected return assumption is also consistent with the long-term return goal of the investment policy.
The following benefit payments, which reflect expected future service and compensation increases, as appropriate, are expected to be made from the Transtar defined benefit plans:

	Pension Benefits	Postretirement Benefits
2025	$500	$146
2026	742	211
2027	1,012	238
2028	1,238	272
2029	1,446	315
Years 2030-2034	8,587	2,572
The pension plan assets are invested in accordance with the Investment Policy Statement as approved by the Investment Committee. The pension plan assets are held in a master trust that is invested in pooled separate accounts. The assets are valued at fair value and are classified as a Level 2 investment. The separate accounts are valued at fair value based on the underlying equity, fixed income, or short-term instruments held by each account. The separate accounts classified as equity or fixed income funds track the composition and performance of widely used indices and invest in instruments representative of those indices. The fair value of the holdings of each separate account are used to determine the net asset value. We expect to make $2.8 million of contributions to the pension plan during 2025.
The targets and actual allocations for the pension plan assets as of the year ended December 31, 2024 and 2023 are as follows:

	Actual		Target Asset Allocation
	2024	2023	2024	2023
U.S. large cap equity	31%	—%	30%	—%
U.S. small/mid cap equity	25%	—%	25%	—%
U.S. investment grade fixed income and cash equivalents	44%	100%	45%	100%
13. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated and Combined Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(1)	$7	$2
State and local	1,394	447	482
Total current provision	1,393	454	484

Deferred:
Federal	(256)	1,082	3,824
State and local	2,176	934	154
Foreign	—	—	6
Total deferred provision	1,920	2,016	3,984
Total	$3,313	$2,470	$4,468
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
The difference between our reported total provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal tax at statutory rate	21.00%	21.00%	21.00%
State and local taxes	(1.11)%	1.79%	1.77%
Noncontrolling interest	(1.66)%	(2.17)%	(2.58)%
Deferred adjustment	(5.17)%	(3.71)%	—%
Other	0.33%	(0.61)%	0.46%
Change in valuation allowance	(14.65)%	(17.88)%	(23.09)%
Provision for income taxes	(1.26)%	(1.58)%	(2.44)%
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$189,612	$166,668
Accrued expenses	13,331	3,385
Interest expense	84,348	58,455
Operating lease liabilities	84,774	72,612
Investment in partnerships	14,894	13,992
Other	19,062	11,324
Total deferred tax assets	406,021	326,436
Less valuation allowance	(249,223)	(215,082)
Net deferred tax assets	156,798	111,354
Deferred tax liabilities:
Fixed assets and goodwill	(73,458)	(50,462)
Operating lease right-of-use assets	(72,664)	(63,955)
Other	(20,315)	(2,793)
Net deferred tax liabilities	$(9,639)	$(5,856)
Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2024, 2023, and 2022 of $249.2 million, $215.1 million, and $214.0 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2024	2023	2022
Valuation allowance at beginning of period	$215,082	$214,003	$143,604
Change due to current year losses	34,141	1,079	70,399
Valuation allowance at end of period	$249,223	$215,082	$214,003
As of December 31, 2024, certain of our corporate subsidiaries had U.S. federal and state net operating loss carryforwards of approximately $843.6 million and $200.7 million, respectively, that are available to offset future taxable income. In regards to federal net operating loss carryforwards, $168.5 million of these carryforwards will begin to expire in the year 2032 and $675.1 million of these carryforwards have no expiration date. As for state and local net operating loss carryforwards, most of these carryforwards will expire with the earliest year of expiration being 2025. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the year ended December 31, 2024, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2020. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated and combined consolidated financial statements:

	Year Ended December 31,
	2024	2023	2022
Management fee	$11,318	$12,467	$12,964
Income incentive fee	—	—	—
Capital gains incentive fee	—	—	—
Total	$11,318	$12,467	$12,964
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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2024	2023	2022
Classification in the Consolidated and Combined Consolidated Statements of Operations:
General and administrative	$5,597	$5,598	$4,286
Acquisition and transaction expenses	1,452	1,222	1,067
Total	$7,049	$6,820	$5,353
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation to the Manager for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Notes 16 and 17. On August 12, 2024, 8.7 million Manager options were exercised, as discussed in Note 11.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Accrued management fee	$5,541	$6,400
Other payables	4,047	5,595
As of December 31, 2024 and 2023, there were no receivables from the Manager.
Other Affiliate Transactions
As of December 31, 2024 and 2023, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated and combined consolidated financial statements. The carrying amount of this non-controlling interest as of December 31, 2024 and 2023 was $(119.5) million and $(78.0) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2024	2023	2022
Non-controlling interest share of net loss	$(41,490)	$(36,918)	$(32,018)
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
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the year ended December 31, 2024 and 2023, the Company incurred approximately $0.5 million and $0.4 million of rent and office related expenses, respectively.
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
15. SEGMENT INFORMATION
During the third quarter of 2022, we reorganized our historical operating segments into five operating segments as described below. Additionally, during the third quarter of 2022, we modified our definition of Adjusted EBITDA to exclude the impact of interest and other costs on pension and other post-employment benefits (“OPEB”) liabilities and dividends and accretion of redeemable preferred stock. During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect this segment reporting structure.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA. Our company’s CODM is our Chief Executive Officer, who uses Adjusted EBITDA as it serves as a consistent measure for comparing profitability between periods and across segments, independent of each segment’s capital structure, which may vary materially, and because it neutralizes one-time or other non-operational items. Decisions regarding resource allocation are made based on Adjusted EBITDA performance, together with other relevant factors, including but not limited to, market dynamics, growth opportunities and expected future performance.
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

The following tables set forth certain information for each reportable segment as provided to and evaluated by the CODM:
I. For the Year Ended December 31, 2024

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$180,027	$80,646	$15,824	$—	$—	$55,000	331,497

Expenses
Operating expenses	97,207	71,203	23,483	2,190	7	53,584	247,674
General and administrative	—	—	—	—	—	14,798	14,798
Acquisition and transaction expenses	526	23	—	2,293	17	2,598	5,457
Management fees and incentive allocation to affiliate	—	—	—	—	—	11,318	11,318
Depreciation and amortization	20,200	47,872	9,914	—	—	1,424	79,410
Asset impairment	—	—	—	—	72,336	—	72,336
Total expenses	117,933	119,098	33,397	4,483	72,360	83,722	430,993

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(37,146)	(18,390)	40	(55,496)
(Loss) gain on sale of assets, net	(704)	3,074	—	—	—	—	2,370
Loss on modification or extinguishment of debt	—	(8,925)	—	—	—	—	(8,925)
Interest expense	(306)	(49,001)	(1,617)	—	—	(71,184)	(122,108)
Other income	770	5,515	—	12,430	2,167	22	20,904
Total other expense	(240)	(49,337)	(1,617)	(24,716)	(16,223)	(71,122)	(163,255)
Income (loss) before income taxes	61,854	(87,789)	(19,190)	(29,199)	(88,583)	(99,844)	(262,751)
Provision for (benefit from) income taxes	4,692	(1,667)	(431)	—	—	719	3,313
Net income (loss)	57,162	(86,122)	(18,759)	(29,199)	(88,583)	(100,563)	(266,064)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	245	(41,491)	(1,173)	—	—	—	(42,419)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	70,814	70,814
Net income (loss) attributable to stockholders	$56,917	$(44,631)	$(17,586)	$(29,199)	$(88,583)	$(171,377)	$(294,459)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$84,254	$41,967	$(5,186)	$40,246	$(9,485)	$(24,208)	$127,588
Add: Non-controlling share of Adjusted EBITDA	122	26,264	808	—	—	—	27,194
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(37,146)	(18,390)	40	(55,496)
Less: Interest and other costs on pension and OPEB liabilities	66	—	—	—	—	—	66
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(70,814)	(70,814)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(30,006)	9,710	24	(20,272)
Less: Interest expense	(306)	(49,001)	(1,617)	—	—	(71,184)	(122,108)
Less: Depreciation and amortization expense	(20,200)	(52,347)	(9,914)	—	—	(1,424)	(83,885)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	(70,401)	—	(70,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(8,925)	—	—	—	—	(8,925)
Less: Acquisition and transaction expenses	(526)	(23)	—	(2,293)	(17)	(2,598)	(5,457)
Less: Equity-based compensation expense	(1,801)	(4,233)	(2,108)	—	—	(494)	(8,636)
Less: (Provision for) benefit from income taxes	(4,692)	1,667	431	—	—	(719)	(3,313)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$56,917	$(44,631)	$(17,586)	$(29,199)	$(88,583)	$(171,377)	$(294,459)

II. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$169,445	$72,146	$10,691	$—	$—	$68,190	320,472

Expenses
Operating expenses	92,972	66,576	22,203	2,726	29	69,166	253,672
General and administrative	—	—	—	—	—	12,833	12,833
Acquisition and transaction expenses	737	1,370	—	94	1	1,938	4,140
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,467	12,467
Depreciation and amortization	19,590	48,916	9,336	—	—	3,150	80,992
Asset impairment	743	—	—	—	—	—	743
Total expenses	114,042	116,862	31,539	2,820	30	99,554	$364,847

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,949)	(14,814)	56	(24,707)
(Loss) gain on sale of assets, net	(437)	7,292	—	—	—	—	6,855
Loss on modification or extinguishment of debt	(937)	—	—	—	—	(1,099)	(2,036)
Interest expense	(2,284)	(32,443)	(2,557)	(3)	—	(62,316)	(99,603)
Other (expense) income	(2,164)	(1,302)	—	7,523	2,529	—	6,586
Total other expense	(5,822)	(26,453)	(2,557)	(2,429)	(12,285)	(63,359)	(112,905)
Income (loss) before income taxes	49,581	(71,169)	(23,405)	(5,249)	(12,315)	(94,723)	(157,280)
(Benefit from) provision for income taxes	(561)	2,468	496	—	—	67	2,470
Net income (loss)	50,142	(73,637)	(23,901)	(5,249)	(12,315)	(94,790)	(159,750)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	143	(36,917)	(1,412)	—	—	(228)	(38,414)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	62,400	62,400
Net income (loss) attributable to stockholders	$49,999	$(36,720)	$(22,489)	$(5,249)	$(12,315)	$(156,962)	$(183,736)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$78,521	$35,694	$(8,061)	$34,784	$(7,253)	$(26,163)	$107,522
Add: Non-controlling share of Adjusted EBITDA	71	20,328	856	—	—	260	21,515
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,949)	(14,814)	56	(24,707)
Less: Interest and other costs on pension and OPEB liabilities	(2,130)	—	—	—	—	—	(2,130)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(62,400)	(62,400)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(29,987)	9,753	25	(20,209)
Less: Interest expense	(2,284)	(32,443)	(2,557)	(3)	—	(62,316)	(99,603)
Less: Depreciation and amortization expense	(19,590)	(49,465)	(9,336)	—	—	(3,150)	(81,541)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(743)	—	—	—	—	—	(743)
Less: Changes in fair value of non-hedge derivative instruments	—	—	(1,125)	—	—	—	(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	(937)	—	—	—	—	(1,099)	(2,036)
Less: Acquisition and transaction expenses	(737)	(1,370)	—	(94)	(1)	(1,938)	(4,140)
Less: Equity-based compensation expense	(1,394)	(5,865)	(1,770)	—	—	(170)	(9,199)
Less: Benefit from (provision for) income taxes	561	(2,468)	(496)	—	—	(67)	(2,470)
Less: Other non-recurring items	(1,339)	(1,131)	—	—	—	—	(2,470)
Net income (loss) attributable to stockholders	$49,999	$(36,720)	$(22,489)	$(5,249)	$(12,315)	$(156,962)	$(183,736)

III. For the Year Ended December 31, 2022

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$149,661	$60,289	$4,117	$—	$—	$47,899	261,966

Expenses
Operating expenses	84,863	56,417	17,072	826	10	48,969	208,157
General and administrative	—	—	—	—	—	10,891	10,891
Acquisition and transaction expenses	763	64	—	458	280	15,279	16,844
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,964	12,964
Depreciation and amortization	20,164	39,318	9,322	—	—	1,945	70,749
Total expenses	105,790	95,799	26,394	1,284	290	90,048	319,605

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(60,538)	(7,012)	151	(67,399)
Loss on sale of assets, net	(1,603)	—	—	—	—	—	(1,603)
Interest expense	(212)	(24,798)	(1,590)	—	—	(26,639)	(53,239)
Other (expense) income	(1,632)	(4,317)	—	524	2,123	133	(3,169)
Total other expense	(3,447)	(29,115)	(1,590)	(60,014)	(4,889)	(26,355)	(125,410)
Income (loss) before income taxes	40,424	(64,625)	(23,867)	(61,298)	(5,179)	(68,504)	(183,049)
Provision for income taxes	1,287	3,016	165	—	—	—	4,468
Net income (loss)	39,137	(67,641)	(24,032)	(61,298)	(5,179)	(68,504)	(187,517)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	15	(32,018)	(1,242)	—	—	(688)	(33,933)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	23,657	23,657
Net income (loss) attributable to stockholders/Former Parent	$39,122	$(35,623)	$(22,790)	$(61,298)	$(5,179)	$(91,473)	$(177,241)

The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders and Former Parent:

	Year Ended December 31, 2022
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$64,286	$18,490	$(12,743)	$18,039	$(2,334)	$(24,710)	$61,028
Add: Non-controlling share of Adjusted EBITDA	25	15,103	500	—	—	651	16,279
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(60,538)	(7,012)	151	(67,399)
Less: Interest and other costs on pension and OPEB liabilities	(1,232)	—	—	—	—	—	(1,232)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(23,657)	(23,657)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(18,341)	4,447	(45)	(13,939)
Less: Interest expense	(212)	(24,798)	(1,590)	—	—	(26,639)	(53,239)
Less: Depreciation and amortization expense	(20,164)	(39,318)	(9,322)	—	—	(1,945)	(70,749)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	1,125	—	—	—	1,125
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	(763)	(64)	—	(458)	(280)	(15,279)	(16,844)
Less: Equity-based compensation expense	(1,531)	(2,020)	(595)	—	—	—	(4,146)
Less: Provision for income taxes	(1,287)	(3,016)	(165)	—	—	—	(4,468)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders/Former Parent	$39,122	$(35,623)	$(22,790)	$(61,298)	$(5,179)	$(91,473)	$(177,241)

IV. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,667	$154,752	$6,756	$6	$48	$9,622	$219,851
Non-current assets	662,241	1,118,886	334,882	116	24,307	14,105	2,154,537
Total assets	710,908	1,273,638	341,638	122	24,355	23,727	2,374,388

Total debt, net	—	974,351	44,250	—	—	569,234	1,587,835

Current liabilities	48,866	131,503	41,136	3,732	20	25,537	250,794
Non-current liabilities	34,348	996,984	47,374	18,240	—	570,292	1,667,238
Total liabilities	83,214	1,128,487	88,510	21,972	20	595,829	1,918,032

Redeemable preferred stock	—	—	—	—	—	381,218	381,218

Non-controlling interests in equity of consolidated subsidiaries	4,722	(130,989)	(1,246)	—	—	—	(127,513)
Total equity	627,694	145,151	253,128	(21,850)	24,335	(953,320)	75,138
Total liabilities, redeemable preferred stock and equity	$710,908	$1,273,638	$341,638	$122	$24,355	$23,727	$2,374,388

	December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$58,114	$88,542	$9,267	$2	$22,405	$7,173	$185,503
Non-current assets	667,501	1,137,510	295,685	6,825	77,540	9,045	2,194,106
Total assets	725,615	1,226,052	304,952	6,827	99,945	16,218	2,379,609

Total debt, net	—	737,335	44,250	—	—	559,325	1,340,910

Current liabilities	54,150	65,052	4,912	828	—	25,695	150,637
Non-current liabilities	55,975	797,854	47,816	29,310	—	559,926	1,490,881
Total liabilities	110,125	862,906	52,728	30,138	—	585,621	1,641,518

Redeemable preferred stock	—	—	—	—	—	325,232	325,232

Non-controlling interests in equity of consolidated subsidiaries	2,861	(74,278)	(13)	—	—	—	(71,430)
Total equity	615,490	363,146	252,224	(23,311)	99,945	(894,635)	412,859
Total liabilities, redeemable preferred stock and equity	$725,615	$1,226,052	$304,952	$6,827	$99,945	$16,218	$2,379,609

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
As of December 31, 2024, the Company has $122.5 million of PIK dividends, increasing our Redeemable Preferred Stock balance. The Company had dividends paid in cash of $14.7 million and $1.8 million as of December 31, 2024 and 2023, respectively. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated and Combined Consolidated Statements of Operations totaled $64.0 million and $55.8 million for the years ended December 31, 2024 and 2023, respectively.
The Company has presented the Redeemable Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated and Combined Consolidated Statements of Operations, totaled $6.8 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively.
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
If the Redeemable Preferred Stock were redeemed as of December 31, 2024, it would be redeemable for $431.8 million.
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
17. EARNINGS PER SHARE AND EQUITY
Basic loss per share of common stock (“LPS”) is calculated by dividing net loss attributable to stockholders and Former Parent by the weighted average number of common stock outstanding. Diluted LPS is calculated by dividing net loss attributable to stockholders and Former Parent by the weighted average number of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted LPS is presented below:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss	$(266,064)	$(159,750)	$(187,517)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(42,419)	(38,414)	(33,933)
Less: Dividends and accretion of redeemable preferred stock	70,814	62,400	23,657
Net loss attributable to stockholders/Former Parent	$(294,459)	$(183,736)	$(177,241)
Weighted Average Common Stock Outstanding - Basic (1)	108,217,871	102,960,812	102,747,121
Weighted Average Common Stock Outstanding - Diluted (1)	108,217,871	102,960,812	102,747,121

Loss per share:
Basic	$(2.72)	$(1.78)	$(1.73)
Diluted (2)	$(2.72)	$(1.79)	$(1.73)
______________________________________________________________________________________
(1) The year ended December 31, 2024 includes penny warrants that were converted into common stock during the year.
(2) Diluted LPS includes the dilutive effect of subsidiary earnings per share.
For the years ended December 31, 2024, 2023 and 2022, 2,681,996, 2,917,041 and 586,269 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, —, 3,332,478 and 3,330,659 of warrants, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
On the Spin-off Date, FTAI distributed one share of FTAI Infrastructure, Inc. common stock for each FTAI common share held by FTAI’s shareholders of record as of the record date. As of that date, 99,387,467 shares of common stock were distributed. This number of shares is utilized for the calculation of basic and diluted loss per share for all periods presented prior to the spin-off. For the year ended December 31, 2022, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of FTAI Infrastructure, Inc. outstanding prior to the spin-off.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	6,685,132	$4.93
Issued	—	—
Expired	—	—
Exercised	3,342,566	0.01
Outstanding as of December 31, 2024 (1)	3,342,566	$9.85
Warrants exercisable as of December 31, 2024 (1)	3,342,566	$9.85
______________________________________________________________________________________
(1) Weighted average exercise price as of December 31, 2024 includes adjustments for quarterly dividend payments.
On July 22, 2024, members of Ares Management LLC exercised their rights to the Series II Warrants in full to purchase 3,342,566 shares of common stock of the Company at the exercise price of $0.01 per share pursuant to the Warrant Agreement, dated August 1, 2022.
The weighted average remaining contractual term of the outstanding warrants as of December 31, 2024 is 5.6 years. The aggregate intrinsic value of the warrants as of December 31, 2024 is $— million.
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
19. SUBSEQUENT EVENTS
EB-5 and EB-5.2 Loan Agreement Extensions
On February 3, 2025, Jefferson Terminal exercised its option to extend the maturity of its EB-5 Loan Agreement and EB-5.2 Loan Agreement by one year to January 25, 2027 and March 10, 2027, respectively.
Long Ridge Energy & Power LLC Senior Secured Notes due 2032 and Credit Agreement
On February 19, 2025, Long Ridge Energy LLC, a subsidiary of Long Ridge Energy & Power LLC, closed its private offering of $600.0 million aggregate principal amount of 8.750% senior secured notes due 2032 (the “Notes”). The Notes were issued at an issue price equal to 100.00% of principal, plus accrued interest from and including February 19, 2025. The Notes will mature on February 15, 2032.
On February 19, 2025, Long Ridge entered into a Credit Agreement to borrow senior secured term loans (the “New Term Loan”) for an aggregate principal amount of $400.0 million. The New Term Loans bear interest at SOFR plus 4.50% per annum and mature on February 19, 2032.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 25, 2025 for additional detail.
Acquisition of Outstanding Equity Interests in Long Ridge Energy & Power LLC
On February 26, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest (the “Long Ridge Acquisition”). Consideration to GCM for the acquisition included (i) Long Ridge Energy & Power LLC issuing a $20.0 million promissory note to an affiliate of GCM, (ii) cash consideration of $9.0 million paid by the Company and (iii) 160,000 shares of newly formed Series B Convertible Junior Preferred Stock (the “Series B Preferred Stock”) issued by the Company to certain affiliates of GCM.
The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, and junior to the Company’s Series A Preferred Stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has an initial liquidation preference of $1,000 per share. Holders of the Series B Preferred Stock are entitled to a quarterly compounding, regular dividend (the “Dividend”) equal to 9.00% per annum for any Dividend paid in cash with respect to the immediately preceding quarter, and

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
10.00% per annum for any Dividend paid-in-kind, at the Company’s election and pursuant to the Company’s amended Articles of Incorporation or Bylaws as discussed below. On February 26, 2025, as required under the Purchase Agreement, the Company entered into an Investor Rights Agreement with certain affiliates of GCM acquiring Series B Preferred Stock as part of the Long Ridge Acquisition.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for additional detail.
Ares Management LLC Warrant Agreement
On February 26, 2025, the Company and Ares Management LLC (“Ares”) amended and restated the warrant agreement, initially dated as of August 1, 2022. As part of the consent fee for the Series A Amendment, the Company issued 550,000 Series A Warrants to entities affiliated with Ares. The warrants have an exercise price of $10.00 per share. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for additional detail.
Manager Options
On February 26, 2025, in connection with the Series B Preferred stock, the Company paid and issued to its manager, an option to purchase 2,852,049 shares of common stock at a per share exercise price equal to $5.61, the closing price of common stock on February 25, 2025. The option is fully vested as of the date of grant, is exercisable as to 1/30th of the shares of common stock to which the option is subject on the first day of each of the 30 calendar months following the first full calendar month after the date of grant and expires on the tenth anniversary of the date of grant. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for additional detail.
Amendments to Articles of Incorporation or Bylaws
On February 26, 2025, the Board approved a Certificate of Amendment (the “Amendment”) to the certificate of designations governing its Series A Preferred Stock (the “Series A Certificate of Designations”), which amends certain provisions of the Series A Certificate of Designations to permit the Long Ridge Acquisition and the issuance of the Series B Preferred Stock. The Amendment also permits the Company to make cash “catch-up” payments to holders of Series A Preferred Stock, with the equivalent amount of previously paid-in-kind dividends correspondingly treated as though initially paid as cash dividends for all purposes under the Series A Certificate of Designations, including with respect to months counted toward an Event of Noncompliance (as defined in the Series A Certificate of Designations). Furthermore, the Amendment permits the Company to make quarterly cash dividend payments of up to $0.03 on its Common Stock, so long as the holders of the Series A Preferred Stock have received cash dividends equal to at least the amount of dividends accrued since the two-year anniversary of the issue date of the Series A Preferred Stock. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for additional detail.
Dividends
On February 26, 2025, the Company paid Ares a dividend of $23.8 million related to its Series A Preferred Stock.
On February 27, 2025, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2024, payable on March 26, 2025 to the holders of record on March 14, 2025.
Amendment to October 2024 Jefferson Credit Agreement
On March 11, 2025, our Jefferson Terminal segment amended its October 2024 Credit Agreement for $50.0 million to include two options to extend the maturity date to (i) January 1, 2026 and subsequently to (ii) April 1, 2026.
March 2025 Repauno Credit Agreement
On March 11, 2025, our Repauno segment entered into a credit agreement, providing for a $30.0 million term loan facility, which matures on July 18, 2025 with the option to extend the maturity date to April 1, 2026, and bears interest at the sum of 4.00% plus the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation of Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed at December 31, 2023, our management concluded that there was a material weakness in our internal controls over financial reporting as we did not maintain effective internal control in the design and operating effectiveness of certain financial reporting related controls over the review on a timely basis and in sufficient detail of the cash flow projections and certain key assumptions used in the goodwill impairment analysis as of October 1, 2023, relating to the Jefferson Terminal reporting unit,
During the year ended December 31, 2024, we took the following steps to remediate this material weakness:
•Developed detailed cash flow projections on a timely basis allowing for the adequate review and audit of key assumptions and details;
•Developed a new, more detailed model on a contract-by-contract basis at a sufficient level of detail to support our cash flow projections; and
•Enacted multi-tiered levels of review of appropriate details and assumptions associated with the model.
During the year ended December 31, 2024, we observed the operation of each of the control changes as part of our remediation efforts, to evaluate whether their effectiveness over a period of time was sufficient for management to conclude that the reported material weakness has been remediated.
Our management has concluded that the identified material weakness in internal control over financial reporting discussed above was fully remediated as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Other than the remediation discussed above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Infrastructure Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Infrastructure Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated and combined consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.
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
March 13, 2025

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive and Manager Compensation,” “Compensation Committee Report” and “Proposal No. 1 Election of Directors—Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Nonqualified Stock Option and Incentive Award Plan
On August 1, 2022, in connection with the spin-off, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors. As of December 31, 2024, the Incentive Plan provides for the issuance of up to 30.0 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2024.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	4,106,088	$2.62	24,906,155
Equity compensation plans not approved by security holders	—	—	—
Total	4,106,088		24,906,155
______________________________________________________________________________________
(1) Excludes 15,000 stock options and 78,848 common shares issued to directors as compensation.
The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.” See also “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” which is incorporated herein by reference.
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
2.2
Purchase Agreement, dated as of February 26, 2025, by and among FTAI Infrastructure Inc., Ohio River Partners Holdco LLC and Long Ridge Energy & Power LLC, and Labor Impact Fund, L.P., Labor Impact Feeder Fund, L.P., Labor Impact Real Estate (Cayman) Holdings, L.P. and LIF LR Holdings LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

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
3.6
Second Certificate of Amendment to the Certificate of Designations of Series A Senior Preferred Stock of FTAI Infrastructure Inc., dated as of February 26, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

3.7
Certificate of Designations of Series B Convertible Junior Preferred Stock of FTAI Infrastructure Inc., dated as of February 26, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

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
10.23
Investor Rights Agreement, dated as of February 26, 2025, by and among FTAI Infrastructure Inc., Labor Impact Fund, L.P., LIF AIV 1, L.P., Labor Impact Feeder Fund, L.P. and Labor Impact Real Estate (Cayman) Holdings, L.P (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

10.24
Amended and Restated Warrant Agreement, dated as of February 26, 2025, by and between FTAI Infrastructure Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

	19.1	FTAI Infrastructure Inc. Insider Trading Policy.
	21.1	Subsidiaries of FTAI Infrastructure, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	97.1	FTAI Infrastructure Inc. Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed March 27, 2024).
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated and Combined Consolidated Statements of Changes in Equity; (v) Consolidated and Combined Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated and Combined Consolidated Financial Statements.

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

FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	March 13, 2025
Kenneth J. Nicholson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 13, 2025
Joseph P. Adams, Jr.
Chairman of the Board

By:	/s/ Kenneth J. Nicholson	Date:	March 13, 2025
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Scott Christopher	Date:	March 13, 2025
Scott Christopher
Chief Financial Officer, Chief Accounting Officer and Treasurer

By:	/s/ James L. Hamilton	Date:	March 13, 2025
James L. Hamilton
Director

By:	/s/ Judith A. Hannaway	Date:	March 13, 2025
Judith A. Hannaway
Director

By:	/s/ Ray M. Robinson	Date:	March 13, 2025
Ray M. Robinson
Director