Form 10-Q
period 2025-03-31
FTAI Infrastructure Inc.
filed 2025-05-16
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2025, the number of outstanding shares of the registrant’s common stock was 114,761,435 shares.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the Russia-Ukraine conflict, the conflicts in the Middle East, public health crises, changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, and any related responses or actions by businesses and governments;
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	2	$26,325	$27,785
Restricted cash and cash equivalents	2	197,082	119,511
Accounts receivable, net	2	65,285	52,994
Other current assets	2	30,010	19,561
Total current assets		318,702	219,851
Leasing equipment, net	4	37,570	37,453
Operating lease right-of-use assets, net		67,287	67,937
Property, plant, and equipment, net	5	3,187,072	1,653,468
Investments	6	14,082	12,529
Intangible assets, net	7	46,733	46,229
Goodwill	2	402,952	275,367
Other assets	2	67,468	61,554
Total assets		$4,141,866	$2,374,388

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$209,764	$176,425
Debt, net	8	91,315	48,594
Operating lease liabilities		7,195	7,172
Derivative liabilities	10	41,705	—
Other current liabilities		21,166	18,603
Total current liabilities		371,145	250,794
Debt, net	7	2,663,596	1,539,241
Operating lease liabilities		60,160	60,893
Derivative liabilities	10	112,219	—
Other liabilities		68,308	67,104
Total liabilities		3,275,428	1,918,032

Commitments and contingencies	19	—	—

Redeemable preferred stock Series A ($0.01 par value per share; 200,000,000 total preferred shares authorized; 300,000 Series A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; redemption amount of $416.2 million and $431.8 million at March 31, 2025 and December 31, 2024, respectively)	17	376,694	381,218
Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 Series B shares issued and outstanding as of March 31, 2025; redemption amount of $192.0 million at March 31, 2025)	17	152,642	—

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 114,761,435 and 113,934,860 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)		1,148	1,139
Additional paid in capital		748,365	764,381
Accumulated deficit		(274,253)	(405,818)
Accumulated other comprehensive income (loss)		943	(157,051)
Stockholders' equity		476,203	202,651

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Non-controlling interest in equity of consolidated subsidiaries	(139,101)	(127,513)
Total equity	337,102	75,138
Total liabilities, redeemable preferred stock and equity	$4,141,866	$2,374,388
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2025	2024
Revenues
Total revenues	11	$96,161	$82,535

Expenses
Operating expenses		67,045	64,575
General and administrative		5,113	4,861
Acquisition and transaction expenses		3,515	926
Management fees and incentive allocation to affiliate	15	2,542	3,001
Depreciation and amortization	4, 7	25,012	20,521
Asset impairment		1,375	—
Total expenses		104,602	93,884

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	6,689	(11,902)
Gain (loss) on sale of assets, net		119,828	(13)
Loss on modification or extinguishment of debt	8	(7)	—
Interest expense		(43,112)	(27,593)
Other income		3,693	2,365
Total other income (expense)		87,091	(37,143)
Income (loss) before income taxes		78,650	(48,492)
(Benefit from) provision for income taxes	14	(41,514)	1,805
Net income (loss)		120,164	(50,297)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(11,401)	(10,690)
Less: Dividends and accretion of redeemable preferred stock		21,841	16,975
Net income (loss) attributable to stockholders		$109,724	$(56,582)

Net income (loss) attributable to common stockholders	18	$108,257	$(56,582)

Earnings (loss) per share:	18
Basic		$0.95	$(0.54)
Diluted		$0.89	$(0.54)
Weighted average shares outstanding:
Basic		114,101,860	104,189,287
Diluted		122,758,859	104,189,287
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$120,164	$(50,297)
Other comprehensive income (loss):
Other comprehensive income (loss) related to derivatives (1)	158,552	(21,115)
Change in pension and other employee benefit accounts	(558)	(13)
Comprehensive income (loss)	278,158	(71,425)
Comprehensive loss attributable to non-controlling interests	(11,401)	(10,690)
Comprehensive income (loss) attributable to stockholders	$289,559	$(60,735)
______________________________________________________________________________________
(1) Net of deferred tax benefit of $9.2 million and $— million for the three months ended March 31, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net income (loss)			131,565		(11,401)	120,164
Other comprehensive income				157,994		157,994
Total comprehensive income (loss)	—	—	131,565	157,994	(11,401)	278,158
Settlement of equity-based compensation					(545)	(545)
Issuance of common shares	9	1				10
Issuance of warrants		1,014				1,014
Issuance of Manager options		7,358				7,358
Dividends declared on common stock		(3,443)				(3,443)
Dividends and accretion of redeemable preferred stock		(21,841)				(21,841)
Equity-based compensation		895			358	1,253
Equity - March 31, 2025	$1,148	$748,365	$(274,253)	$943	$(139,101)	$337,102

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2023	$1,006	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss			(39,607)		(10,690)	(50,297)
Other comprehensive loss				(21,128)		(21,128)
Total comprehensive loss	—	—	(39,607)	(21,128)	(10,690)	(71,425)
Settlement of equity-based compensation		(3,029)			(185)	(3,214)
Issuance of common shares	10	(10)				—
Dividends declared on common stock		(3,051)				(3,051)
Dividends and accretion of redeemable preferred stock		(16,975)				(16,975)
Equity-based compensation		2,050			290	2,340
Equity - March 31, 2024	$1,016	$822,956	$(221,780)	$(199,643)	$(82,015)	$320,534
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$120,164	$(50,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities	(6,689)	11,902
Gain on sale of subsidiaries	(119,952)	—
Loss on sale of assets, net	124	13
Loss on modification or extinguishment of debt	7	—
Equity-based compensation	1,253	2,340
Depreciation and amortization	25,012	20,521
Asset impairment	1,375	—
Change in deferred income taxes	(41,827)	1,337
Amortization of deferred financing costs	2,908	1,929
Amortization of bond discount	1,892	1,426
Amortization of other comprehensive income	(1,588)	—
Provision for credit losses	(19)	169
Change in:
Accounts receivable	91	1,907
Other assets	(4,402)	(4,289)
Accounts payable and accrued liabilities	1,927	9,206
Derivative liabilities	(66,713)	—
Other liabilities	786	(47)
Net cash used in operating activities	(85,651)	(3,883)

Cash flows from investing activities:
Investment in unconsolidated entities	(6,943)	(611)
Acquisition of business, net of cash acquired	226,628	—
Acquisition of leasing equipment	(527)	(396)
Acquisition of property, plant and equipment	(66,002)	(12,859)
Proceeds from investor loan	11,001	—
Investment in equity instruments	—	(5,000)
Proceeds from sale of property, plant and equipment	142	20
Net cash provided by (used in) investing activities	164,299	(18,846)

Cash flows from financing activities:
Proceeds from debt, net	28,237	—
Payment of financing costs	(1,270)	(265)
Cash dividends - common stock	(3,443)	—
Cash dividends - redeemable preferred stock	(25,516)	—
Settlement of equity-based compensation	(545)	(189)
Net cash used in financing activities	(2,537)	(454)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	76,111	(23,183)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	147,296	87,479
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$223,407	$64,296

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$48,522	$—
Acquisition of business	(285,977)	—
Dividends and accretion of redeemable preferred stock	3,675	(16,975)
Non-cash change in equity method investment	(633)	(21,115)
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). The Company owns and operates (i) six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we own and lease shipping containers (“Containers”) and operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 16).
We are a publicly-traded company trading on The Nasdaq Global Select Market under the symbol “FIP.” The Company is headquartered in New York, New York.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of us and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Liquidity—As disclosed in Note 20, subsequent to March 31, 2025, the Company has (i) executed its Series 2025 Bonds at its Repauno segment in an aggregate principal amount of approximately $300.0 million that will be due on January 1, 2035 and January 1, 2045, (ii) executed a binding loan commitment for $106.0 million at its Repauno segment that will be due in 18 months from initial funding and (iii) executed a loan agreement for $40.0 million at its Power and Gas segment that will be due June 7, 2026. Management has approved a plan to accrue paid-in-kind dividends on the Series A Preferred Stock which would preclude the payment of future dividends on common stock, excluding the current common dividend that our board of directors declared on May 6, 2025 that will be paid on May 27, 2025 (see Note 20). Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. DRP is solely reliant on us to finance its activities and therefore is a VIE. We concluded that we are the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total VIE assets of DRP were $360.8 million and $341.6 million, and total VIE liabilities of DRP were $110.1 million and $88.5 million as of March 31, 2025 and December 31, 2024, respectively.
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
Property, Plant, and Equipment, Leasing Equipment and Depreciation—Property, plant and equipment and leasing equipment are stated at cost (inclusive of capitalized acquisition costs, where applicable) and depreciated using the straight-line method, over their estimated useful lives, to estimated residual values which are summarized as follows:

Asset	Range of Estimated Useful Lives	Residual Value Estimates
Railcars and locomotives	40 - 50 years from date of manufacture	Scrap value at end of useful life
Track and track related assets	15 - 50 years from date of manufacture	Scrap value at end of useful life
Land, site improvements and rights	N/A	N/A
Bridges and tunnels	15 - 55 years	Scrap value at end of useful life
Buildings and improvements	20 - 30 years	Scrap value at end of useful life
Railroad equipment	3 - 15 years from date of manufacture	Scrap value at end of useful life
Power plant	15 - 40 years	None
Terminal machinery and equipment	15 - 25 years from date of manufacture	Scrap value at end of useful life
Furniture and fixtures	3 - 6 years from date of purchase	None
Computer hardware and software	2 - 5 years from date of purchase	None
Construction in progress	N/A	N/A
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
Natural Gas Operations
Property and Related Depletion—The Company follows the successful efforts method of accounting for costs incurred in the exploration and development of oil and gas producing activities. All development costs, including lease acquisition costs, are capitalized. The Company capitalizes exploratory drilling costs until a determination is made that the well or project has either found proved reserves or is dry. After an exploratory well has been drilled and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas quantities can be classified as proved. In those circumstances, the Company continues to capitalize the drilling costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If the exploratory well is determined to be a dry well, the costs are charged to exploration expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred. Capitalized costs are amortized using the unit-of-production method based on total proved reserves.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles, and operating and development cost assumptions.
Asset Impairments—Oil and natural gas proved properties periodically are assessed for possible impairment in accordance with ASC Topic 360, Property, Plant and Equipment. The Company monitors its oil and natural gas properties as well as the market and business environments in which it operates and makes assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, commodity price declines, unanticipated increases in operating costs, and lower than expected production performance. If a material event occurs, the Company makes an estimate of undiscounted future cash flows to determine whether the asset is impaired. Impairment losses are recognized when the estimated discounted future cash flows are less than the current net book values of the properties. If the asset is impaired, the Company will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows.
The Company also may recognize impairments of capitalized costs for unproved properties in accordance with ASC Topic 932 – Extractive Activities – Oil and Gas. The greatest portion of these costs generally relates to the leasehold acquisitions. The costs are capitalized and periodically evaluated for recoverability, based on changes brought about by exploration activities, changes in economic factors and potential shifts in business strategy.
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $4.1 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $4.5 million and $5.2 million during the three months ended March 31, 2025 and 2024, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is comprised of:

	March 31, 2025	December 31, 2024
Commodities inventory	$377	$311
Prepaid expenses	16,489	9,751
Other receivables	1,292	384
Other assets	11,852	9,115
Total other current assets	$30,010	$19,561
Other Assets—Other assets consists of capitalized contract costs of $17.3 million and $18.6 million as of March 31, 2025 and December 31, 2024, respectively.
Other assets also consists of a note receivable of $12.0 million and $11.9 million as of March 31, 2025 and December 31, 2024, respectively, from CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate.
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.7 million and $0.5 million, insurance premium liabilities of $6.4 million and $5.0 million and deferred revenue of $9.0 million and $8.3 million as of March 31, 2025 and December 31, 2024, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, FYX and Long Ridge Energy & Power LLC (“Long Ridge”). The

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
carrying amount of goodwill within the Jefferson Terminal, Railroad, Corporate and Other and Power and Gas segments was $122.7 million, $147.2 million, $5.4 million, and $127.6 million, respectively, as of March 31, 2025 and $122.7 million, $147.2 million, $5.4 million, and $— million, respectively, as of December 31, 2024. The increase in goodwill was due to our acquisition of Long Ridge Energy & Power LLC in February 2025 (see Note 3 for additional details).
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
There were no impairments of goodwill for the three months ended March 31, 2025 and 2024.
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
Convertible Preferred Stock—We classify the Series B Preferred Stock ("Convertible Preferred Stock") as temporary equity in the Consolidated Balance Sheets due to a change in control provision that would trigger redemption. The Series B Preferred Stock is not currently probable of becoming redeemable; as a result, the issuance costs and PIK dividends are not being accreted in the balance of Series B Preferred Stock on the Consolidated Balance Sheets. The Company will adjust earnings (loss) per share for the dividends on an as converted basis.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $13.8 million and $14.8 million as of March 31, 2025 and December 31, 2024, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $2.9 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Gas Revenues—The Company’s natural gas revenues are based on actual sales volumes of commodities sold by Diversified Energy Inc. (“Diversified”). Diversified owns the portions of certain Long Ridge natural gas wells not owned by Long Ridge, operates all Long Ridge’s natural gas wells and markets excess natural gas not required for plant operations to various end users in the open market. The Company has concluded that the control transfers to the natural gas operator at the point of delivery (i.e., wellhead or the inlet of the operating entity’s system) and revenue is recognized when control transfers. In these instances, revenue is recorded net of any marketing, gathering and compressor fees.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Power Revenues—Power revenues are recognized from Long Ridge’s revenues into PJM Interconnection, Inc.’s (“PJM”) day-ahead and spot markets. Certain transmission losses, control and dispatch market support fees, and other fees incurred by PJM are netted into revenue. Power revenues are recognized upon generation of the electricity and simultaneous consumption by the customer. Revenue is recognized based on the invoiced amount which is equal to the value of Long Ridge’s performance obligation satisfied with the customer.
Long Ridge participates in PJM’s capacity market and provides a stated quantity of capacity and generates electricity as required during the performance period. Long Ridge receives payment for and recognizes revenue with respect to Long Ridge’s capacity commitments ratably over the term of its capacity commitments.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 41% of total revenues for the three months ended March 31, 2025 from one customer in the Railroad segment. Additionally, we earned 11% of total revenues for the three months ended March 31, 2025 from one customer in the Jefferson Terminal segment. We earned 51% of total revenues for the three months ended March 31, 2024, from one customer in the Railroad segment. We earned 14% of total revenues for the three months ended March 31, 2024, from one customer in the Jefferson Terminal segment.
As of March 31, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 50% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income at March 31, 2025 are as follows:

	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(24,050)	(633)	—	$(24,683)
Amounts reclassified from accumulated other comprehensive loss	(381)	183,616	(558)	$182,677
Net current period other comprehensive (loss) income, net of tax	(24,431)	182,983	(558)	$157,994
Accumulated other comprehensive (loss) income	$(24,431)	$—	$25,374	$943
Components of accumulated other comprehensive loss at March 31, 2024 are as follows:

	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$(180,460)	$1,945	$(178,515)
Other comprehensive loss before reclassification	(21,115)	(50)	$(21,165)
Amounts reclassified from accumulated other comprehensive loss	—	37	$37
Net current period other comprehensive loss, net of tax	(21,115)	(13)	$(21,128)
Accumulated other comprehensive (loss) income	$(201,575)	$1,932	$(199,643)
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive income (loss) represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to cash flow hedges and changes in pension and other postretirement benefit accounts.
Derivative Financial Instruments
Electricity Derivatives—Long Ridge enters into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. Long Ridge primarily uses swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Prior to our acquisition of 100% of Long Ridge Energy & Power LLC on February 26, 2025 (“the Long Ridge Energy & Power LLC acquisition date”), our share of the derivative's gain or loss was reported as Other comprehensive income (loss) related to equity method investees in our Consolidated Statements of Comprehensive Income (Loss) and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges was disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, the derivative's gain or loss is reported as Other comprehensive income (loss) in our Consolidated Statement of Comprehensive Income (Loss) and recorded in Accumulated deficit in our Consolidated Balance Sheets. The derivative's realized gain or loss is reported through Net income (loss) included in Cash flows from operating activities within our Consolidated Statement of Cash Flows. The realized gain or loss is reclassified into Revenues on the Consolidated Statement of Operations.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments were not designated as hedging instruments for accounting purposes, prior to the acquisition of Long Ridge. Prior to the Long Ridge Energy & Power LLC acquisition date, our share of the change in fair value of these contracts was recognized in Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments was recognized in Equity in earnings (losses) of unconsolidated entities in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, all electricity swaps are designated as cash flow hedges.
The Company records all electricity derivative assets and liabilities on a gross basis at fair value, which are included in the Consolidated Balance Sheets.
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
Pension and Other Postretirement Benefits—We have obligations for a pension and a postretirement benefit plan in connection with the acquisition of Transtar for certain eligible Transtar employees. The pension and other postretirement obligations and the related net periodic costs are based on, among other things, assumptions regarding the discount rate, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. We will recognize into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the greater of the projected benefit obligations or the market-related value of plan assets (the corridor). This excess is amortized over the average remaining service period of active employees expected to receive benefits under the plan. Refer to Note 13 for additional discussion on the pension and postretirement benefit plans.
3. ACQUISITION OF LONG RIDGE ENERGY & POWER LLC
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest. This transaction resulted in a controlling 100% ownership in Long Ridge Energy & Power LLC. Consideration to GCM for the acquisition included (i) Long Ridge Energy & Power LLC issuing a $20.0 million promissory note to an affiliate of GCM, (ii) cash consideration of $9.0 million paid by the Company and (iii) 160,000 shares of newly formed Series B Convertible Junior Preferred Stock issued by the Company to certain affiliates of GCM at a fair value of $160.0 million. Additionally, the Company had a pre-existing shareholder loan outstanding with Long Ridge for $106.0 million that was settled with the transaction. Long Ridge Energy & Power LLC operates within the Power and Gas reportable segment. See Note 16 for additional information. The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations at Long Ridge Energy & Power LLC have been included in the Company’s Consolidated Statements of Operations as of the effective date of the acquisition.
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment (see Note 6 for information regarding the previous treatment). This transaction was accounted for as a “step acquisition” (as defined by U.S. GAAP) and, as such, the Company remeasured its pre-existing equity interest in Long Ridge immediately prior to the completion of the acquisition to its estimated fair value of $189.8 million. The results of Long Ridge since the acquisition date have been included in the Company’s consolidated financial statements. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which is included in Gain (loss) on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that was reclassified to (Benefit from) provision for income taxes in the Consolidated Statements of Operations. In connection with the acquisition, we recorded $1.6 million of acquisition and transaction expense during the three months ended March 31, 2025, which is included in Acquisition and transaction expenses in the Consolidated Statements of Operations.
In accordance with ASC 805, Business Combinations, the following fair values assigned to underlying assets acquired and liabilities assumed are based on management’s estimates and assumptions, which will be refined during the measurement period. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available. The significant assumptions used to estimate the value of the customer relationship intangible assets included discount rate and future revenues and operating expenses.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the allocation of the preliminary purchase price, as presented in our Consolidated Balance Sheet:

February 26, 2025 (Unaudited)
Fair value of assets acquired:
Cash and cash equivalents	$17,205
Restricted cash	218,422
Accounts receivable	12,364
Property, plant and equipment	1,513,618
Intangible assets	1,500
Other assets	11,855
Total assets acquired	1,774,964
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	53,667
Debt	1,115,200
Derivative liabilities	197,795
Other liabilities	51,154
Total liabilities assumed	1,417,816
Goodwill (1)	127,586
Total preliminary purchase consideration	$484,734
________________________________________________________
(1) This goodwill is assigned to the Power and Gas segment and is not tax deductible for income tax purposes.
The following table presents the preliminary estimated fair value of the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$1,500
Total		$1,500
The following table presents the preliminary estimated fair value of the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Construction in progress	N/A	$476
Unproved properties	N/A	218,000
Proved developed properties	N/A	168,045
Power generation	12 - 37	848,361
Computer software	2	70
Land and improvements	N/A	155,149
Buildings	10 - 39	57,218
Machinery & equipment	2 - 37	62,048
Track and track related assets	8 - 34	4,212
Vehicles	2 - 3	39
Total		$1,513,618

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of assets and liabilities are subject to change. Furthermore, the Company is still evaluating the appropriate useful lives for the acquired property, plant and equipment and intangible assets. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill.
The unaudited financial information in the table below summarizes the combined results of operations of FTAI Infrastructure and Long Ridge Energy & Power LLC on a pro forma basis, as though the companies had been combined as of January 1, 2024. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment and intangible assets acquired;
•Elimination of intercompany transactions between consolidated companies;
•Impacts of debt assumed, including interest for debt issued, removal of interest for eliminated debt and removal of eliminated amortization of deferred financing costs; and
•Associated tax-related impacts of adjustments.
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2024.

	Three Months Ended March 31,
	2025	2024
Total revenue	$149,520	$111,841
Net (loss) income attributable to stockholders	(40,012)	81,078
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2025	December 31, 2024
Leasing equipment	$49,789	$49,262
Less: Accumulated depreciation	(12,219)	(11,809)
Leasing equipment, net	$37,570	$37,453
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation expense for leasing equipment	$410	$331
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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain (loss) on sale of assets in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million and $0.2 million of interest income, respectively, which is included in Revenues in the Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2025	December 31, 2024
Land, site improvements and rights	$337,023	$181,874
Buildings and improvements	76,254	19,015
Bridges and tunnels	176,784	176,753
Terminal machinery and equipment	1,274,283	1,211,272
Proved oil and gas properties	168,378	—
Power plant	848,361	—
Track and track related assets	115,169	109,871
Railroad equipment	9,623	9,627
Railcars and locomotives	95,520	95,437
Computer hardware and software	20,914	20,682
Furniture and fixtures	2,246	2,246
Construction in progress	412,012	153,244
Other	24,823	24,183
	3,561,390	2,004,204
Less: Accumulated depreciation	(374,318)	(350,736)
Property, plant and equipment, net	$3,187,072	$1,653,468
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$23,606	$18,304
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2025	December 31, 2024
Intermodal Finance I, Ltd.	Equity method	See below	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	See below	—	—
Long Ridge West Virginia LLC	Equity method	See below	—	116
GM-FTAI Holdco LLC	Equity method	See below	—	—
Clean Planet Energy USA LLC	Equity method	50.0%	14,082	12,413
			$14,082	$12,529
________________________________________________________
(1) The carrying value of $(18.2) million as of December 31, 2024 is included in Other liabilities in the Consolidated Balance Sheet. As of March 31, 2025, Long Ridge Energy & Power LLC was consolidated as we own 100% interest.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended March 31,
	2025	2024
Intermodal Finance I, Ltd.	$50	$9
Long Ridge Energy & Power LLC	10,899	(6,675)
Long Ridge West Virginia LLC	(311)	(362)
GM-FTAI Holdco LLC	(3,840)	(4,486)
Clean Planet Energy USA LLC	(109)	(388)
Total	$6,689	$(11,902)
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
On February 28, 2025, the Company sold the remaining assets in Intermodal. The related gain was recorded in Other income in the Consolidated Statement of Operations during the three months ended March 31, 2025.
Long Ridge Energy & Power LLC
In December 2019, Ohio River Partners Shareholder LLC (“ORP”), a wholly owned subsidiary, contributed its equity interests in Long Ridge into Long Ridge Energy & Power LLC and sold a 49.9% interest (the “Long Ridge Transaction”) for $150 million in cash, plus an earn out. Following the sale, we deconsolidated ORP, which held the assets of Long Ridge.
In addition to our equity method investment, in October 2022, we entered into a shareholder loan agreement maturing on October 15, 2023 and accruing paid-in-kind (“PIK”) interest at a 13% rate. During 2023, the maturity date was extended to May 1, 2032. As of December 31, 2024, $114.8 million was recorded as part of the Long Ridge investment in Other liabilities on the Consolidated Balance Sheet. On February 26, 2025, the shareholder loan was consolidated and eliminated in consolidation.
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest (see Note 3 for additional details). The Company owns 100% of Long Ridge Energy & Power LLC as of March 31, 2025.
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
During the year ended December 31, 2024, GM-FTAI Holdco LLC was impacted by severe weather which damaged its facilities and impacted production capabilities. Additionally, GM-FTAI Holdco LLC continues to generate operating losses and has not achieved expected results. Therefore, the Company determined that the equity value should be fully written off of the Consolidated Balance Sheet as of December 31, 2024. The related impairment charge was recorded in Asset impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2024.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
For the year ended December 31, 2024, the Company also determined that its note receivable from GM-FTAI Holdco LLC should be impaired due to the investment continuing to generate operating losses and not achieving expected results. The related impairment charge was recorded in Asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2024.
During the three months ended March 31, 2025, there was an additional impairment of $1.4 million for contributions made in excess of losses.
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
On February 19, 2025, Long Ridge Energy & Power LLC completed a comprehensive refinancing of its business. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 25, 2025 for further information on the refinancing. As part of the refinancing, Long Ridge WV, a company owned by the Company and GCM in the same proportion as Long Ridge, was contributed to Long Ridge Energy LLC, a 100% owned subsidiary of Long Ridge. Long Ridge WV was owned by Long Ridge Energy & Power LLC as of the date of the acquisition discussed above.
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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of March 31, 2025, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	March 31, 2025
	Jefferson Terminal	Power and Gas	Railroad	Total
Customer relationships	$35,513	$1,500	$60,000	$97,013
Less: Accumulated amortization	(35,513)	(9)	(14,758)	(50,280)
Total intangible assets, net	$—	$1,491	$45,242	$46,733

	December 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(13,771)	(49,284)
Total intangible assets, net	$—	$46,229	$46,229
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of customer relationships	$996	$1,886
As of March 31, 2025, estimated net annual amortization of intangibles is as follows:

Remainder of 2025	$3,075
2026	4,100
2027	4,100
2028	4,100
2029	4,100
Thereafter	27,258
Total	$46,733

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Loans payable
DRP Revolver (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$44,250	$44,250
EB-5 Loan Agreement	5.75%	(i) 1/25/27 (ii) 3/11/2027 (iii) 11/26/27	63,800	63,800
Jefferson Credit Agreement (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	49,321	49,056
DRP Credit Agreement (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	28,509	—
Long Ridge GCM Note	12.00%	2/26/28	20,000	—
Long Ridge CanAm Loan	6.75%	9/13/29	115,200	—
Long Ridge Credit Agreement	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	400,000	—
Total loans payable			721,080	157,106
Bonds payable
Series 2020 Bonds (2)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	140,851	143,165
Series 2021 Bonds (2)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	352,094	352,685
Series 2024 Bonds (2)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	371,871	368,513
Senior Notes due 2027 (2)	10.50%	6/1/27	582,790	581,169
Senior Notes due 2032	8.75%	2/15/32	600,000	—
Total bonds payable			2,047,606	1,445,532
Total debt			2,768,686	1,602,638
Less: Debt issuance costs			(13,775)	(14,803)
Total debt, net			$2,754,911	$1,587,835

Total principal debt due within one year			$94,600	$50,000
________________________________________________________
(1) Requires a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $32,709 and $33,557 at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the weighted average interest rates on our short-term borrowings were 7.80% and 8.61%, respectively.
EB-5 and EB-5.2 Loan Agreement Extensions
On February 3, 2025, Jefferson Terminal exercised its option to extend the maturity of its EB-5 Loan Agreement and EB-5.2 Loan Agreement by one year to January 25, 2027 and March 10, 2027, respectively.
Long Ridge Energy & Power LLC Senior Secured Notes due 2032, GCM Note, CanAm Loan and Credit Agreement
On May 17, 2024, Long Ridge WV entered into a new loan agreement with CanAm Pennsylvania Regional Center, LP XI (“CanAm”). The transaction closed on September 13, 2024. CanAm has agreed to provide up to $115.2 million to Long Ridge WV. This loan is to mature on September 13, 2029 and has a current interest rate of 6.75%. As of March 31, 2025, Long Ridge WV has fully drawn on the outstanding balance of the loan.

On February 19, 2025, Long Ridge Energy LLC, a subsidiary of Long Ridge Energy & Power LLC, closed its private offering of $600.0 million aggregate principal amount of 8.750% senior secured notes due 2032 (the “Notes”). The Notes were issued at an issue price equal to 100.00% of principal, plus accrued interest from and including February 19, 2025. The Notes will mature on

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
February 15, 2032. The Notes are jointly and severally guaranteed on a senior secured basis by Long Ridge Energy Generation LLC, a Delaware limited liability company (“PowerCo”), and Ohio GasCo LLC, a Delaware limited liability company (“GasCo”).
On February 19, 2025, Long Ridge entered into a credit agreement to borrow senior secured term loans (the “New Term Loans”) for an aggregate principal amount of $400.0 million. The New Term Loans bear interest at SOFR plus 4.50% per annum and mature on February 19, 2032. The New Term Loans are jointly and severally guaranteed on a senior secured basis by PowerCo and GasCo.
On February 26, 2025, Long Ridge Energy & Power LLC entered into a Note to borrow (the “GCM Note”) an aggregate principal amount of $20.0 million. The GCM Note bears interest at 12.00% per annum and matures on February 26, 2028.
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
We were in compliance with all debt covenants as of March 31, 2025.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	March 31, 2025	March 31, 2025
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$26,325	$26,325	$—	$—	Market
Restricted cash and cash equivalents	197,082	197,082	—	—	Market
Notes receivable	11,984	—	11,984	—	Market
Total assets	$235,391	$223,407	$11,984	$—

Liabilities
Derivative liabilities	$(153,632)	$—	$(153,632)	$—	Income
Total liabilities	$(153,632)	$—	$(153,632)	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2024	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$27,785	$27,785	$—	$—	Market
Restricted cash and cash equivalents	119,511	119,511	—	—	Market
Notes receivable	11,893	—	11,893	—	Market
Total assets	$159,189	$147,296	$11,893	$—
The fair value of our electricity derivative liabilities are estimated by applying the income approach, which is based on discounted projected future cash flows. The valuation of our electricity derivatives is based on management’s best estimate of certain key assumptions, which include estimated power forward curves, probability of default, and the discount rate.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2025	December 31, 2024
Series 2020A Bonds (1)	$121,455	$122,978
Series 2021A Bonds (1)	121,303	121,678
Series 2021B Bonds (1)	182,178	179,316
Series 2024A Bonds (1)	167,601	167,291
Series 2024B Bonds (1)	223,973	222,609
Senior Notes due 2027	627,984	642,036
Senior Notes due 2032	580,572	—
EB-5 Loan Agreement	23,842	23,208
EB-5.2 Loan Agreement	9,004	8,799
EB-5.3 Loan Agreement	24,160	23,583
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
10. DERIVATIVE FINANCIAL INSTRUMENTS
Long Ridge Energy & Power LLC is subject to electricity price volatility stemming from the sales of electricity from the Long Ridge power generation plant. Long Ridge Energy & Power LLC enters into electricity swap agreements to manage our exposure to electricity price fluctuations. The electricity swap derivatives are designated as hedging instruments within cash flow hedging relationships. The Company recognizes the realized gain or loss in Revenues in our Consolidated Statements of Operations.
As of March 31, 2025, we have a $10.0 million letter of credit and $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2026 and February 10, 2026, respectively.
Long Ridge entered into interest rate swaps to manage our exposure to SOFR increases on the Long Ridge Credit Agreement. These derivatives are not designated as hedging instruments. The Company recognizes the unrealized and realized gain or loss in Interest expense on our Consolidated Statements of Operations.
The following table presents information related to our outstanding derivative contracts as of March 31, 2025:

	March 31, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	22,121	$—	$(153,632)	4 to 7 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(292)	3 Years
Total		$—	$(153,924)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents a summary of the changes in fair value for electricity swap and interest rate swap derivatives:

	Three Months Ended March 31, 2025
	Electricity Swaps	Interest Rate Swaps	Total
Beginning balance	$—	$—	$—
Acquisition of derivative	(197,795)	—	(197,795)
Payoff of hedge	67,005	—	67,005
Net unrealized losses recognized in earnings (1)	—	(292)	(292)
Unrealized losses recognized in other comprehensive loss	(22,842)	—	(22,842)
Ending balance	$(153,632)	$(292)	$(153,924)
________________________________________________________
(1) Interest rate swaps are recognized in Interest expense in the Consolidated Statements of Operations.
11. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$457	$880	$—	$—	$—	$1,337
Rail revenues	42,174	—	—	—	—	42,174
Terminal services revenues	—	18,569	3,810	326	—	22,705
Roadside services revenues	—	—	—	—	12,976	12,976
Power revenues	—	—	—	15,780	—	15,780
Gas revenues	—	—	—	1,188	—	1,188
Other revenue	—	—	1	—	—	1
Total revenues	$42,631	$19,449	$3,811	$17,294	$12,976	$96,161

	Three Months Ended March 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$411	$797	$—	$—	$1,208
Rail revenues	45,901	—	—	—	45,901
Terminal services revenues	—	17,819	4,078	—	21,897
Roadside services revenues	—	—	—	13,528	13,528
Other revenue	—	—	1	—	1
Total revenues	$46,312	$18,616	$4,079	$13,528	$82,535
As of March 31, 2025 and December 31, 2024, we recorded capitalized contract cost of $22.3 million and $23.5 million, of which $4.9 million and $4.9 million is included in Other current assets and $17.3 million and $18.6 million is included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million and $0.6 million of amortization which is included in Operating expenses in the Consolidated Statements of Operations during three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, the Company recognized revenue of $0.3 million that was included in the deferred revenue balance at the beginning of the year.

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
As of March 31, 2025, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the three months ended March 31, 2025, we issued 2,005 shares of common stock to certain directors as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred stock (see Note 17), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
During the three months ended March 31, 2025, certain directors and officers exercised 5,000 options at a weighted average exercise price of $1.93 and received a net 5,000 shares of common stock.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024
Restricted shares	$70	$—	$370	0.7
Common units	358	290	1,962	1.1
Total	$428	$290	$2,332
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
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024
Restricted stock units	$810	$2,050	$1,756	0.9
Total	$810	$2,050	$1,756
13. RETIREMENT BENEFIT PLANS
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

	Three Months Ended March 31,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$375	$85	$374	$484
Interest costs	215	79	154	409
Expected return on plan assets	(79)	—	(51)	—
Amortization of prior service costs	2	(435)	—	40
Amortization of actuarial gains	—	(126)	(3)	—
Total	$513	$(397)	$474	$933
The total employer contributions for the three months ended March 31, 2025 and 2024 were $0.4 million and $0.7 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2025 is $2.3 million.
14. INCOME TAXES
The current and deferred components of the income tax (benefit) provision included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2025	2024
Current:
Federal	$—	$—
State and local	313	468
Total current provision	313	468
Deferred:
Federal	(21,084)	938
State and local	(20,743)	399
Total deferred (benefit) provision	(41,827)	1,337
(Benefit from) provision for income taxes	$(41,514)	$1,805
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
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to state taxes and the valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries. The tax benefit for the three months ended March 31, 2025 included a partial release of our valuation allowance and a reclassification of the taxes from Accumulated other comprehensive income in the Consolidated Balance Sheet to Benefit from income taxes in the Consolidated Statement of Operations resulting from the acquisition of Long Ridge Energy & Power LLC in February 2025.
As of and for the three months ended March 31, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of March 31, 2025.

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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended March 31,
	2025	2024
Management fee	$2,542	$3,001
Income incentive fee	—	—
Capital gains incentive fee	—	—
Total	$2,542	$3,001
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2025	2024
Classification in the Consolidated Statements of Operations:
General and administrative	$1,692	$1,344
Acquisition and transaction expenses	663	320
Total	$2,355	$1,664
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 17. On August 12, 2024, 8.7 million Manager options were exercised. In February 2025, we issued 2.9 million options to purchase common stock to the Manager, with a term of 10 years and a strike price of $5.61 as compensation for services rendered in connection with the offering of Series B Preferred stock as discussed in Note 17.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Accrued management fees	$2,542	$5,541
Other payables	2,355	4,047
As of March 31, 2025 and December 31, 2024, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2025 and December 31, 2024, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2025 and December 31, 2024 was $(130.6) million and $(119.5) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2025	2024
Non-controlling interest share of net loss	$(11,084)	$(10,465)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Notes 3 and 6 for additional information.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the three months ended March 31, 2025 and 2024, the Company incurred approximately $0.1 million and $0.1 million of rent and office related expenses, respectively.
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
16. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended March 31, 2025

	Three Months Ended March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,631	$19,449	$3,811	$17,294	$—	$12,976	$96,161

Expenses
Operating expenses	22,939	18,094	6,666	6,311	—	13,035	67,045
General and administrative	—	—	—	—	—	5,113	5,113
Acquisition and transaction expenses	93	(1)	316	1,069	—	2,038	3,515
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,542	2,542
Depreciation and amortization	5,086	11,240	2,496	6,090	—	100	25,012
Asset impairment	—	—	—	—	1,375	—	1,375
Total expenses	28,118	29,333	9,478	13,470	1,375	22,828	104,602

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(3,949)	50	6,689
(Loss) gain on sale of assets, net	(124)	—	—	119,952	—	—	119,828
Loss on modification or extinguishment of debt	—	(7)	—	—	—	—	(7)
Interest expense	(139)	(16,624)	(1,518)	(9,017)	—	(15,814)	(43,112)
Other income	388	726	—	2,240	339	—	3,693
Total other income (expense)	125	(15,905)	(1,518)	123,763	(3,610)	(15,764)	87,091
Income (loss) before income taxes	14,638	(25,789)	(7,185)	127,587	(4,985)	(25,616)	78,650
Provision for (benefit from) income taxes	812	423	12	(42,457)	—	(304)	(41,514)
Net income (loss)	13,826	(26,212)	(7,197)	170,044	(4,985)	(25,312)	120,164
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	87	(11,084)	(404)	—	—	—	(11,401)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	21,841	21,841
Net income (loss) attributable to stockholders	$13,739	$(15,128)	$(6,793)	$170,044	$(4,985)	$(47,153)	$109,724

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$19,924	$7,950	$(1,452)	$138,090	$(1,626)	$(7,667)	$155,219
Add: Non-controlling share of Adjusted EBITDA	38	6,956	338	—	—	—	7,332
Add: Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(3,949)	50	6,689
Less: Interest and other costs on pension and OPEB liabilities	265	—	—	—	—	—	265
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(21,841)	(21,841)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(6,503)	1,965	38	(4,500)
Less: Interest expense	(139)	(16,624)	(1,518)	(9,017)	—	(15,814)	(43,112)
Less: Depreciation and amortization expense	(5,086)	(12,473)	(2,496)	(4,502)	—	(100)	(24,657)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	(1,375)	—	(1,375)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(7)	—	—	—	—	(7)
Less: Acquisition and transaction expenses	(93)	1	(316)	(1,069)	—	(2,038)	(3,515)
Less: Equity-based compensation expense	(358)	(508)	(302)	—	—	(85)	(1,253)
Less: (Provision for) benefit from income taxes	(812)	(423)	(12)	42,457	—	304	41,514
Less: Other non-recurring items	—	—	(1,035)	—	—	—	(1,035)
Net income (loss) attributable to stockholders	$13,739	$(15,128)	$(6,793)	$170,044	$(4,985)	$(47,153)	$109,724

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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to stockholders:

	Three Months Ended March 31, 2024
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$21,658	$6,801	$(1,683)	$10,392	$(1,859)	$(8,078)	$27,231
Add: Non-controlling share of Adjusted EBITDA	25	5,489	168	—	—	—	5,682
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,037)	(4,874)	9	(11,902)
Less: Interest and other costs on pension and OPEB liabilities	(600)	—	—	—	—	—	(600)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(16,975)	(16,975)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(8,782)	2,519	6	(6,257)
Less: Interest expense	(69)	(9,297)	(146)	—	—	(18,081)	(27,593)
Less: Depreciation and amortization expense	(5,012)	(12,906)	(2,444)	—	—	(735)	(21,097)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	(184)	(2)	—	—	—	(740)	(926)
Less: Equity-based compensation expense	(290)	(1,759)	(291)	—	—	—	(2,340)
Less: (Provision for) benefit from income taxes	(1,092)	554	136	—	—	(1,403)	(1,805)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$14,436	$(11,120)	$(4,260)	$(5,427)	$(4,214)	$(45,997)	$(56,582)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$50,780	$124,965	$8,270	$125,271	$296	$9,120	$318,702
Non-current assets	656,709	1,120,278	352,531	1,653,004	26,066	14,576	3,823,164
Total assets	707,489	1,245,243	360,801	1,778,275	26,362	23,696	4,141,866

Total debt, net	—	975,074	72,759	1,135,200	—	571,878	2,754,911

Current liabilities	47,753	133,173	62,040	92,206	18	35,955	371,145
Non-current liabilities	34,938	987,501	48,059	1,261,200	—	572,585	2,904,283
Total liabilities	82,691	1,120,674	110,099	1,353,406	18	608,540	3,275,428

Redeemable preferred stock	—	—	—	—	—	529,336	529,336

Non-controlling interests in equity of consolidated subsidiaries	4,622	(142,074)	(1,649)	—	—	—	(139,101)
Total equity	624,798	124,569	250,702	424,869	26,344	(1,114,180)	337,102
Total liabilities, redeemable preferred stock and equity	$707,489	$1,245,243	$360,801	$1,778,275	$26,362	$23,696	$4,141,866

	December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,667	$154,752	$6,756	$6	$48	$9,622	$219,851
Non-current assets	662,241	1,118,886	334,882	116	24,307	14,105	2,154,537
Total assets	710,908	1,273,638	341,638	122	24,355	23,727	2,374,388

Total debt, net	—	974,351	44,250	—	—	569,234	1,587,835

Current liabilities	48,866	131,503	41,136	3,732	20	25,537	250,794
Non-current liabilities	34,348	996,984	47,374	18,240	—	570,292	1,667,238
Total liabilities	83,214	1,128,487	88,510	21,972	20	595,829	1,918,032

Redeemable preferred stock	—	—	—	—	—	381,218	381,218

Non-controlling interests in equity of consolidated subsidiaries	4,722	(130,989)	(1,246)	—	—	—	(127,513)
Total equity	627,694	145,151	253,128	(21,850)	24,335	(953,320)	75,138
Total liabilities, redeemable preferred stock and equity	$710,908	$1,273,638	$341,638	$122	$24,355	$23,727	$2,374,388

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
17. REDEEMABLE PREFERRED STOCK
Series A Preferred Stock - Redeemable Preferred Stock
On August 1, 2022, the Company issued and sold 300,000 shares of Series A Redeemable Preferred Stock (the “Series A” or “Series A Preferred Stock”) at a price of $1,000 per share and $0.01 par value. The shares were issued at a 3% discount for net proceeds of $291.0 million. The Company also issued two classes of warrants to the preferred stockholders (see Note 18). The fair value of the Series A Preferred Stock and the warrants at issuance were determined to be $242.7 million and $13.8 million, respectively. The Company incurred $16.4 million of issuance costs related to the Series A Preferred Stock and warrants. Additionally, the Company issued options to the Manager with a total fair value of $18.1 million (see Note 15).
The Series A Preferred Stock has the following rights, preferences and restrictions:
Voting
Each holder of the Series A Preferred Stock will have one vote per share on any matter on which holders of the Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of shares of the Series A Preferred Stock do not otherwise have any voting rights.
Liquidation Preference
The Series A Preferred Stock ranks senior to the common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Upon a liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price paid by the purchaser, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the purchase price, plus $150.0 million of cash Dividends (the ”Base Preferred Return Amount”).
Dividends
Dividends on the Series A Preferred Stock are payable at a rate equal to 14.0% per annum subject to increase in accordance with the terms of the Series A Preferred Stock. Specifically, the rate will be increased by 2.0% per annum for any periods during the first two years following closing of the issuance of the Series A Preferred Stock, where the dividend is not paid in cash. Prior to the second anniversary of the issuance date, such dividends will automatically accrue and accumulate on each share of Series A Preferred Stock, whether or not declared and paid, or they may be paid in cash at our discretion. After the second anniversary of the issuance date, we are required to pay such dividends in cash. Failure to pay such dividends will result in a dividend rate equal to 18.0% per annum, and a failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following the second anniversary of the issuance date will constitute an event of noncompliance. The dividend rate on the Series A Preferred Stock will increase by 1.0% per annum beginning on the fifth anniversary of the issuance date of the Series A Preferred Stock.
As of March 31, 2025, the Company has $116.2 million of PIK dividends increasing our Series A Preferred Stock balance. The Company had dividends paid in cash of $25.5 million for the three months ended March 31, 2025. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $17.6 million and $15.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company has presented the Series A Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $1.7 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.
Redemption
Mandatory Redemption: The Series A Preferred Stock is not mandatorily redeemable at the option of the holders, except upon the occurrence of any (i) bankruptcy event, (ii) any change of control event, or (iii) any debt acceleration event (together with any bankruptcy event and change of control event) (each a “Mandatory Redemption Event”). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, we will be required to redeem all preferred stock in cash at the greater of the (i) Liquidation Preference, and (ii) the Base Preferred Return Amount at the date of redemption.
Optional Redemption: The Series A Preferred Stock is optionally redeemable at the option of the Company, at any time, at the greater of the (i) Liquidation Preference, and (ii) the Base Preferred Return Amount at the date of redemption. Upon certain contingent events or events of noncompliance, the preferred stockholders have the right to a majority of the board seats of the Company.
If the Series A Preferred Stock were redeemed as of March 31, 2025, it would be redeemable for $416.2 million.
Series B Preferred Stock - Redeemable Convertible Preferred Stock
On February 26, 2025, the Company issued 160,000 shares of Series B Redeemable Convertible Preferred Stock (the “Series B” or “Series B Preferred Stock”) at a face value of $1,000 per share and $0.01 par value. The shares were issued at par for net consideration of $160.0 million. In connection with the issuance of the Series B Preferred Stock, the Company also issued

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
warrants to the Series A preferred stockholders (see Note 18) and options to the Manager (see Note 15). The Company concluded the fair value of the Series B Preferred Stock was equal to its face value of $160.0 million, and each of the warrants and options had aggregate fair values of $1.0 million and $7.4 million, respectively. In addition to the warrants and options, the Company also paid a consent fee to Series A holders of $1.7 million. As the warrants and consent fee modified the Series A Preferred Stock agreement we treated these as deemed dividends on the Series A.
The Series B Preferred Stock has the following rights, preferences and restrictions:
Voting
Each holder of the Series B Preferred Stock will have one vote per share on certain matters to which holders of the Series B are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of shares of the Series B Preferred Stock do not otherwise have any voting rights, however, they were provided with a seat on the Company’s Board of Directors at the issuance date.
Liquidation Preference
The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share and junior to Series A Preferred Stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has an initial liquidation preference of $1,000 per share.
Dividends
Holders of the Series B Preferred Stock are entitled to a quarterly compounding, regular dividend equal to 9.00% per annum for any dividend paid in cash with respect to the immediately preceding quarter, and 10.00% per annum for any dividend paid-in-kind, at the Company’s election. For any quarter in which the Company elects not to pay a cash dividend, such dividend will be added to the liquidation preference of each share, as further set forth in the certificate of designations of Series B Convertible Junior Preferred Stock of the Company, which was filed by the Company with the Secretary of State of the State of Delaware and became effective on February 26, 2025. So long as the Series A Preferred Stock remains outstanding, no dividends may be declared or paid in cash on the Series B Preferred Stock.
As of March 31, 2025, the Company has $1.5 million of dividends increasing the Liquidation Preference on the Series B Preferred Stock. Dividends are not recorded as redemption is not currently expected.
The Company has presented the Series B Preferred Stock in temporary equity as its redemption is not solely within the Company’s control. However, the Series B Preferred Stock is not currently probable of becoming redeemable; as a result, the issuance costs and PIK dividends are not being accreted in the balance of Series B Preferred Stock on the Consolidated Balance Sheets.
Redemption
The Company shall be obligated to repurchase all shares of Series B Preferred Stock upon the consummation of a change of control, at a price per share equal to 102% of the sum of the then-current liquidation preference plus any accrued and unpaid dividends since the end of the most recent dividend period (such sum, the “ liquidation value”). Additionally, the Company shall have the right to redeem the Series B Preferred Stock, at any time and from time to time, at a price per share equal to (i) if within the first two years after the Issue Date, (a) an amount in cash that, taken together with any cash dividends paid to the redemption date, would equal 120% of the initial liquidation preference plus (b) 43.75 warrants (each, an “Optional Redemption Warrant”) and (ii) thereafter, 102% of the then-applicable liquidation value. Each Optional Redemption Warrant shall be exercisable for one share of common stock at an exercise price of $8.18. If the Company issues Optional Redemption Warrants pursuant to an optional redemption, it will enter into a warrant agreement governing the terms of such Optional Redemption Warrant. In each case, the repurchase or redemption of Series B Preferred Stock shall be subject to the condition that no shares of Series A Preferred Stock remain outstanding as of such time.
If the Series B Preferred Stock were redeemed at the option of the Company as of March 31, 2025, it would be redeemable for cash of $192.0 million and 7.0 million Optional Redemption Warrants.
If the Series B Preferred Stock were redeemed due to a change in control as of March 31, 2025, it would be redeemable for $164.7 million.
Conversion Rights and Limitations
Each share of Series B Preferred Stock is convertible by its holder at any time after the Issue Date into, subject to certain limitations described below, a number of shares of common stock equal to (i) the then-applicable liquidation value divided by (ii) the conversion price, initially set at $8.18 per share of common stock and subject to certain customary anti-dilution adjustments. Should the cumulative number of shares of common stock delivered upon conversion of the Series B Preferred Stock and exercise of Optional Redemption Warrants since the Issue Date exceed 22,237,370 shares, or approximately 19.5% of the 113,936,865 shares of common stock outstanding as of February 10, 2025, (the “Share Cap”), all further conversion and exercise consideration will be payable in cash in lieu of shares, calculated based on the volume-weighted average price per share of common stock on the trading day immediately preceding the conversion or exercise date, unless the Company obtains

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
shareholder approval to issue such consideration in shares of common stock. Furthermore, no holder of Series B Preferred Stock or Optional Redemption Warrants may convert any share of Series B Preferred Stock or exercise any Optional Redemption Warrant into shares of common stock if and to the extent that such conversion or exercise would result in such holder beneficially owning in excess of 19.99% of the total number of shares of common stock issued and outstanding immediately following such conversion, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “ Exchange Act”).
If the Series B Preferred Stock were converted at the option of the holder as of March 31, 2025, they would be converted to 19,739,295 shares of common stock. The Company would have no obligation under the Share Cap to pay cash on an optional conversion at March 31, 2025.
18. EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) attributable to stockholders by the weighted average number of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to stockholders by the weighted average number of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted earnings (loss) per share is presented below:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income (loss)	$120,164	$(50,297)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,401)	(10,690)
Less: Dividends and accretion of redeemable preferred stock	21,841	16,975
Net income (loss) attributable to stockholders	109,724	(56,582)
Less: Convertible preferred stock dividend	1,467	—
Net income (loss) attributable to common stockholders	$108,257	$(56,582)
Weighted Average Common Stock Outstanding - Basic (1)	114,101,860	104,189,287
Weighted Average Common Stock Outstanding - Diluted (1)	122,758,859	104,189,287

Earnings (loss) per share:
Basic	$0.95	$(0.54)
Diluted (2)	$0.89	$(0.54)
________________________________________________________
(1) Three months ended March 31, 2024 included penny warrants that were converted into common stock during the year ended December 31, 2024.
(2) Diluted earnings per share for the three months ended March 31, 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock. Diluted earnings per share for the three months ended March 31, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended March 31, 2025 and 2024, — and 7,196,869 shares of common stock, respectively, have been excluded from the calculation of Diluted earnings (loss) per share because the impact would be anti-dilutive.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,342,566	$9.85
Issued	550,000	10.00
Expired	—	—
Exercised	—	—
Outstanding as of March 31, 2025 (1)	3,892,566	$9.76
Warrants exercisable as of March 31, 2025 (1)	3,892,566	$9.76
________________________________________________________
(1) Weighted average exercise price as of March 31, 2025 includes adjustments for quarterly dividend payments.
On July 22, 2024, members of Ares Management LLC (“Ares”) exercised their rights to the Series II Warrants in full to purchase 3,342,566 shares of common stock of the Company at the exercise price of $0.01 per share pursuant to the Warrant Agreement, dated August 1, 2022.
On February 26, 2025, the Company and Ares amended and restated the warrant agreement, initially dated as of August 1, 2022. As part of the consent fee for the Series A Amendment, the Company issued 550,000 Series A Warrants to entities affiliated with Ares. The warrants have an exercise price of $10.00 per share. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for additional detail.
The weighted average remaining contractual term of the outstanding warrants as of March 31, 2025 is 5.3 years. The aggregate intrinsic value of the warrants as of March 31, 2025 is $— million.
19. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
We have entered also into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2022.
20. SUBSEQUENT EVENTS
Dividends
On May 6, 2025, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended March 31, 2025, payable on May 27, 2025 to the holders of record on May 19, 2025.
May 2025 Long Ridge Credit Agreement
On May 7, 2025, our Power and Gas segment entered into a credit agreement providing for a $40.0 million loan facility, which matures on June 7, 2026, and bears interest at 15.75%.
Series 2025 Bonds
On May 15, 2025, certain subsidiaries within the Repauno segment, and the New Jersey Economic Development Authority, completed their previously announced offering of $300.0 million principal amount of Series 2025 Bonds (the “Tax Exempt Series 2025A Bonds”). Concurrently with the closing of the Tax Exempt Series 2025A Bonds, Repauno will enter into a senior secured credit agreement for an aggregate principal amount of $106.0 million of Taxable Series 2025B Bonds (the “Taxable Series 2025B Bonds” and, together with the Tax Exempt Series 2025A Bonds, the “Series 2025 Bonds”), for which we have a binding signed commitment letter. Certain subsidiaries within the Repauno segment pledged certain assets in support of the Series 2025 Bonds.
The Tax Exempt Series 2025A Bonds consist of:
•$150.0 million principal amount of Term Bonds maturing on January 1, 2035, and bearing interest at a fixed rate of 6.375% per annum, and

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
•$150.0 million principal amount of Term Bonds maturing on January 1, 2045, and bearing interest at a fixed rate of 6.625% per annum.
The Taxable Series 2025B Bonds will mature in 18 months from initial funding, and bear interest at a fixed rate of 8.50% per annum.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 16, 2025 for additional detail.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of March 31, 2025, we had total consolidated assets of $4.1 billion and redeemable preferred stock and equity of $0.9 billion.
Operating Segments
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, in addition to KRS, a railcar cleaning operation. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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

Comparison of the three months ended March 31, 2025 and 2024
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Lease income	$1,337	$1,208	$129
Rail revenues	42,174	45,901	(3,727)
Terminal services revenues	22,705	21,897	808
Roadside services revenues	12,976	13,528	(552)
Power revenues	15,780	—	15,780
Gas revenues	1,188	—	1,188
Other revenue	1	1	—
Total revenues	96,161	82,535	13,626

Expenses
Operating expenses	67,045	64,575	2,470
General and administrative	5,113	4,861	252
Acquisition and transaction expenses	3,515	926	2,589
Management fees and incentive allocation to affiliate	2,542	3,001	(459)
Depreciation and amortization	25,012	20,521	4,491
Asset impairment	1,375	—	1,375
Total expenses	104,602	93,884	10,718

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6,689	(11,902)	18,591
Gain (loss) on sale of assets, net	119,828	(13)	119,841
Loss on modification or extinguishment of debt	(7)	—	(7)
Interest expense	(43,112)	(27,593)	(15,519)
Other income	3,693	2,365	1,328
Total other income (expense)	87,091	(37,143)	124,234
Income (loss) from before income taxes	78,650	(48,492)	127,142
(Benefit from) provision for income taxes	(41,514)	1,805	(43,319)
Net income (loss)	120,164	(50,297)	170,461
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,401)	(10,690)	(711)
Less: Dividends and accretion of redeemable preferred stock	21,841	16,975	4,866
Net income (loss) attributable to stockholders	$109,724	$(56,582)	$166,306

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income (loss) attributable to stockholders	$109,724	$(56,582)	$166,306
Add: (Benefit from) provision for income taxes	(41,514)	1,805	(43,319)
Add: Equity-based compensation expense	1,253	2,340	(1,087)
Add: Acquisition and transaction expenses	3,515	926	2,589
Add: Losses on the modification or extinguishment of debt and capital lease obligations	7	—	7
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	1,375	—	1,375
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	24,657	21,097	3,560
Add: Interest expense	43,112	27,593	15,519
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	4,500	6,257	(1,757)
Add: Dividends and accretion of redeemable preferred stock	21,841	16,975	4,866
Add: Interest and other costs on pension and OPEB liabilities	(265)	600	(865)
Add: Other non-recurring items (3)	1,035	—	1,035
Less: Equity in (earnings) losses of unconsolidated entities	(6,689)	11,902	(18,591)
Less: Non-controlling share of Adjusted EBITDA (4)	(7,332)	(5,682)	(1,650)
Adjusted EBITDA (Non-GAAP)	$155,219	$27,231	$127,988
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) depreciation and amortization expense of $25,012 and $20,521, (ii) capitalized contract costs amortization of $1,233 and $576 and (iii) amortization of other comprehensive income of $(1,588) and $—, respectively.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net income (loss) of $6,578 and $(11,942), (ii) interest expense of $7,648 and $10,893, (iii) depreciation and amortization expense of $2,884 and $5,130, (iv) acquisition and transaction expenses of $201 and $19, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $2,053, (vi) equity-based compensation expense of $— and $1, (vii) asset impairment charges of $— and $87, (viii) equity method basis adjustments of $10 and $16 and (ix) other non-recurring items of $1 and $—, respectively.
(3) Includes the following items for the three months ended March 31, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(4) Includes the following items for the three months ended March 31, 2025 and 2024: (i) equity-based compensation expense of $138 and $431, (ii) provision for (benefit from) income taxes of $104 and $(134), (iii) interest expense of $3,940 and $2,189, (iv) depreciation and amortization expense of $3,069 and $3,194, (v) acquisition and transaction expenses of $1 and $—, (vi) interest and other costs on pension and OPEB liabilities of $(2) and $2, (vii) asset impairment charges of $19 and $—, (viii) losses on the modification or extinguishment of debt of $2 and $— and (ix) other non-recurring items of $61 and $—, respectively.
Revenue
Comparison of the three months ended March 31, 2025 and 2024
Total revenues increased $13.6 million due to higher revenues of $17.3 million in the Power and Gas segment and $0.8 million in the Jefferson Terminal segment, offset by lower revenues of $3.7 million in the Railroad segment, $0.3 million in the Repauno segment and $0.6 million in the Corporate and Other segment.
Roadside services revenue decreased $0.6 million due to the decline of roadside services for FYX.
Terminal services revenues increased $0.8 million primarily due an increase in average crude oil throughput volumes in the Jefferson Terminal segment.
Rail revenues decreased $3.7 million primarily due to a decrease in both carloads and rates per car in the Railroad segment.
Power revenues increased $15.8 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $1.2 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.

Expenses
Comparison of the three months ended March 31, 2025 and 2024
Total expenses increased $10.7 million, primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.
Operating expenses increased $2.5 million which primarily reflects:
•an increase of $5.6 million primarily related to increased Ohio Gasco LLC drilling expenses as well as increased legal expenses in the Power and Gas Segment; and
•an increase of $0.5 million in the Repauno segment due to costs associated with labor costs and professional fees related to the continued development of the site; partially offset by
•a decrease of $0.7 million due to decreased roadside services at FYX;
•a decrease of $1.0 million primarily due to lower costs associated with stock-based compensation and insurance during the current quarter in the Jefferson Terminal segment; and
•a decrease of $1.9 million in the Railroad segment mainly due to decreased carloads.
Acquisition and transaction expenses increased $2.6 million primarily due to legal fees in the Power and Gas segment related to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Depreciation and amortization increased $4.5 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025.
Asset impairment increased $1.4 million primarily due to the write-off of the remaining GM-FTAI note receivable in the Sustainability and Energy Transition segment.
Other income (expense)
Total other income increased $124.2 million primarily due to:
•an increase of $18.6 million in equity in earnings of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC before the acquisition in February 2025;
•a gain on sale of assets of $119.8 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025; and
•an increase of $1.3 million in other income due to favorable adjustments in the pension and OPEB benefits in the Railroad segment, and an increase due to the interest on the Series 2024 Bond funds at the Jefferson Terminal segment; partially offset by
•an increase in interest expense of $15.5 million primarily due to an increase in the average outstanding debt of approximately $1.0 billion which consists of (i) $6.1 million for the Senior Notes due 2027, (ii) $10.0 million for the DRP Credit Agreement, (iii) $234.7 million for the Series 2024 Bonds and (iv) $756.8 million for Long Ridge Energy & Power LLC debt.
(Benefit from) provision for income taxes
Benefit from income taxes increased $43.3 million primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Net income (loss)
Net income increased $170.5 million during the three months ended March 31, 2025, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $128.0 million during the three months ended March 31, 2025, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Lease income	$457	$411	$46
Rail revenues	42,174	45,901	(3,727)
Total revenues	42,631	46,312	(3,681)

Expenses
Operating expenses	22,939	24,842	(1,903)
Acquisition and transaction expenses	93	184	(91)
Depreciation and amortization	5,086	5,012	74
Total expenses	28,118	30,038	(1,920)

Other (expense) income
Loss on sale of assets, net	(124)	(13)	(111)
Interest expense	(139)	(69)	(70)
Other income (expense)	388	(603)	991
Total other income (expense)	125	(685)	810
Income before income taxes	14,638	15,589	(951)
Provision for income taxes	812	1,092	(280)
Net income	13,826	14,497	(671)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	87	61	26
Net income attributable to stockholders	$13,739	$14,436	$(697)

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income attributable to stockholders	$13,739	$14,436	$(697)
Add: Provision for income taxes	812	1,092	(280)
Add: Equity-based compensation expense	358	290	68
Add: Acquisition and transaction expenses	93	184	(91)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	5,086	5,012	74
Add: Interest expense	139	69	70
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	(265)	600	(865)
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (1)	(38)	(25)	(13)
Adjusted EBITDA (Non-GAAP)	$19,924	$21,658	$(1,734)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) equity-based compensation expense of $2 and $1, (ii) provision for income taxes of $5 and $4, (iii) interest expense of $1 and $—, (iv) depreciation and amortization expense of $31 and $18, (v) acquisition and transaction expenses of $1 and $— and (vi) interest and other costs on pension and OPEB liabilities of $(2) and $2, respectively.
Revenues
Total revenues decreased $3.7 million during the three months ended March 31, 2025, respectively, primarily due to both a decrease in carloads and rates per car.
Expenses
Total expenses decreased $1.9 million during the three months ended March 31, 2025, which primarily reflects a decrease in operating expenses of $1.9 million mainly due to decreased carloads.
Other (expense) income
Total other income increased $0.8 million during the three months ended March 31, 2025, which primarily reflects an increase in other income related to pension and OPEB benefits due to favorable adjustments.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.7 million during the three months ended March 31, 2025, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Lease income	$880	$797	$83
Terminal services revenues	18,569	17,819	750
Total revenues	19,449	18,616	833

Expenses
Operating expenses	18,094	19,132	(1,038)
Acquisition and transaction expenses	(1)	2	(3)
Depreciation and amortization	11,240	12,330	(1,090)
Total expenses	29,333	31,464	(2,131)

Other (expense) income
Loss on modification or extinguishment of debt	(7)	—	(7)
Interest expense	(16,624)	(9,297)	(7,327)
Other income	726	6	720
Total other expense	(15,905)	(9,291)	(6,614)
Loss before income taxes	(25,789)	(22,139)	(3,650)
Provision for (benefit from) income taxes	423	(554)	977
Net loss	(26,212)	(21,585)	(4,627)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,084)	(10,465)	(619)
Net loss attributable to stockholders	$(15,128)	$(11,120)	$(4,008)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net loss attributable to stockholders	$(15,128)	$(11,120)	$(4,008)
Add: Provision for (benefit from) income taxes	423	(554)	977
Add: Equity-based compensation expense	508	1,759	(1,251)
Add: Acquisition and transaction expenses	(1)	2	(3)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	7	—	7
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	12,473	12,906	(433)
Add: Interest expense	16,624	9,297	7,327
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(6,956)	(5,489)	(1,467)
Adjusted EBITDA (Non-GAAP)	$7,950	$6,801	$1,149
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) depreciation and amortization expense of $11,240 and $12,330 and (ii) capitalized contract costs amortization of $1,233 and $576, respectively.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) equity-based compensation expense of $118 and $412, (ii) provision for (benefit from) income taxes of $98 and $(130), (iii) interest expense of $3,849 and $2,180, (iv) depreciation and amortization expense of $2,889 and $3,027 and (v) losses on the modification or extinguishment of debt of $2 and $—, respectively.
Revenues
Total revenues increased $0.8 million during the three months ended March 31, 2025 due to an increase in average crude oil throughput volumes.
Expenses
Total expenses decreased $2.1 million during the three months ended March 31, 2025 which primarily reflects:
•a decrease in operating expenses of $1.0 million primarily due to lower costs associated with stock-based compensation and insurance during the current quarter; and
•a decrease in depreciation and amortization of $1.1 million due to certain assets becoming fully depreciated.
Other (expense) income
Total other expense increased $6.6 million during the three months ended March 31, 2025, which primarily reflects an increase in interest expense of $7.3 million related to additional borrowings issued in June 2024, partially offset by an increase in other income of $0.7 million from the interest on the Series 2024 Bond funds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.1 million during the three months ended March 31, 2025, primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Terminal services revenues	$3,810	$4,078	$(268)
Other revenue	1	1	—
Total revenues	3,811	4,079	(268)

Expenses
Operating expenses	6,666	6,171	495
Acquisition and transaction expenses	316	—	316
Depreciation and amortization	2,496	2,444	52
Total expenses	9,478	8,615	863

Other expense
Interest expense	(1,518)	(146)	(1,372)
Total other expense	(1,518)	(146)	(1,372)
Loss before income taxes	(7,185)	(4,682)	(2,503)
Provision for (benefit from) income taxes	12	(136)	148
Net loss	(7,197)	(4,546)	(2,651)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(404)	(286)	(118)
Net loss attributable to stockholders	$(6,793)	$(4,260)	$(2,533)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net loss attributable to stockholders	$(6,793)	$(4,260)	$(2,533)
Add: Provision for (benefit from) income taxes	12	(136)	148
Add: Equity-based compensation expense	302	291	11
Add: Acquisition and transaction expenses	316	—	316
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,496	2,444	52
Add: Interest expense	1,518	146	1,372
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items (1)	1,035	—	1,035
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(338)	(168)	(170)
Adjusted EBITDA (non-GAAP)	$(1,452)	$(1,683)	$231
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) equity-based compensation expense of $18 and $18, (ii) provision for (benefit from) income taxes of $1 and $(8), (iii) interest expense of $90 and $9, (iv) depreciation and amortization expense of $149 and $149, (v) asset impairment charges of $19 and $— and (vi) other non-recurring items of $61 and $—, respectively.
Revenues
Total revenue decreased $0.3 million during the three months ended March 31, 2025 primarily due to slightly lower volumes stemming from the terminal’s butane throughput contract.
Expenses
Total expenses increased $0.9 million during the three months ended March 31, 2025 which primarily reflects higher operating expenses due to costs associated with labor costs and professional fees related to the continued development of the site, an increase in depreciation expense due to assets being placed into service, and an increase in acquisition and transaction costs related to a potential financing.
Other expense
Total other expense increased $1.4 million during the three months ended March 31, 2025, which reflects a reduction in the amount of allowable capitalized interest.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.2 million during the three months ended March 31, 2025, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Terminal services revenues	$326	$—	$326
Power revenues	15,780	—	15,780
Gas revenues	1,188	—	1,188
Total revenues	17,294	—	17,294

Expenses
Operating expenses	6,311	692	5,619
Acquisition and transaction expenses	1,069	—	1,069
Depreciation and amortization	6,090	—	6,090
Total expenses	13,470	692	12,778

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	10,588	(7,037)	17,625
Gain on sale of assets, net	119,952	—	119,952
Interest expense	(9,017)	—	(9,017)
Other income	2,240	2,302	(62)
Total other income (expense)	123,763	(4,735)	128,498
Income (loss) before income taxes	127,587	(5,427)	133,014
Benefit from income taxes	(42,457)	—	(42,457)
Net income (loss) attributable to stockholders	$170,044	$(5,427)	$175,471

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net income (loss) attributable to stockholders	$170,044	$(5,427)	$175,471
Add: Benefit from income taxes	(42,457)	—	(42,457)
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	1,069	—	1,069
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense(1)	4,502	—	4,502
Add: Interest expense	9,017	—	9,017
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(2)	6,503	8,782	(2,279)
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	(10,588)	7,037	(17,625)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (non-GAAP)	$138,090	$10,392	$127,698
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) depreciation and amortization expense of $6,090 and $— and (ii) amortization of other comprehensive income of $(1,588) and $—, respectively.
(2) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net income (loss) of $10,576 and $(7,053), (ii) interest expense of $6,352 and $9,210, (iii) depreciation and amortization expense of $2,185 and $4,449, (iv) acquisition and transaction expenses of $201 and $19, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $2,053, (vi) equity-based compensation expense of $— and $1, (vii) asset impairment charges of $— and $87, (viii) equity method basis adjustments of $10 and $16 and (ix) other non-recurring items of $1 and $—, respectively.
Revenues
Total revenues increased $17.3 million during the three months ended March 31, 2025, primarily due to a $15.8 million increase in power plant revenue as well as a $1.2 million increase in gas revenues as a result of the acquisition of 100% of Long Ridge during the quarter.
Expenses
Total expenses increased $12.8 million during the three months ended March 31, 2025, which reflects:
•an increase in operating expenses of $5.6 million primarily related to increased Ohio Gasco LLC drilling expenses as well as increased legal expenses;
•an increase in acquisition and transaction expenses of $1.1 million due to legal fees relating to the acquisition of 100% of Long Ridge; and
•an increase in depreciation and amortization expense of $6.1 million related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of 100% of Long Ridge during the quarter.
Other income (expense)
Total other income increased $128.5 million during the three months ended March 31, 2025 which reflects:
•an increase in equity in earnings of unconsolidated entities of $17.6 million, primarily due to the equity pickup of Long Ridge Energy & Power LLC before the acquisition; and
•an increase in gain on sale of asset of $120.0 million related to the acquisition of 100% of Long Ridge during the quarter; partially offset by
•an increase in interest expense of $9.0 million related to interest expense on the Long Ridge debt that is now consolidated.

Benefit from income taxes
Benefit from income taxes increased $42.5 million primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $127.7 million during the three months ended March 31, 2025, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Expenses
Asset impairment	1,375	—	1,375
Total expenses	1,375	—	1,375

Other (expense) income
Equity in losses of unconsolidated entities	(3,949)	(4,874)	925
Other income	339	660	(321)
Total other expense	(3,610)	(4,214)	604
Net loss attributable to stockholders	$(4,985)	$(4,214)	$(771)
The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net loss attributable to stockholders	$(4,985)	$(4,214)	$(771)
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	1,375	—	1,375
Add: Incentive Allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(1,965)	(2,519)	554
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	3,949	4,874	(925)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (Non-GAAP)	$(1,626)	$(1,859)	$233
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net loss of $(3,948) and $(4,874), (ii) interest expense of $1,284 and $1,674 and (iii) depreciation and amortization expense of $699 and $681, respectively.

Expenses
Total expenses increased $1.4 million due to the write-off of the remaining GM-FTAI note receivable.
Other (expense) income
Total other expense decreased $0.6 million during the three months ended March 31, 2025, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.2 million during the three months ended March 31, 2025, primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Revenues
Roadside services revenues	$12,976	$13,528	$(552)
Total revenues	12,976	13,528	(552)

Expenses
Operating expenses	13,035	13,738	(703)
General and administrative	5,113	4,861	252
Acquisition and transaction expenses	2,038	740	1,298
Management fees and incentive allocation to affiliate	2,542	3,001	(459)
Depreciation and amortization	100	735	(635)
Total expenses	22,828	23,075	(247)

Other income (expense)
Equity in earnings of unconsolidated entities	50	9	41
Interest expense	(15,814)	(18,081)	2,267
Total other expense	(15,764)	(18,072)	2,308
Loss before income taxes	(25,616)	(27,619)	2,003
(Benefit from) provision for income taxes	(304)	1,403	(1,707)
Net loss	(25,312)	(29,022)	3,710
Less: Dividends and accretion of redeemable preferred stock	21,841	16,975	4,866
Net loss attributable to stockholders	$(47,153)	$(45,997)	$(1,156)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024
Net loss attributable to stockholders	$(47,153)	$(45,997)	$(1,156)
Add: (Benefit from) provision for income taxes	(304)	1,403	(1,707)
Add: Equity-based compensation expense	85	—	85
Add: Acquisition and transaction expenses	2,038	740	1,298
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	100	735	(635)
Add: Interest expense	15,814	18,081	(2,267)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(38)	(6)	(32)
Add: Dividends and accretion of redeemable preferred stock	21,841	16,975	4,866
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	(50)	(9)	(41)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (Non-GAAP)	$(7,667)	$(8,078)	$411
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025 and 2024: (i) net loss of $(50) and $(15) and (ii) interest expense of $12 and $9, respectively.
Revenues
Total revenues decreased $0.6 million during the three months ended March 31, 2025, primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses decreased $0.2 million during the three months ended March 31, 2025 which primarily reflects:
•a decrease in operating expenses of $0.7 million due to a decrease in roadside services at FYX; and
•a decrease in depreciation and amortization expense of $0.6 million due to assets that became fully depreciated; partially offset by
•an increase in acquisition and transaction expenses of $1.3 million primarily due to higher professional fees.
Other income (expense)
Total other expense decreased $2.3 million during the three months ended March 31, 2025, which primarily reflects an increase in capitalized interest.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.4 million during the three months ended March 31, 2025, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
As disclosed in Note 20, subsequent to March 31, 2025, the Company has (i) executed its Series 2025 Bonds at its Repauno segment in an aggregate principal amount of approximately $300.0 million that will be due on January 1, 2035 and January 1, 2045, (ii) executed a binding loan commitment for $106.0 million at its Repauno segment that will be due in 18 months from initial funding and (iii) executed a loan agreement for $40.0 million at its Power and Gas segment that will be due June 7, 2026. Management has approved a plan to accrue paid-in-kind dividends on the Series A Preferred Stock which would preclude the payment of future dividends on common stock, excluding the current common dividend that our board of directors declared on

May 6, 2025 that will be paid on May 27, 2025 (see Note 20). Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $164.2 million and $18.9 million during the three months ended March 31, 2025 and 2024, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of March 31, 2025, (ii) revenues from our infrastructure business net of operating expenses and (iii) proceeds from borrowings.
•Cash flows used in operating activities were $85.7 million and $3.9 million during the three months ended March 31, 2025 and 2024, respectively.
•During the three months ended March 31, 2025, additional borrowings were obtained in connection with the March 2025 Repauno Credit Agreement of $30.0 million. Additionally, during the three months ended March 31, 2025, we acquired the (i) Long Ridge CanAm loan of $115.2 million, (ii) Senior Secured Notes due 2032 of $600.0 million, (iii) February 2025 Long Ridge Credit Agreement of $400.0 million and (iv) Long Ridge GCM Note of $20.0 million in connection with the acquisition of Long Ridge Energy & Power LLC (see Note 3 for additional details). During the three months ended March 31, 2024, no additional borrowings were obtained and we did not make any principal repayments of debt.
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
Historical Cash Flow
Comparison of the three months ended March 31, 2025 and 2024
The following table compares the historical cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(85,651)	$(3,883)
Net cash provided by (used in) investing activities	164,299	(18,846)
Net cash used in financing activities	(2,537)	(454)
Net cash used in operating activities increased $81.8 million, which primarily reflects certain adjustments to reconcile net income (loss) to cash used in operating activities including (i) an increase in equity in earnings of unconsolidated entities of $18.6 million, (ii) changes in working capital of $75.1 million, (iii) an increase in gain on sale of subsidiaries of $120.0 million and (iv) changes in deferred income taxes of $43.2 million, partially offset by (i) an increase in net income of $170.5 million and (ii) an increase in depreciation and amortization of $4.5 million.
Net cash provided by investing activities increased $183.1 million, primarily due to (i) an increase in the acquisition of business of $226.6 million, (ii) an increase in proceeds from investor loan of $11.0 million and (iii) a decrease in the investment of equity instruments of $5.0 million, partially offset by (i) an increase in the acquisition of property, plant and equipment of $53.1 million and (ii) an increase in the investment in unconsolidated entities of $6.3 million.
Net cash used in financing activities increased $2.1 million, primarily due to (i) an increase in the payment of cash dividends on preferred stock of $25.5 million, (ii) an increase in the payment of cash dividends on common stock of $3.4 million, (iii) an increase in redeemable preferred stock issuance costs of $0.0 million and (iv) an increase in payment of financing costs of $1.0 million, partially offset by (i) an increase in proceeds from debt of $28.2 million.
Debt Obligations
Refer to Note 8 of the consolidated financial statements for additional information.

Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2025, we had outstanding principal and interest payment obligations of $2.8 billion and $1.2 billion, respectively, of which, there are $94.6 million of principal payments due and $189.5 million of interest payments due within the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Unrestricted subsidiaries of FTAI Infrastructure Inc., including Long Ridge Energy & Power LLC, do not guarantee nor are they subject to the restrictive covenants of the agreements governing the indebtedness of FTAI Infrastructure Inc. As of March 31, 2025, the assets of these unrestricted subsidiaries accounted for approximately 43% of our total assets.
Lease Obligations—As of March 31, 2025, we had outstanding operating and finance lease obligations of $171.8 million, of which $8.8 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $90.1 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for nine months. See Note 17 for additional information related to our preferred stock obligations.
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
As of October 1, 2024, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
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
There was no impairment of goodwill for the year ended December 31, 2024.
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
As of March 31, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $4.7 million or a decrease of approximately $4.7 million in interest expense over the next 12 months.

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
Internal Control over Financial Reporting
On February 26, 2025, we completed the acquisition of Long Ridge Energy & Power LLC. Our management is in the process of reviewing the operations of Long Ridge Energy & Power LLC, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Long Ridge Energy & Power LLC when conducting our annual evaluation of the effectiveness of internal controls over financial reporting for the current year, as permitted by applicable regulations.
Except for the preceding changes, there have not been any other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, have created in the past and may continue to create difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or political environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related political or economic responses, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S. and other countries, may put further upward or downward pressure on prices for such commodities. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
•governmental regulation or economic, trade or other policies, including as a result of changing to trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area continue to evolve. In addition, ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. We have announced, and may in the future announce, sustainability-focused investments, partnerships and other initiatives and goals. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. Moreover, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In this regard, the criteria by which our ESG practices and disclosures are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. The increasing attention to corporate ESG initiatives could also result in increased investigations and litigation or threats thereof. If we are unable to satisfy such new criteria, investors may conclude that our ESG and sustainability practices are inadequate. On the other hand, state attorneys general and other governmental authorities may take action against certain ESG policies or practices, and we may become subject to restrictions on ESG initiatives. If we fail or are perceived to have failed to achieve previously announced initiatives or goals, accurately disclose our progress on such initiatives or goals or comply with various ESG and anti-ESG practices and regulations, our reputation, business, financial condition and results of operations could be adversely impacted.
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
International, political, and economic factors, events and conditions and the potential for worsening economic conditions or economic downturn, including as a result of recent geopolitical events and changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, may affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
The instruments governing our outstanding debt contain, and the certificates of designations for our Series A Redeemable Preferred Stock and our newly issued Series B Preferred Stock (see Note 17 — Series B Preferred Stock - Redeemable Convertible Preferred Stock) and the indenture governing the 2027 Notes contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
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
We earned approximately 41% of total revenues for the three months ended March 31, 2025 from one customer in the Railroad segment. Additionally, we earned 11% of total revenues for the three months ended March 31, 2025 from one customer in the Jefferson Terminal segment. We earned approximately 51% of total revenues for the three months ended March 31, 2024 from one customer in the Railroad segment. Additionally, we earned 14% of total revenues for the three months ended March 31, 2024, from one customer in the Jefferson Terminal segment. As of March 31, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 50% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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

We experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and certain other tax attributes to reduce our future taxable income.
Although we currently have significant tax attributes, including significant net operating losses, our use of those attributes is subject to significant limitations as a result of the fact that we believe we underwent an “ownership change” for purposes of Section 382 of the Code in the first half of 2025. Specifically, Section 382 of the Code imposes an annual limitation on the ability of a company that undergoes an “ownership change” to utilize its net operating loss and certain built-in losses to offset taxable income earned in years after the ownership change. The Code also contains other limitations on the use of net operating losses and other tax attributes, which may impact our ability to utilize such losses and attributes. As a result of the Section 382 limitation and potentially other limitations or changes in circumstances, our use of our tax attributes may be significantly delayed, and we may not be able to use all of those attributes, potentially harming our future operating results by effectively increasing our future U.S. federal income tax obligations. In addition, we may be subject to similar or other limitations under state, local or other tax laws.
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
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, the potential for worsening economic conditions, economic downturn, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.
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
4.6
Indenture, dated as of February 19, 2025, among Long Ridge Energy LLC, Long Ridge Energy Generation LLC, Ohio GasCo LLC and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 25, 2025).

	4.7	Form of 8.750% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed February 25, 2025).
	10.1	Amended and Restated Management and Advisory Agreement, dated as of July 31, 2022, between FTAI Infrastructure Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.2	Form of Indemnification Agreement by and between FTAI Infrastructure Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.3	FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
†	10.4	Form of Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
†	10.5	Form of Director Award Agreement pursuant to the FTAI Infrastructure Inc. Nonqualified Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form 10, filed April 29, 2022).
	10.6	Registration Rights Agreement, dated as of August 1, 2022, between FTAI Infrastructure Inc., FIG LLC and Fortress Worldwide Transportation and Infrastructure Master GP LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.7	Engineering, Procuring and Construction Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and Kiewit Power Constructors Co. (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.8	Purchase and Sale of Power Generation Equipment and Related Services Agreement dated as of February 15, 2019, between Long Ridge Energy Generation LLC and General Electric Company (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC's Quarterly Report on Form 10-Q, filed on May 3, 2019).
	10.9	First Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders and issuing banks from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.19 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).

	Exhibit No.	Description
	10.10	Second Lien Credit Agreement dated as of February 15, 2019, among Ohio River PP Holdco LLC, Ohio Gasco LLC, Long Ridge Energy Generation LLC, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.20 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 3, 2019).
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
10.25
Credit Agreement, dated as of February 19, 2025, among Long Ridge Energy LLC, Long Ridge Energy Generation LLC, Ohio GasCo LC, Citizens Bank, N.A., as Administrative Agent, U.S. Bank Trust Company, National Association, as collateral agent, Morgan Stanley Senior Funding, Inc., as sole lead arranger and bookrunner, and the various lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 25, 2025).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	May 16, 2025
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	May 16, 2025
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer