Form 10-Q
period 2025-06-30
FTAI Infrastructure Inc.
filed 2025-08-15
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2025, the number of outstanding shares of the registrant’s common stock was 115,087,817 shares.

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
•our inability to complete the acquisition of the Wheeling Corporation;
•our inability to successfully integrate the businesses of the Wheeling Corporation and Transtar; and
•other risks described in the “Risk Factors” section of this report.
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	2	$33,626	$27,785
Restricted cash and cash equivalents	2	414,637	119,511
Accounts receivable, net	2	68,150	52,994
Other current assets	2	22,632	19,561
Total current assets		539,045	219,851
Leasing equipment, net	4	37,195	37,453
Operating lease right-of-use assets, net		66,749	67,937
Property, plant, and equipment, net	5	3,232,712	1,653,468
Investments	6	17,730	12,529
Intangible assets, net	7	45,223	46,229
Goodwill	2	401,229	275,367
Other assets	2	67,077	61,554
Total assets		$4,406,960	$2,374,388

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$223,498	$176,425
Debt, net	8	82,754	48,594
Operating lease liabilities		7,268	7,172
Derivative liabilities	10	30,443	—
Other current liabilities		18,801	18,603
Total current liabilities		362,764	250,794
Debt, net	7	3,001,609	1,539,241
Operating lease liabilities		59,635	60,893
Derivative liabilities	10	138,340	—
Other liabilities		68,692	67,104
Total liabilities		3,631,040	1,918,032

Commitments and contingencies	19	—	—

Redeemable preferred stock Series A ($0.01 par value per share; 200,000,000 total preferred shares authorized; 300,000 Series A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; redemption amount of $435.5 million and $431.8 million at June 30, 2025 and December 31, 2024, respectively)	17	397,652	381,218
Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 Series B shares issued and outstanding as of June 30, 2025; redemption amount of $192.0 million at June 30, 2025)	17	152,642	—

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 115,087,817 and 113,934,860 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)		1,151	1,139
Additional paid in capital		724,514	764,381
Accumulated deficit		(333,112)	(405,818)
Accumulated other comprehensive loss		(17,084)	(157,051)
Stockholders' equity		375,469	202,651

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Non-controlling interest in equity of consolidated subsidiaries	(149,843)	(127,513)
Total equity	225,626	75,138
Total liabilities, redeemable preferred stock and equity	$4,406,960	$2,374,388
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2025	2024	2025	2024
Revenues
Total revenues	11	$122,286	$84,887	$218,447	$167,422

Expenses
Operating expenses		74,435	61,225	141,480	125,800
General and administrative		3,862	2,840	8,975	7,701
Acquisition and transaction expenses		8,704	921	12,219	1,847
Management fees and incentive allocation to affiliate	15	3,680	2,776	6,222	5,777
Depreciation and amortization	4, 7	33,998	20,163	59,010	40,684
Asset impairment		4,401	—	4,401	—
Total expenses		129,080	87,925	232,307	181,809

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	6	(1,995)	(12,788)	3,319	(24,690)
(Loss) gain on sale of assets, net		—	(150)	119,828	(163)
Loss on modification or extinguishment of debt	8	(4,066)	(9,170)	(4,073)	(9,170)
Interest expense		(59,204)	(29,690)	(102,316)	(57,283)
Other income		3,052	6,963	6,745	9,328
Total other (expense) income		(62,213)	(44,835)	23,503	(81,978)
(Loss) income before income taxes		(69,007)	(47,873)	9,643	(96,365)
Provision for (benefit from) income taxes	14	952	267	(40,562)	2,072
Net (loss) income		(69,959)	(48,140)	50,205	(98,437)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(11,100)	(11,400)	(22,501)	(22,090)
Less: Dividends and accretion of redeemable preferred stock		20,957	17,610	42,798	34,585
Net (loss) income attributable to stockholders		$(79,816)	$(54,350)	$29,908	$(110,932)

Net (loss) income attributable to common stockholders	18	$(83,898)	$(54,350)	$24,359	$(110,932)

(Loss) earnings per share:	18
Basic		$(0.73)	$(0.52)	$0.21	$(1.06)
Diluted		$(0.73)	$(0.52)	$0.21	$(1.06)
Weighted average shares outstanding:
Basic		114,880,817	105,039,831	114,491,338	104,612,209
Diluted		114,880,817	105,039,831	115,260,452	104,612,209
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(69,959)	$(48,140)	$50,205	$(98,437)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to derivatives (1)	(17,468)	22,219	141,084	1,104
Change in pension and other employee benefit accounts	(559)	26,156	(1,117)	26,143
Comprehensive (loss) income	(87,986)	235	190,172	(71,190)
Comprehensive loss attributable to non-controlling interests	(11,100)	(11,400)	(22,501)	(22,090)
Comprehensive (loss) income attributable to stockholders	$(76,886)	$11,635	$212,673	$(49,100)
______________________________________________________________________________________
(1) Net of deferred tax benefit of $9.2 million and $— million for the six months ended June 30, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2025
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net income (loss)			131,565		(11,401)	120,164
Other comprehensive income				157,994		157,994
Total comprehensive income (loss)	—	—	131,565	157,994	(11,401)	278,158
Settlement of equity-based compensation					(545)	(545)
Issuance of common shares	9	1				10
Issuance of warrants		1,014				1,014
Issuance of Manager options		7,358				7,358
Dividends declared on common stock		(3,443)				(3,443)
Dividends and accretion of redeemable preferred stock		(21,841)				(21,841)
Equity-based compensation		895			358	1,253
Equity - March 31, 2025	$1,148	$748,365	$(274,253)	$943	$(139,101)	$337,102
Net loss			(58,859)		(11,100)	(69,959)
Other comprehensive loss				(18,027)		(18,027)
Total comprehensive loss	—	—	(58,859)	(18,027)	(11,100)	(87,986)
Issuance of common shares	3	(3)				—
Dividends declared on common stock		(3,443)				(3,443)
Dividends and accretion of redeemable preferred stock		(20,957)				(20,957)
Equity-based compensation		552			358	910
Equity - June 30, 2025	$1,151	$724,514	$(333,112)	$(17,084)	$(149,843)	$225,626

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

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$50,205	$(98,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities	(3,319)	24,690
Gain on sale of subsidiaries	(119,952)	—
Loss on sale of assets, net	124	163
Loss on modification or extinguishment of debt	4,073	9,170
Equity-based compensation	2,163	4,139
Depreciation and amortization	59,010	40,684
Asset impairment	4,401	—
Change in deferred income taxes	(41,298)	1,493
Amortization of deferred financing costs	5,218	4,570
Amortization of bond discount	5,459	2,898
Amortization of other comprehensive income	(4,732)	—
Paid-in-kind interest expense	897	—
Provision for credit losses	195	514
Change in:
Accounts receivable	(2,988)	3,255
Other assets	2,540	(3,040)
Accounts payable and accrued liabilities	15,593	(12,787)
Derivative liabilities	(66,178)	—
Other liabilities	(2,283)	1,218
Net cash used in operating activities	(90,872)	(21,470)

Cash flows from investing activities:
Investment in unconsolidated entities	(12,585)	(1,639)
Acquisition of business, net of cash acquired	226,628	—
Acquisition of leasing equipment	(564)	(1,204)
Acquisition of property, plant and equipment	(148,319)	(27,420)
Proceeds from investor loan	11,001	—
Investment in promissory notes and loans	—	(17,500)
Investment in equity instruments	—	(5,000)
Proceeds from sale of property, plant and equipment	2,198	111
Net cash provided by (used in) investing activities	78,359	(52,652)

Cash flows from financing activities:
Proceeds from debt, net	494,074	449,689
Repayment of debt	(126,102)	(242,001)
Payment of financing costs	(21,545)	(10,022)
Cash dividends - common stock	(6,886)	(6,303)
Cash dividends - redeemable preferred stock	(25,516)	—
Settlement of equity-based compensation	(545)	(3,216)
Distributions to non-controlling interests	—	(15,039)
Net cash provided by financing activities	313,480	173,108

Net increase in cash and cash equivalents and restricted cash and cash equivalents	300,967	98,986
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	147,296	87,479
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$448,263	$186,465

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$47,622	$—
Acquisition of business	(285,977)	—
Dividends and accretion of redeemable preferred stock	(17,282)	(34,585)
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). The Company owns and operates (i) six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 16).
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
Liquidity—As part of the evaluation under ASC 205-40, management reviewed its debt maturities over the next 12 months and concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of $302.5 million of debt due in approximately 12 months. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management approved and has begun implementing a plan to alleviate liquidity risk by (i) refinancing the Jefferson Taxable Series 2024B Bonds and issuing a new term loan with a multi-year maturity, (ii) the consummation of the transactions described in Note 20 and (iii) refinancing the term loan committed in conjunction with the transactions described in Note 20 through the issuance of new long-term senior notes. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. Prior to the completion of our debt offering at Repauno in May 2025 (refer to Note 8 for additional details), DRP was solely reliant on us to finance its activities and therefore was a VIE. We concluded that we were the primary beneficiary; and accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total VIE assets of DRP were $341.6 million, and total VIE liabilities of DRP were $88.5 million as of December 31, 2024. Due to the debt offering at Repauno in May 2025, Repauno is sufficiently capitalized, and therefore, is no longer considered a VIE; this change in classification does not have a financial impact on the Company’s financial statements.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $7.7 million and $1.2 million during the three months ended June 30, 2025 and 2024, respectively, and $11.8 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $8.9 million and $5.1 million during the three months ended June 30, 2025 and 2024, respectively, and $13.5 million and $10.3 million during the six months ended June 30, 2025 and 2024, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
Other Current Assets—Other current assets is comprised of:

	June 30, 2025	December 31, 2024
Prepaid expenses	$12,014	$9,751
Other receivables	2,713	384
Other assets	7,905	9,426
Total other current assets	$22,632	$19,561
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.6 million and $0.5 million, insurance premium liabilities of $3.9 million and $5.0 million and deferred revenue of $9.5 million and $8.3 million as of June 30, 2025 and December 31, 2024, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, FYX and Long Ridge Energy & Power LLC (“Long Ridge”). The carrying amount of goodwill within the Jefferson Terminal, Railroad, Corporate and Other and Power and Gas segments was $122.7 million, $147.2 million, $5.4 million, and $125.9 million, respectively, as of June 30, 2025 and $122.7 million, $147.2 million, $5.4 million, and $— million, respectively, as of December 31, 2024. The increase in goodwill was due to our acquisition of Long Ridge Energy & Power LLC in February 2025 (see Note 3 for additional details).

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
There were no impairments of goodwill for the three and six months ended June 30, 2025 and 2024.
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
Convertible Preferred Stock—We classify the Series B Preferred Stock ("Convertible Preferred Stock") as temporary equity in the Consolidated Balance Sheets due to a change in control provision that would trigger redemption. The Series B Preferred Stock is not currently probable of becoming redeemable; as a result, the issuance costs and paid-in-kind (“PIK”) dividends are not being accreted in the balance of Series B Preferred Stock on the Consolidated Balance Sheets. The Company will adjust earnings (loss) per share for the dividends on an as converted basis.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $31.7 million and $14.8 million as of June 30, 2025 and December 31, 2024, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $2.3 million and $2.7 million during the three months ended June 30, 2025 and 2024, respectively, and $5.2 million and $4.6 million during the six months ended June 30, 2025 and 2024, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 32% and 36%, respectively, of total revenues for the three and six months ended June 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 11% of total revenues for both the three and six months ended June 30, 2025 from one customer in the Jefferson Terminal segment. We earned approximately 49% and 50%, respectively, of total revenues for the three and six months ended June 30, 2024, from one customer in the Railroad segment. We earned approximately 13% and 14%, respectively, of total revenues for the three and six months ended June 30, 2024, from one customer in the Jefferson Terminal segment.
As of June 30, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 50% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive (loss) income at June 30, 2025 are as follows:

	Three and Six Months Ended June 30, 2025
	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2024	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(24,050)	(633)	—	(24,683)
Amounts reclassified from accumulated other comprehensive loss	(381)	183,616	(558)	182,677
Net current period other comprehensive (loss) income, net of tax	(24,431)	182,983	(558)	157,994
Accumulated other comprehensive (loss) income - March 31, 2025	$(24,431)	$—	$25,374	$943
Other comprehensive loss before reclassification	(16,124)	—	—	(16,124)
Amounts reclassified from accumulated other comprehensive loss	(1,344)	—	(559)	(1,903)
Net current period other comprehensive loss, net of tax	(17,468)	—	(559)	(18,027)
Accumulated other comprehensive (loss) income - June 30, 2025	$(41,899)	$—	$24,815	$(17,084)
Components of accumulated other comprehensive (loss) income at June 30, 2024 are as follows:

	Three and Six Months Ended June 30, 2024
	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2023	$(180,460)	$1,945	$(178,515)
Other comprehensive loss before reclassification	(21,115)	(50)	(21,165)
Amounts reclassified from accumulated other comprehensive loss	—	37	37
Net current period other comprehensive (loss) income, net of tax	(21,115)	(13)	(21,128)
Accumulated other comprehensive (loss) income - March 31, 2024	$(201,575)	$1,932	$(199,643)
Other comprehensive income before reclassification	22,219	26,584	48,803
Amounts reclassified from accumulated other comprehensive loss	—	(428)	(428)
Net current period other comprehensive income, net of tax	22,219	26,156	48,375
Accumulated other comprehensive (loss) income - June 30, 2024	$(179,356)	$28,088	$(151,268)
Comprehensive (Loss) Income—Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive (loss) income related to cash flow hedges and changes in pension and other postretirement benefit accounts.

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
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Prior to our acquisition of 100% of Long Ridge Energy & Power LLC on February 26, 2025 (“the Long Ridge Energy & Power LLC acquisition date”), our share of the derivative's gain or loss was reported as Other comprehensive (loss) income related to derivatives in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges was disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, the derivative's gain or loss is reported as Other comprehensive (loss) income in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated deficit in our Consolidated Balance Sheets. The derivative's realized gain or loss is reported through Net (loss) income included in Cash flows from operating activities within our Consolidated Statement of Cash Flows. The realized gain or loss is reclassified into Revenues on the Consolidated Statement of Operations.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments were not designated as hedging instruments for accounting purposes, prior to the acquisition of Long Ridge. Prior to the Long Ridge Energy & Power LLC acquisition date, our share of the change in fair value of these contracts was recognized in Equity in (losses) earnings of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments was recognized in Equity in (losses) earnings of unconsolidated entities in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, all electricity swaps are designated as cash flow hedges.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in certain foreign jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal, state and foreign tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the Provision for (benefit from) income taxes in the Consolidated Statements of Operations.
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
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment (see Note 6 for information regarding the previous treatment). This transaction was accounted for as a “step acquisition” (as defined by U.S. GAAP) and, as such, the Company remeasured its pre-existing equity interest in Long Ridge immediately prior to the completion of the acquisition to its estimated fair value of $189.8 million. The results of Long Ridge since the acquisition date have been included in the Company’s consolidated financial statements. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which is included in (Loss) gain on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive loss in the Consolidated Balance Sheets that was reclassified to Provision for (benefit from) income taxes in the Consolidated Statements of Operations. In connection with the acquisition, we recorded $0.6 million and $2.2 million of acquisition and transaction expense during the three and six months ended June 30, 2025, which is included in Acquisition and transaction expenses in the Consolidated Statements of Operations.
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
The following table summarizes the allocation of the preliminary purchase price, as presented in our Consolidated Balance Sheet:

February 26, 2025 (Unaudited)
Fair value of assets acquired:
Cash and cash equivalents	$17,205
Restricted cash	218,422
Accounts receivable	12,364
Property, plant and equipment	1,516,873
Intangible assets	1,000
Other assets	11,855
Total assets acquired	1,777,719
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	54,699
Debt	1,115,200
Derivative liabilities	197,795
Other liabilities	51,154
Total liabilities assumed	1,418,848
Goodwill (1)	125,863
Total preliminary purchase consideration	$484,734
________________________________________________________
(1) This goodwill is assigned to the Power and Gas segment and is not tax deductible for income tax purposes.
The following table presents the preliminary estimated fair value of the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$1,000
Total		$1,000

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the preliminary estimated fair value of the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Construction in progress	N/A	$476
Unproved properties	N/A	218,000
Proved developed properties	N/A	168,045
Power generation	12 - 37	848,897
Computer software	2	70
Land and improvements	N/A	166,454
Buildings	10 - 39	48,665
Machinery & equipment	2 - 37	62,015
Track and track related assets	8 - 34	4,212
Vehicles	2 - 3	39
Total		$1,516,873
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$122,286	$113,256	$271,806	$225,097
Net (loss) income attributable to stockholders	(79,115)	(64,275)	(119,127)	16,803
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2025	December 31, 2024
Leasing equipment	$49,826	$49,262
Less: Accumulated depreciation	(12,631)	(11,809)
Leasing equipment, net	$37,195	$37,453
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense for leasing equipment	$412	$345	$822	$676

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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in (Loss) gain on sale of assets in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million and $0.2 million of interest income, respectively, during the three months ended June 30, 2025 and 2024, and $0.4 million and $0.4 million of interest income, respectively, during the six months ended June 30, 2025 and 2024, which is included in Revenues in the Consolidated Statements of Operations.
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2025	December 31, 2024
Land, site improvements and rights	$351,833	$181,874
Buildings and improvements	68,153	19,015
Bridges and tunnels	176,784	176,753
Terminal machinery and equipment	1,279,741	1,211,272
Proved oil and gas properties	168,515	—
Power plant	848,897	—
Track and track related assets	115,169	109,871
Railroad equipment	9,623	9,627
Railcars and locomotives	89,706	95,437
Computer hardware and software	21,935	20,682
Furniture and fixtures	2,246	2,246
Construction in progress	481,749	153,244
Other	25,250	24,183
	3,639,601	2,004,204
Less: Accumulated depreciation	(406,889)	(350,736)
Property, plant and equipment, net	$3,232,712	$1,653,468
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$32,576	$17,933	$56,182	$36,237

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2025	December 31, 2024
Intermodal Finance I, Ltd.	Equity method	See below	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	See below	—	—
Long Ridge West Virginia LLC	Equity method	See below	—	116
GM-FTAI Holdco LLC	Equity method	See below	—	—
Clean Planet Energy USA LLC	Equity method	50.0%	17,730	12,413
			$17,730	$12,529
________________________________________________________
(1) The carrying value of $(18.2) million as of December 31, 2024 is included in Other liabilities in the Consolidated Balance Sheet. As of June 30, 2025, Long Ridge Energy & Power LLC was consolidated as we own 100% interest.
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Intermodal Finance I, Ltd.	$—	$12	$50	$21
Long Ridge Energy & Power LLC	—	(7,147)	10,899	(13,822)
Long Ridge West Virginia LLC	—	(189)	(311)	(551)
GM-FTAI Holdco LLC	(1,895)	(5,144)	(7,110)	(9,630)
Clean Planet Energy USA LLC	(100)	(320)	(209)	(708)
Total	$(1,995)	$(12,788)	$3,319	$(24,690)
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
On February 28, 2025, the Company sold the remaining assets in Intermodal. The related gain was recorded in Other income in the Consolidated Statement of Operations during the three and six months ended June 30, 2025.
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
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest (see Note 3 for additional details). The Company owns 100% of Long Ridge Energy & Power LLC as of June 30, 2025.
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
During the six months ended June 30, 2025, there was an impairment of $1.4 million for contributions made in excess of losses recorded to Equity in (losses) earnings of unconsolidated entities.
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
Long Ridge West Virginia LLC
In November 2023, we sold a 49.9% interest in Long Ridge West Virginia LLC (“Long Ridge WV”), previously a wholly owned subsidiary, for $7.5 million in cash. Long Ridge WV is a VIE as defined under U.S. GAAP, but we are not the primary beneficiary. Following the sale, we no longer had a controlling interest in Long Ridge WV, but we still maintained significant influence through our retained interest and accounted for this investment in accordance with the equity method.
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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of June 30, 2025, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	June 30, 2025
	Jefferson Terminal	Power and Gas	Railroad	Total
Customer relationships	$35,513	$1,000	$60,000	$96,513
Less: Accumulated amortization	(35,513)	(23)	(15,754)	(51,290)
Total intangible assets, net	$—	$977	$44,246	$45,223

	December 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(13,771)	(49,284)
Total intangible assets, net	$—	$46,229	$46,229
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of customer relationships	$1,010	$1,885	$2,006	$3,771
As of June 30, 2025, estimated net annual amortization of intangibles is as follows:

Remainder of 2025	$2,033
2026	4,067
2027	4,067
2028	4,067
2029	4,067
Thereafter	26,922
Total	$45,223

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Loans payable
DRP Revolver (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$—	$44,250
DRP DB Term Loan	8.50%	11/30/26	100,897	—
EB-5 Loan Agreement	5.75%	(i) 1/25/27 (ii) 3/11/27 (iii) 11/16/27	63,800	63,800
Jefferson Credit Agreement October 2024 (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	—	49,056
Jefferson Credit Agreement June 2025	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	12/15/25	30,000	—
Long Ridge Acquiom Loan	15.75%	6/7/26	40,000	—
Long Ridge GCM Note	12.00%	2/26/28	20,000	—
Long Ridge CanAm Loan	6.75%	9/13/29	115,200	—
Long Ridge Credit Agreement	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	399,000	—
Total loans payable			768,897	157,106
Bonds payable
Series 2020 Bonds (2)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	141,196	143,165
Series 2021 Bonds (2)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	347,619	352,685
Series 2024 Bonds (2)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	376,868	368,513
Series 2025 Bonds (2)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,011	—
Senior Notes due 2027 (2)	10.50%	6/1/27	584,464	581,169
Senior Notes due 2032	8.75%	2/15/32	600,000	—
Total bonds payable			2,347,158	1,445,532
Total debt			3,116,055	1,602,638
Less: Debt issuance costs			(31,692)	(14,803)
Total debt, net			$3,084,363	$1,587,835

Principal debt due within one year			$84,569	$50,000
Less: Debt issuance costs			(1,815)	(1,406)
Total principal debt, net due within one year			$82,754	$48,594
________________________________________________________
(1) Required a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $30,988 and $33,557 at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the weighted average interest rates on our short-term borrowings were 11.13% and 8.61%, respectively.
EB-5 and EB-5.2 Loan Agreement Extensions
On February 3, 2025, Jefferson Terminal exercised its option to extend the maturity of its EB-5 Loan Agreement and EB-5.2 Loan Agreement by one year to January 25, 2027 and March 10, 2027, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Long Ridge Energy & Power LLC Senior Secured Notes due 2032, GCM Note, CanAm Loan and Credit Agreement
On May 17, 2024, Long Ridge WV entered into a new loan agreement with CanAm Pennsylvania Regional Center, LP XI (“CanAm”). The transaction closed on September 13, 2024. CanAm has agreed to provide up to $115.2 million to Long Ridge WV. This loan is to mature on September 13, 2029 and has a current interest rate of 6.75%. As of June 30, 2025, Long Ridge WV has fully drawn on the outstanding balance of the loan.

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
Amendment to October 2024 Jefferson Credit Agreement
On March 11, 2025, our Jefferson Terminal segment amended its October 2024 Credit Agreement for $50.0 million to include two options to extend the maturity date to (i) January 1, 2026 and subsequently to (ii) April 1, 2026. In May 2025, we completed an offering of Series 2025 Bonds (see below) and used a portion of the net proceeds to repay in full and terminate the October 2024 Jefferson Credit Agreement.
March 2025 Repauno Credit Agreement
On March 11, 2025, our Repauno segment entered into a credit agreement, providing for a $30.0 million term loan facility, which matures on July 18, 2025 with the option to extend the maturity date to April 1, 2026, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York. In May 2025, we completed an offering of Series 2025 Bonds (see below) and used a portion of the net proceeds to repay in full and terminate the March 2025 Repauno Credit Agreement.
May 2025 Long Ridge Credit Agreement
On May 7, 2025, our Power and Gas segment entered into a credit agreement (“Long Ridge Acquiom Loan”) providing for a $40.0 million loan facility, which matures on June 7, 2026, and bears interest at 15.75%.
Series 2025 Bonds and DRP DB Term Loan
On May 28, 2025, certain subsidiaries within the Repauno segment, and the New Jersey Economic Development Authority, completed their previously announced offering of $300.0 million principal amount of Series 2025 Bonds (the “Tax Exempt Series 2025 Bonds”). Concurrently with the closing of the Tax Exempt Series 2025 Bonds, Repauno entered into a senior secured credit agreement for an aggregate principal amount of $100.0 million of Taxable Term Loans (the “DRP DB Term Loan”). Certain subsidiaries within the Repauno segment pledged certain assets in support of the Series 2025 Bonds and DRP DB Term Loan.
The Tax Exempt Series 2025 Bonds consist of:
•$150.0 million principal amount of Term Bonds maturing on January 1, 2035, and bearing interest at a fixed rate of 6.375% per annum, and
•$150.0 million principal amount of Term Bonds maturing on January 1, 2045, and bearing interest at a fixed rate of 6.625% per annum.
The DRP DB Term Loan will mature in 18 months from initial funding, and bear interest at a fixed rate of 8.50% per annum, with an option to PIK at 9.50%. Additionally, there was a $6.0 million Letter of Credit (“LOC”) issued to the Company in accordance with this transaction. The LOC was not drawn upon as of June 30, 2025.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 16, 2025 for additional detail.
Repauno used a portion of the net proceeds from the Series 2025 Bonds to repay the March 2025 Repauno Credit Agreement and pay for or reimburse the cost of development, construction and acquisition of certain facilities. The Company also used a portion of the net proceeds from the DRP DB Term Loan to repay the DRP Revolver and October 2024 Jefferson Credit Agreement in full. We recognized a loss on modification of debt of (i) $0.8 million from the repayment of the October 2024

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Jefferson Credit Agreement, (ii) $2.6 million from the repayment of the March 2025 Repauno Credit Agreement and (iii) $0.7 million from the repayment of the DRP Revolver in connection with this transaction.
June 2025 Jefferson Credit Agreement
On June 30, 2025, our Jefferson Terminal segment entered into a credit agreement, providing for a $30.0 million term loan facility, which matures on December 15, 2025 with the option to extend the maturity date to August 31, 2026, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York.
We were in compliance with all debt covenants as of June 30, 2025.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	June 30, 2025	June 30, 2025
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$33,626	$33,626	$—	$—	Market
Restricted cash and cash equivalents	414,637	414,637	—	—	Market
Notes receivable	12,658	—	12,658	—	Market
Total assets	$460,921	$448,263	$12,658	$—

Liabilities
Derivative liabilities	$(168,783)	$—	$(168,783)	$—	Income
Total liabilities	$(168,783)	$—	$(168,783)	$—

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2024	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$27,785	$27,785	$—	$—	Market
Restricted cash and cash equivalents	119,511	119,511	—	—	Market
Notes receivable	11,893	—	11,893	—	Market
Total assets	$159,189	$147,296	$11,893	$—
Our notes receivable is related to CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable, and record the balance of the note receivable in Other assets in the Consolidated Balance Sheets. The Company records interest income, which is included in Other (expense) income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2025	December 31, 2024
Series 2020A Bonds (1)	$115,603	$122,978
Series 2021A Bonds (1)	116,629	121,678
Series 2021B Bonds (1)	176,884	179,316
Series 2024A Bonds (1)	156,054	167,291
Series 2024B Bonds (1)	223,118	222,609
Series 2025 Bonds (1)	305,403	—
Senior Notes due 2027	624,480	642,036
Senior Notes due 2032	623,720	—
EB-5 Loan Agreement	24,423	23,208
EB-5.2 Loan Agreement	9,187	8,799
EB-5.3 Loan Agreement	24,609	23,583
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
As of June 30, 2025, we have a $10.0 million letter of credit and $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2026 and February 10, 2026, respectively.
Long Ridge entered into interest rate swaps to manage our exposure to SOFR increases on the Long Ridge Credit Agreement. These derivatives are not designated as hedging instruments. The Company recognizes the unrealized and realized gain or loss in Interest expense on our Consolidated Statements of Operations.
The following table presents information related to our outstanding derivative contracts as of June 30, 2025:

	June 30, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	20,970	$—	$(167,956)	4 to 7 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(827)	3 Years
Total		$—	$(168,783)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents a summary of the changes in fair value for electricity swap and interest rate swap derivatives:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Electricity Swaps	Interest Rate Swaps	Total	Electricity Swaps	Interest Rate Swaps	Total
Beginning balance	$(153,632)	$(292)	$(153,924)	$—	$—	$—
Acquisition of derivative	—	—	—	(197,795)	—	(197,795)
Payoff of hedge	—	—	—	67,005	—	67,005
Net unrealized losses recognized in earnings (1)	—	(535)	(535)	—	(827)	(827)
Unrealized losses recognized in other comprehensive loss	(14,324)	—	(14,324)	(37,166)	—	(37,166)
Ending balance	$(167,956)	$(827)	$(168,783)	$(167,956)	$(827)	$(168,783)
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

	Three Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$361	$885	$—	$—	$—	$1,246
Rail revenues	41,779	—	—	—	513	42,292
Terminal services revenues	—	20,743	2,713	828	—	24,284
Roadside services revenues	—	—	—	—	13,217	13,217
Power revenues	—	—	—	38,010	—	38,010
Gas revenues	—	—	—	2,958	—	2,958
Other revenue	—	—	279	—	—	279
Total revenues	$42,140	$21,628	$2,992	$41,796	$13,730	$122,286

	Six Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$818	$1,765	$—	$—	$—	$2,583
Rail revenues	83,953	—	—	—	513	84,466
Terminal services revenues	—	39,312	6,523	1,154	—	46,989
Roadside services revenues	—	—	—	—	26,193	26,193
Power revenues	—	—	—	53,790	—	53,790
Gas revenues	—	—	—	4,146	—	4,146
Other revenue	—	—	280	—	—	280
Total revenues	$84,771	$41,077	$6,803	$59,090	$26,706	$218,447

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
As of June 30, 2025 and December 31, 2024, we recorded capitalized contract cost of $21.0 million and $23.5 million, of which $4.9 million and $4.9 million is included in Other current assets and $16.1 million and $18.6 million is included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million and $1.4 million of amortization, respectively, during the three months ended June 30, 2025 and 2024, and $2.5 million and $2.0 million of amortization, respectively, during the six months ended June 30, 2025 and 2024, which is included in Operating expenses in the Consolidated Statements of Operations.
During the three and six months ended June 30, 2025, the Company recognized revenue of $0.7 million and $1.1 million, respectively, that was included in the deferred revenue balance at the beginning of the year.
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
As of June 30, 2025, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the six months ended June 30, 2025, we issued 2,825 shares of common stock to certain directors as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred stock (see Note 17), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
During the six months ended June 30, 2025, certain directors and officers exercised 548,479 options at a weighted average exercise price of $2.48 and received a net 330,562 shares of common stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Restricted shares	$70	$179	$140	$179	$300	0.9
Common units	358	290	716	580	1,604	0.9
Total	$428	$469	$856	$759	$1,904
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
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Restricted stock units	$479	$1,235	$1,289	$3,285	$1,277	0.7
Total	$479	$1,235	$1,289	$3,285	$1,277
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our retirement benefit plan costs (benefits). Service costs are recorded in Operating expenses, while other net costs are recorded in Other (expense) income within the Consolidated Statements of Operations.

	Three Months Ended June 30,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$375	$85	$373	$152
Interest costs	215	79	153	136
Expected return on plan assets	(79)	—	(50)	—
Amortization of prior service costs	2	(435)	—	(314)
Amortization of actuarial gains	—	(126)	(3)	(111)
Total	$513	$(397)	$473	$(137)

	Six Months Ended June 30,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$750	$170	$747	$636
Interest costs	430	158	307	545
Expected return on plan assets	(158)	—	(101)	—
Amortization of prior service costs	4	(870)	—	(274)
Amortization of actuarial gains	—	(252)	(6)	(111)
Total	$1,026	$(794)	$947	$796
The total employer contributions for the six months ended June 30, 2025 and 2024 were $1.0 million and $1.2 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2025 is $1.8 million.
14. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current:
State and local	$423	$111	$736	$579
Total current provision	423	111	736	579
Deferred:
Federal	267	(727)	(20,817)	211
State and local	262	883	(20,481)	1,282
Total deferred provision (benefit)	529	156	(41,298)	1,493
Provision for (benefit from) income taxes	$952	$267	$(40,562)	$2,072
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
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to state taxes and the valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries. The tax benefit for the six months ended June 30, 2025 included a partial release of our valuation allowance and a reclassification of the taxes from Accumulated other comprehensive loss in the Consolidated Balance Sheet to Provision for (benefit from) income taxes in the Consolidated Statement of Operations resulting from the acquisition of Long Ridge Energy & Power LLC in February 2025.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of and for the six months ended June 30, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its potential impact on our consolidated financial statements.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fee	$3,680	$2,776	$6,222	$5,777
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$3,680	$2,776	$6,222	$5,777
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Classification in the Consolidated Statements of Operations:
General and administrative	$1,577	$1,087	$3,269	$2,431
Acquisition and transaction expenses	855	251	1,518	571
Total	$2,432	$1,338	$4,787	$3,002
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Accrued management fees	$6,264	$5,541
Other payables	4,787	4,047
As of June 30, 2025 and December 31, 2024, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2025 and December 31, 2024, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2025 and December 31, 2024 was $(141.2) million and $(119.5) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlling interest share of net loss	$(10,580)	$(5,531)	$(21,664)	$(15,996)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Notes 3 and 6 for additional information.
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the six months ended June 30, 2025 and 2024, the Company incurred approximately $0.2 million and $0.2 million of rent and office related expenses, respectively.
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
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. As of the second quarter of 2025, we have moved KRS, a railcar cleaning operation, from the Railroad segment to the Corporate and Other segment. As the chief operating decision maker (“CODM”) focuses on Transtar, a pure railroad business, within the Railroad segment results, we believe the change in segment for KRS better aligns with how the CODM reviews overall segment results. Due to the immateriality of the results of KRS, we will apply this change prospectively.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates investment performance for each reportable segment primarily based on Adjusted EBITDA. Our company’s CODM is our Chief Executive Officer, who uses Adjusted EBITDA as it serves as a consistent measure for comparing profitability between periods and across segments, independent of each segment’s capital structure, which may vary materially, and because it neutralizes one-time or other non-operational items. Decisions regarding resource allocation are made based on Adjusted EBITDA performance, together with other relevant factors, including but not limited to, market dynamics, growth opportunities and expected future performance.

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

The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended June 30, 2025

	Three Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,140	$21,628	$2,992	$41,796	$—	$13,730	$122,286

Expenses
Operating expenses	22,130	17,018	5,449	16,026	2	13,810	74,435
General and administrative	—	—	—	—	—	3,862	3,862
Acquisition and transaction expenses	2,783	69	1,980	1,397	—	2,475	8,704
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,680	3,680
Depreciation and amortization	4,979	11,290	2,494	15,018	—	217	33,998
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	34,293	28,377	9,923	32,441	2	24,044	129,080

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(1,995)	—	(1,995)
Loss on modification or extinguishment of debt	—	(742)	(3,324)	—	—	—	(4,066)
Interest expense	(112)	(16,000)	—	(24,787)	—	(18,305)	(59,204)
Other income (expense)	399	1,282	103	345	926	(3)	3,052
Total other income (expense)	287	(15,460)	(3,221)	(24,442)	(1,069)	(18,308)	(62,213)
Income (loss) before income taxes	8,134	(22,209)	(10,152)	(15,087)	(1,071)	(28,622)	(69,007)
Provision for (benefit from) income taxes	768	336	25	—	—	(177)	952
Net income (loss)	7,366	(22,545)	(10,177)	(15,087)	(1,071)	(28,445)	(69,959)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	46	(10,579)	(567)	—	—	—	(11,100)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	20,957	20,957
Net income (loss) attributable to stockholders	$7,320	$(11,966)	$(9,610)	$(15,087)	$(1,071)	$(49,402)	$(79,816)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Three Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$20,671	$11,082	$(2,082)	$22,971	$824	$(7,550)	$45,916
Add: Non-controlling share of Adjusted EBITDA	84	6,948	445	—	—	—	7,477
Add: Equity in losses of unconsolidated entities	—	—	—	—	(1,995)	—	(1,995)
Less: Interest and other costs on pension and OPEB liabilities	264	—	—	—	—	—	264
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(20,957)	(20,957)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	100	—	100
Less: Interest expense	(112)	(16,000)	—	(24,787)	—	(18,305)	(59,204)
Less: Depreciation and amortization expense	(4,979)	(12,522)	(2,494)	(11,874)	—	(217)	(32,086)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(742)	(3,324)	—	—	—	(4,066)
Less: Acquisition and transaction expenses	(2,783)	(69)	(1,980)	(1,397)	—	(2,475)	(8,704)
Less: Equity-based compensation expense	(358)	(327)	(150)	—	—	(75)	(910)
Less: (Provision for) benefit from income taxes	(768)	(336)	(25)	—	—	177	(952)
Less: Other non-recurring items	(298)	—	—	—	—	—	(298)
Net income (loss) attributable to stockholders	$7,320	$(11,966)	$(9,610)	$(15,087)	$(1,071)	$(49,402)	$(79,816)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2025

	Six Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$84,771	$41,077	$6,803	$59,090	$—	$26,706	$218,447

Expenses
Operating expenses	45,069	35,112	12,115	22,337	2	26,845	141,480
General and administrative	—	—	—	—	—	8,975	8,975
Acquisition and transaction expenses	2,876	68	2,296	2,466	—	4,513	12,219
Management fees and incentive allocation to affiliate	—	—	—	—	—	6,222	6,222
Depreciation and amortization	10,065	22,530	4,990	21,108	—	317	59,010
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	62,411	57,710	19,401	45,911	2	46,872	232,307

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(7,319)	50	3,319
(Loss) gain on sale of assets, net	(124)	—	—	119,952	—	—	119,828
Loss on modification or extinguishment of debt	—	(749)	(3,324)	—	—	—	(4,073)
Interest expense	(251)	(32,624)	(1,518)	(33,804)	—	(34,119)	(102,316)
Other income (expense)	787	2,008	103	2,585	1,265	(3)	6,745
Total other income (expense)	412	(31,365)	(4,739)	99,321	(6,054)	(34,072)	23,503
Income (loss) before income taxes	22,772	(47,998)	(17,337)	112,500	(6,056)	(54,238)	9,643
Provision for (benefit from) income taxes	1,580	759	37	(42,457)	—	(481)	(40,562)
Net income (loss)	21,192	(48,757)	(17,374)	154,957	(6,056)	(53,757)	50,205
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	133	(21,663)	(971)	—	—	—	(22,501)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	42,798	42,798
Net income (loss) attributable to stockholders	$21,059	$(27,094)	$(16,403)	$154,957	$(6,056)	$(96,555)	$29,908

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Six Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$40,595	$19,032	$(3,534)	$161,061	$(802)	$(15,217)	$201,135
Add: Non-controlling share of Adjusted EBITDA	122	13,904	783	—	—	—	14,809
Add: Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(7,319)	50	3,319
Less: Interest and other costs on pension and OPEB liabilities	529	—	—	—	—	—	529
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(42,798)	(42,798)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(6,503)	2,065	38	(4,400)
Less: Interest expense	(251)	(32,624)	(1,518)	(33,804)	—	(34,119)	(102,316)
Less: Depreciation and amortization expense	(10,065)	(24,995)	(4,990)	(16,376)	—	(317)	(56,743)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(749)	(3,324)	—	—	—	(4,073)
Less: Acquisition and transaction expenses	(2,876)	(68)	(2,296)	(2,466)	—	(4,513)	(12,219)
Less: Equity-based compensation expense	(716)	(835)	(452)	—	—	(160)	(2,163)
Less: (Provision for) benefit from income taxes	(1,580)	(759)	(37)	42,457	—	481	40,562
Less: Other non-recurring items	(298)	—	(1,035)	—	—	—	(1,333)
Net income (loss) attributable to stockholders	$21,059	$(27,094)	$(16,403)	$154,957	$(6,056)	$(96,555)	$29,908

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Three Months Ended June 30, 2024

	Three Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$45,638	$21,174	$3,862	$—	$—	$14,213	$84,887

Expenses
Operating expenses	23,701	17,975	5,598	330	7	13,614	61,225
General and administrative	—	—	—	—	—	2,840	2,840
Acquisition and transaction expenses	153	8	—	398	—	362	921
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,776	2,776
Depreciation and amortization	4,860	12,300	2,480	—	—	523	20,163
Total expenses	28,714	30,283	8,078	728	7	20,115	87,925

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,336)	(5,464)	12	(12,788)
Loss on sale of assets, net	(150)	—	—	—	—	—	(150)
Loss on extinguishment of debt	—	(9,170)	—	—	—	—	(9,170)
Interest expense	(98)	(11,190)	(242)	—	—	(18,160)	(29,690)
Other income	251	3,531	—	2,891	290	—	6,963
Total other income (expense)	3	(16,829)	(242)	(4,445)	(5,174)	(18,148)	(44,835)
Income (loss) before income taxes	16,927	(25,938)	(4,458)	(5,173)	(5,181)	(24,050)	(47,873)
Provision for (benefit from) income taxes	1,092	(612)	(25)	—	—	(188)	267
Net income (loss)	15,835	(25,326)	(4,433)	(5,173)	(5,181)	(23,862)	(48,140)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	47	(11,174)	(273)	—	—	—	(11,400)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	17,610	17,610
Net income (loss) attributable to stockholders	$15,788	$(14,152)	$(4,160)	$(5,173)	$(5,181)	$(41,472)	$(54,350)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Three Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$22,121	$12,328	$(1,502)	$8,846	$(2,784)	$(4,753)	$34,256
Add: Non-controlling share of Adjusted EBITDA	22	8,110	173	—	—	—	8,305
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(7,336)	(5,464)	12	(12,788)
Less: Interest and other costs on pension and OPEB liabilities	138	—	—	—	—	—	138
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(17,610)	(17,610)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(6,285)	3,067	10	(3,208)
Less: Interest expense	(98)	(11,190)	(242)	—	—	(18,160)	(29,690)
Less: Depreciation and amortization expense	(4,860)	(13,733)	(2,480)	—	—	(523)	(21,596)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(9,170)	—	—	—	—	(9,170)
Less: Acquisition and transaction expenses	(153)	(8)	—	(398)	—	(362)	(921)
Less: Equity-based compensation expense	(290)	(1,101)	(134)	—	—	(274)	(1,799)
Less: (Provision for) benefit from income taxes	(1,092)	612	25	—	—	188	(267)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$15,788	$(14,152)	$(4,160)	$(5,173)	$(5,181)	$(41,472)	$(54,350)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. Six Months Ended June 30, 2024

	Six Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$91,950	$39,790	$7,941	$—	$—	$27,741	$167,422

Expenses
Operating expenses	48,543	37,107	11,769	1,022	7	27,352	125,800
General and administrative	—	—	—	—	—	7,701	7,701
Acquisition and transaction expenses	337	10	—	398	—	1,102	1,847
Management fees and incentive allocation to affiliate	—	—	—	—	—	5,777	5,777
Depreciation and amortization	9,872	24,630	4,924	—	—	1,258	40,684
Total expenses	58,752	61,747	16,693	1,420	7	43,190	181,809

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	(14,373)	(10,338)	21	(24,690)
(Loss) gain on sale of assets, net	(163)	—	—	—	—	—	(163)
Loss on extinguishment of debt	—	(9,170)	—	—	—	—	(9,170)
Interest expense	(167)	(20,487)	(388)	—	—	(36,241)	(57,283)
Other (expense) income	(352)	3,537	—	5,193	950	—	9,328
Total other (expense) income	(682)	(26,120)	(388)	(9,180)	(9,388)	(36,220)	(81,978)
Income (loss) before income taxes	32,516	(48,077)	(9,140)	(10,600)	(9,395)	(51,669)	(96,365)
Provision for income taxes	2,184	(1,166)	(161)	—	—	1,215	2,072
Net income (loss)	30,332	(46,911)	(8,979)	(10,600)	(9,395)	(52,884)	(98,437)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	108	(21,639)	(559)	—	—	—	(22,090)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	34,585	34,585
Net income (loss) attributable to stockholders	$30,224	$(25,272)	$(8,420)	$(10,600)	$(9,395)	$(87,469)	$(110,932)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Six Months Ended June 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$43,779	$19,129	$(3,185)	$19,238	$(4,643)	$(12,831)	$61,487
Add: Non-controlling share of Adjusted EBITDA	47	13,599	341	—	—	—	13,987
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(14,373)	(10,338)	21	(24,690)
Less: Interest and other costs on pension and OPEB liabilities	(462)	—	—	—	—	—	(462)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(34,585)	(34,585)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(15,067)	5,586	16	(9,465)
Less: Interest expense	(167)	(20,487)	(388)	—	—	(36,241)	(57,283)
Less: Depreciation and amortization expense	(9,872)	(26,639)	(4,924)	—	—	(1,258)	(42,693)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(9,170)	—	—	—	—	(9,170)
Less: Acquisition and transaction expenses	(337)	(10)	—	(398)	—	(1,102)	(1,847)
Less: Equity-based compensation expense	(580)	(2,860)	(425)	—	—	(274)	(4,139)
Less: (Provision for) benefit from income taxes	(2,184)	1,166	161	—	—	(1,215)	(2,072)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$30,224	$(25,272)	$(8,420)	$(10,600)	$(9,395)	$(87,469)	$(110,932)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$46,456	$138,297	$230,931	$101,176	$548	$21,637	$539,045
Non-current assets	643,613	1,121,881	368,582	1,685,142	30,389	18,308	3,867,915
Total assets	690,069	1,260,178	599,513	1,786,318	30,937	39,945	4,406,960

Total debt, net	—	956,740	379,386	1,173,626	—	574,611	3,084,363

Current liabilities	49,699	127,914	18,314	138,569	19	28,249	362,764
Non-current liabilities	34,986	988,681	383,042	1,286,465	—	575,102	3,268,276
Total liabilities	84,685	1,116,595	401,356	1,425,034	19	603,351	3,631,040

Redeemable preferred stock	—	—	—	—	—	550,294	550,294

Non-controlling interests in equity of consolidated subsidiaries	5,026	(152,654)	(2,215)	—	—	—	(149,843)
Total equity	605,384	143,583	198,157	361,284	30,918	(1,113,700)	225,626
Total liabilities, redeemable preferred stock and equity	$690,069	$1,260,178	$599,513	$1,786,318	$30,937	$39,945	$4,406,960

	December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,667	$154,752	$6,756	$6	$48	$9,622	$219,851
Non-current assets	662,241	1,118,886	334,882	116	24,307	14,105	2,154,537
Total assets	710,908	1,273,638	341,638	122	24,355	23,727	2,374,388

Total debt, net	—	974,351	44,250	—	—	569,234	1,587,835

Current liabilities	48,866	131,503	41,136	3,732	20	25,537	250,794
Non-current liabilities	34,348	996,984	47,374	18,240	—	570,292	1,667,238
Total liabilities	83,214	1,128,487	88,510	21,972	20	595,829	1,918,032

Redeemable preferred stock	—	—	—	—	—	381,218	381,218

Non-controlling interests in equity of consolidated subsidiaries	4,722	(130,989)	(1,246)	—	—	—	(127,513)
Total equity	627,694	145,151	253,128	(21,850)	24,335	(953,320)	75,138
Total liabilities, redeemable preferred stock and equity	$710,908	$1,273,638	$341,638	$122	$24,355	$23,727	$2,374,388

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
As of June 30, 2025, the Company has $135.5 million of PIK dividends increasing our Series A Preferred Stock balance. The Company had dividends paid in cash of $— million and $25.5 million for the three and six months ended June 30, 2025. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $19.2 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively, and $36.8 million and $31.2 million for the six months ended June 30, 2025 and 2024, respectively.
The Company has presented the Series A Preferred Stock in temporary equity and is accreting the discount and debt issuance costs using the interest method to the earliest redemption date of August 1, 2030. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $1.7 million for both the three months ended June 30, 2025 and 2024, and $3.5 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
If the Series A Preferred Stock were redeemed as of June 30, 2025, it would be redeemable for $435.5 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Series B Preferred Stock - Redeemable Convertible Preferred Stock
On February 26, 2025 (the “Issue Date”), the Company issued 160,000 shares of Series B Redeemable Convertible Preferred Stock (the “Series B” or “Series B Preferred Stock”) at a face value of $1,000 per share and $0.01 par value. The shares were issued at par for net consideration of $160.0 million. In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to the Series A preferred stockholders (see Note 18) and options to the Manager (see Note 15). The Company concluded the fair value of the Series B Preferred Stock was equal to its face value of $160.0 million, and each of the warrants and options had aggregate fair values of $1.0 million and $7.4 million, respectively. In addition to the warrants and options, the Company also paid a consent fee to Series A holders of $1.7 million. As the warrants and consent fee modified the Series A Preferred Stock agreement we treated these as deemed dividends on the Series A.
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
As of June 30, 2025, the Company has $5.5 million of dividends increasing the Liquidation Preference on the Series B Preferred Stock. Dividends are not recorded as redemption is not currently expected.
The Company has presented the Series B Preferred Stock in temporary equity as its redemption is not solely within the Company’s control. However, the Series B Preferred Stock is not currently probable of becoming redeemable; as a result, the issuance costs and PIK dividends are not being accreted in the balance of Series B Preferred Stock on the Consolidated Balance Sheets.
Redemption
The Company shall be obligated to repurchase all shares of Series B Preferred Stock upon the consummation of a change of control, at a price per share equal to 102% of the sum of the then-current liquidation preference plus any accrued and unpaid dividends since the end of the most recent dividend period (such sum, the “liquidation value”). Additionally, the Company shall have the right to redeem the Series B Preferred Stock, at any time and from time to time, at a price per share equal to (i) if within the first two years after the Issue Date, (a) an amount in cash that, taken together with any cash dividends paid to the redemption date, would equal 120% of the initial liquidation preference plus (b) 43.75 warrants (each, an “Optional Redemption Warrant”) and (ii) thereafter, 102% of the then-applicable liquidation value. Each Optional Redemption Warrant shall be exercisable for one share of common stock at an exercise price of $8.18. If the Company issues Optional Redemption Warrants pursuant to an optional redemption, it will enter into a warrant agreement governing the terms of such Optional Redemption Warrant. In each case, the repurchase or redemption of Series B Preferred Stock shall be subject to the condition that no shares of Series A Preferred Stock remain outstanding as of such time.
If the Series B Preferred Stock were redeemed at the option of the Company as of June 30, 2025, it would be redeemable for cash of $192.0 million and 7.0 million Optional Redemption Warrants.
If the Series B Preferred Stock were redeemed due to a change in control as of June 30, 2025, it would be redeemable for $168.9 million.
Conversion Rights and Limitations
Each share of Series B Preferred Stock is convertible by its holder at any time after the Issue Date into, subject to certain limitations described below, a number of shares of common stock equal to (i) the then-applicable liquidation value divided by (ii) the conversion price, initially set at $8.18 per share of common stock and subject to certain customary anti-dilution adjustments. Should the cumulative number of shares of common stock delivered upon conversion of the Series B Preferred Stock and

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
exercise of Optional Redemption Warrants since the Issue Date exceed 22,237,370 shares, or approximately 19.5% of the 113,936,865 shares of common stock outstanding as of February 10, 2025, (the “Share Cap”), all further conversion and exercise consideration will be payable in cash in lieu of shares, calculated based on the volume-weighted average price per share of common stock on the trading day immediately preceding the conversion or exercise date, unless the Company obtains shareholder approval to issue such consideration in shares of common stock. Furthermore, no holder of Series B Preferred Stock or Optional Redemption Warrants may convert any share of Series B Preferred Stock or exercise any Optional Redemption Warrant into shares of common stock if and to the extent that such conversion or exercise would result in such holder beneficially owning in excess of 19.99% of the total number of shares of common stock issued and outstanding immediately following such conversion, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “ Exchange Act”).
If the Series B Preferred Stock were converted at the option of the holder as of June 30, 2025, they would be converted to 20,238,260 shares of common stock. The Company would have no obligation under the Share Cap to pay cash on an optional conversion at June 30, 2025.
18. EARNINGS PER SHARE AND EQUITY
Basic (loss) earnings per share of common stock is calculated by dividing net (loss) income attributable to stockholders by the weighted average number of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to stockholders by the weighted average number of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted (loss) earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net (loss) income	$(69,959)	$(48,140)	$50,205	$(98,437)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,100)	(11,400)	(22,501)	(22,090)
Less: Dividends and accretion of redeemable preferred stock	20,957	17,610	42,798	34,585
Net (loss) income attributable to stockholders	(79,816)	(54,350)	$29,908	$(110,932)
Less: Convertible preferred stock dividend	4,082	—	5,549	—
Net (loss) income attributable to common stockholders	$(83,898)	$(54,350)	$24,359	$(110,932)
Weighted Average Common Stock Outstanding - Basic (1)	114,880,817	105,039,831	114,491,338	104,612,209
Weighted Average Common Stock Outstanding - Diluted (1)	114,880,817	105,039,831	115,260,452	104,612,209

(Loss) earnings per share:
Basic	$(0.73)	$(0.52)	$0.21	$(1.06)
Diluted (2)	$(0.73)	$(0.52)	$0.21	$(1.06)
________________________________________________________
(1) Three and six months ended June 30, 2024 included penny warrants that were converted into common stock during the year ended December 31, 2024.
(2) Diluted earnings per share for the three and six months ended June 30, 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock. Diluted earnings per share for the three and six months ended June 30, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended June 30, 2025 and 2024, 20,443,245 and 10,857,288 shares of common stock, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive. For the six months ended June 30, 2025 and 2024, 13,590,885 and 9,500,429 shares of common stock, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive.
For the three months ended June 30, 2025 and 2024, 3,892,566 and 3,342,566 of warrants, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive. For the six months ended June 30, 2025 and 2024, 3,721,455 and 3,342,566 of warrants, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,342,566	$9.85
Issued	550,000	10.00
Expired	—	—
Exercised	—	—
Outstanding as of June 30, 2025 (1)	3,892,566	$9.76
Warrants exercisable as of June 30, 2025 (1)	3,892,566	$9.76
________________________________________________________
(1) Weighted average exercise price as of June 30, 2025 includes adjustments for quarterly dividend payments.
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
The weighted average remaining contractual term of the outstanding warrants as of June 30, 2025 is 5.1 years. The aggregate intrinsic value of the warrants as of June 30, 2025 is $— million.
19. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
We also have entered into an arrangement with our non-controlling interest holder of Repauno, as part of the initial acquisition, whereby the non-controlling interest holder may receive additional payments contingent upon the achievement of certain conditions, not to exceed $15.0 million. We will account for such amounts when and if such conditions are achieved. The contingency related to $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2021, and the contingency related to an additional $5.0 million of the total $15.0 million was resolved and paid during the year ended December 31, 2022.
20. SUBSEQUENT EVENTS
The Wheeling Acquisition
On August 6, 2025, Percy Acquisition LLC (“Buyer”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with WLE Management Partners, L.P. (“Seller”), pursuant to which, among other things, the Buyer will purchase all of the issued and outstanding capital stock of The Wheeling Corporation (“Wheeling”) from the Seller, for a base purchase price of $1.05 billion, subject to certain customary adjustments set forth in the Stock Purchase Agreement (the “Wheeling Acquisition”) and certain regulatory approval.
In connection with the Stock Purchase Agreement, the Company entered into (1) a debt commitment letter, dated as of August 6, 2025 (the “Debt Commitment Letter”), with Barclays Bank PLC, Deutsche Bank Securities Inc. and Deutsche Bank AG Cayman Islands Branch, which provides for a commitment by certain bridge lenders, subject to conditions customary for transactions of this type, to provide up to $1.25 billion of loans under a 364-day bridge term loan facility to fund a portion of the Wheeling Acquisition and the refinancing of the Company’s existing 10.50% Senior Notes due 2027 and Series A Preferred Stock, (2) an equity commitment letter with Ares Management LLC, acting on behalf of one or more affiliated or managed funds, investment vehicles or accounts ("Ares"), dated as of August 6, 2025 (the “Preferred Equity Commitment Letter”), subject to conditions customary for transactions of this type, pursuant to which Ares committed to purchase $1.0 billion of preferred stock to be issued by a newly formed holding company that will own Wheeling and the Company’s existing freight railroad holding company, Transtar, to fund a portion of the Wheeling Acquisition and (3) an equity commitment letter, dated as of August 6, 2025 (the “Equity Commitment Letter”), pursuant to which the Company has committed to provide, or cause to be provided, to Buyer an aggregate amount of cash for Buyer to fund all payments required in connection with the closing of the Wheeling Acquisition pursuant to the Stock Purchase Agreement.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 6, 2025 for additional detail.
Dividends
On August 7, 2025, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended June 30, 2025, payable on September 8, 2025 to the holders of record on August 25, 2025.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of June 30, 2025, we had total consolidated assets of $4.4 billion and redeemable preferred stock and equity of $0.8 billion.
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
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an investment in an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. As of the second quarter of 2025, we have moved KRS, a railcar cleaning operation, from the Railroad segment to the Corporate and Other segment. As the chief operating decision maker (“CODM”) focuses on Transtar, a pure railroad business, within the Railroad segment results, we believe the change in segment for KRS better aligns with how the CODM reviews overall segment results. Due to the immateriality of the results of KRS, we will apply this change prospectively.
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

Results of Operations
Adjusted EBITDA (Non-GAAP)
The CODM utilizes Adjusted EBITDA as the key performance measure. Adjusted EBITDA is not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This performance measure provides the CODM with the information necessary to assess operational performance, as well as make resource and allocation decisions. We believe Adjusted EBITDA is a useful metric for investors and analysts for similar purposes of assessing our operational performance.
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

Comparison of the three and six months ended June 30, 2025 and 2024
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$1,246	$1,184	$62	$2,583	$2,392	$191
Rail revenues	42,292	45,256	(2,964)	84,466	91,157	(6,691)
Terminal services revenues	24,284	24,234	50	46,989	46,132	857
Roadside services revenues	13,217	14,213	(996)	26,193	27,741	(1,548)
Power revenues	38,010	—	38,010	53,790	—	53,790
Gas revenues	2,958	—	2,958	4,146	—	4,146
Other revenue	279	—	279	280	—	280
Total revenues	122,286	84,887	37,399	218,447	167,422	51,025

Expenses
Operating expenses	74,435	61,225	13,210	141,480	125,800	15,680
General and administrative	3,862	2,840	1,022	8,975	7,701	1,274
Acquisition and transaction expenses	8,704	921	7,783	12,219	1,847	10,372
Management fees and incentive allocation to affiliate	3,680	2,776	904	6,222	5,777	445
Depreciation and amortization	33,998	20,163	13,835	59,010	40,684	18,326
Asset impairment	4,401	—	4,401	4,401	—	4,401
Total expenses	129,080	87,925	41,155	232,307	181,809	50,498

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(1,995)	(12,788)	10,793	3,319	(24,690)	28,009
(Loss) gain on sale of assets, net	—	(150)	150	119,828	(163)	119,991
Loss on modification or extinguishment of debt	(4,066)	(9,170)	5,104	(4,073)	(9,170)	5,097
Interest expense	(59,204)	(29,690)	(29,514)	(102,316)	(57,283)	(45,033)
Other income	3,052	6,963	(3,911)	6,745	9,328	(2,583)
Total other (expense) income	(62,213)	(44,835)	(17,378)	23,503	(81,978)	105,481
Income (loss) from before income taxes	(69,007)	(47,873)	(21,134)	9,643	(96,365)	106,008
Provision for (benefit from) income taxes	952	267	685	(40,562)	2,072	(42,634)
Net (loss) income	(69,959)	(48,140)	(21,819)	50,205	(98,437)	148,642
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,100)	(11,400)	300	(22,501)	(22,090)	(411)
Less: Dividends and accretion of redeemable preferred stock	20,957	17,610	3,347	42,798	34,585	8,213
Net (loss) income attributable to stockholders	$(79,816)	$(54,350)	$(25,466)	$29,908	$(110,932)	$140,840

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net (loss) income attributable to stockholders	$(79,816)	$(54,350)	$(25,466)	$29,908	$(110,932)	$140,840
Add: Provision for (benefit from) income taxes	952	267	685	(40,562)	2,072	(42,634)
Add: Equity-based compensation expense	910	1,799	(889)	2,163	4,139	(1,976)
Add: Acquisition and transaction expenses	8,704	921	7,783	12,219	1,847	10,372
Add: Losses on the modification or extinguishment of debt and capital lease obligations	4,066	9,170	(5,104)	4,073	9,170	(5,097)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	4,401	—	4,401	4,401	—	4,401
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	32,086	21,596	10,490	56,743	42,693	14,050
Add: Interest expense	59,204	29,690	29,514	102,316	57,283	45,033
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(100)	3,208	(3,308)	4,400	9,465	(5,065)
Add: Dividends and accretion of redeemable preferred stock	20,957	17,610	3,347	42,798	34,585	8,213
Add: Interest and other costs on pension and OPEB liabilities	(264)	(138)	(126)	(529)	462	(991)
Add: Other non-recurring items (3)	298	—	298	1,333	—	1,333
Less: Equity in losses (earnings) of unconsolidated entities	1,995	12,788	(10,793)	(3,319)	24,690	(28,009)
Less: Non-controlling share of Adjusted EBITDA (4)	(7,477)	(8,305)	828	(14,809)	(13,987)	(822)
Adjusted EBITDA (Non-GAAP)	$45,916	$34,256	$11,660	$201,135	$61,487	$139,648
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $33,998 and $20,163, (ii) capitalized contract costs amortization of $1,232 and $1,433 and (iii) amortization of other comprehensive income of $(3,144) and $—, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $59,010 and $40,684, (ii) capitalized contract costs amortization of $2,465 and $2,009 and (iii) amortization of other comprehensive income of $(4,732) and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $(100) and $(12,838), (ii) interest expense of $— and $11,182, (iii) depreciation and amortization expense of $— and $8,050, (iv) acquisition and transaction expenses of $— and $31, (v) changes in fair value of non-hedge derivative instruments of $— and $(3,875), (vi) equity-based compensation expense of $— and $1, (vii) asset impairment charges of $— and $163, (viii) equity method basis adjustments of $— and $16 and (ix) other non-recurring items of $— and $478, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net income (loss) of $6,478 and $(24,780), (ii) interest expense of $7,648 and $22,075, (iii) depreciation and amortization expense of $2,884 and $13,180, (iv) acquisition and transaction expenses of $201 and $50, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $(1,822), (vi) equity-based compensation expense of $— and $2, (vii) asset impairment charges of $— and $250, (viii) equity method basis adjustments of $10 and $32 and (ix) other non-recurring items of $1 and $478, respectively.
(3) Includes the following items for the three months ended June 30, 2025: Railroad severance expense of $298. Includes the following items for the six months ended June 30, 2025: (i) incidental utility rebillings of $650, (ii) loss on inventory heel of $385 and (iii) Railroad severance expense of $298.
(4) Includes the following items for the three months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $86 and $268, (ii) provision for (benefit from) income taxes of $84 and $(142), (iii) interest expense of $3,706 and $2,639, (iv) depreciation and amortization expense of $3,071 and $3,387, (v) acquisition and transaction expenses of $165 and $3, (vi) interest and other costs on pension and OPEB liabilities of $(1) and $—, (vii) asset impairment charges of $8 and $—, (viii) losses on the modification or extinguishment of debt of $356 and $2,150 and (ix) other non-recurring items of $2 and $—, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $224 and $699, (ii) provision for (benefit from) income taxes of $188 and $(276), (iii) interest expense of $7,646 and $4,828, (iv) depreciation and amortization expense of $6,140 and $6,581, (v) acquisition and transaction expenses of $166 and $3, (vi) interest and other costs on pension and OPEB liabilities of $(3) and $2, (vii) asset impairment charges of $27 and $—, (viii) losses on the modification or extinguishment of debt of $358 and $2,150 and (ix) other non-recurring items of $63 and $—, respectively.
Revenue
Comparison of the three months ended June 30, 2025 and 2024
Total revenues increased $37.4 million due to higher revenues of $41.8 million in the Power and Gas segment and $0.5 million in the Jefferson Terminal segment, offset by lower revenues of $3.5 million in the Railroad segment, $0.9 million in the Repauno segment and $0.5 million in the Corporate and Other segment.

Roadside services revenue decreased $1.0 million due to the decline of roadside services for FYX.
Rail revenues decreased $3.0 million primarily due to a decrease in both carloads and rates per car in the Railroad segment.
Power revenues increased $38.0 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $3.0 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Comparison of the six months ended June 30, 2025 and 2024
Total revenues increased $51.0 million due to higher revenues of $59.1 million in the Power and Gas segment and $1.3 million in the Jefferson Terminal segment, offset by lower revenues of $7.2 million in the Railroad segment, $1.1 million in the Repauno segment and $1.0 million in the Corporate and Other segment.
Roadside services revenue decreased $1.5 million due to the decline of roadside services for FYX.
Terminal services revenues increased $0.9 million primarily due to an increase in average refined product throughput volumes in the Jefferson Terminal segment.
Rail revenues decreased $6.7 million primarily due to a decrease in both carloads and rates per car in the Railroad segment.
Power revenues increased $53.8 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $4.1 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Expenses
Comparison of the three months ended June 30, 2025 and 2024
Total expenses increased $41.2 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.
Operating expenses increased $13.2 million which primarily reflects:
•an increase of $15.7 million primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas Segment; partially offset by
•a decrease of $1.0 million primarily due to lower costs associated with stock-based compensation and insurance in the Jefferson Terminal segment; and
•a decrease of $1.6 million in the Railroad segment mainly due to decreased carloads.
Acquisition and transaction expenses increased $7.8 million primarily due to (i) legal and consulting fees in the Power and Gas segment related to the acquisition of Long Ridge Energy & Power LLC in February 2025, (ii) legal fees in the Railroad segment related to a potential acquisition and (iii) higher professional fees for a potential acquisition at Corporate and Other.
Depreciation and amortization increased $13.8 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025, partially offset by a decrease at the Jefferson Terminal segment due to certain assets becoming fully depreciated.
Asset impairment increased $4.4 million due to an adjustment to railcars recorded in the Railroad segment.
Comparison of the six months ended June 30, 2025 and 2024
Total expenses increased $50.5 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.
Operating expenses increased $15.7 million which primarily reflects:
•an increase of $21.3 million primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas Segment; partially offset by
•a decrease of $2.0 million primarily due to lower costs associated with stock-based compensation and insurance in the Jefferson Terminal segment; and
•a decrease of $3.5 million in the Railroad segment mainly due to decreased carloads.

Acquisition and transaction expenses increased $10.4 million primarily due to (i) legal and consulting fees in the Power and Gas segment related to the acquisition of Long Ridge Energy & Power LLC in February 2025, (ii) legal fees in the Railroad segment related to a potential acquisition and (iii) higher professional fees for a potential acquisition at Corporate and Other.
Depreciation and amortization increased $18.3 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025, partially offset by a decrease at the Jefferson Terminal segment due to certain assets becoming fully depreciated.
Asset impairment increased $4.4 million due to an adjustment to railcars recorded in the Railroad segment.
Other (expense) income
Total other expense increased $17.4 million during the three months ended June 30, 2025 primarily due to:
•a decrease of $10.8 million in equity in losses of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition; and
•a decrease in loss on modification or extinguishment of debt of $5.1 million primarily due to the prior year loss on extinguishment of debt related to the Series 2024 Bond issuance in the Jefferson Terminal segment, partially offset by a loss on extinguishment of debt due to the payoff of the DRP Revolver and March 2025 Credit Agreement in the Repauno segment; partially offset by
•a decrease of $3.9 million in other income due to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025 at the Power and Gas segment, and a decrease from a prior year gain from the grant of a pipeline easement at the Jefferson Terminal segment; and
•an increase in interest expense of $29.5 million primarily due to an increase in the average outstanding debt of approximately $1.5 billion which consists of (i) $6.3 million for the Senior Notes due 2027, (ii) $245.5 million for the DRP Credit Agreement and Series 2025 Bonds, (iii) $104.7 million for the Series 2024 Bonds and (iv) $1.2 billion for Long Ridge Energy & Power LLC debt.
Total other income increased $105.5 million during the six months ended June 30, 2025 primarily due to:
•an increase of $28.0 million in equity in earnings of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year, while there were only two months of equity pickup of net income recognized in the current year since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition;
•an increase in gain on sale of assets of $120.0 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025; and
•a decrease in loss on modification or extinguishment of debt of $5.1 million primarily due to the prior year loss on extinguishment of debt related to the Series 2024 Bond issuance in the Jefferson Terminal segment, partially offset by a loss on extinguishment of debt due to the payoff of the DRP Revolver and March 2025 Credit Agreement in the Repauno segment; partially offset by
•a decrease of $2.6 million in other income due to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025 at the Power and Gas segment, and a decrease from a prior year gain from the grant of a pipeline easement at the Jefferson Terminal segment, partially offset by an increase in other income at the Railroad segment related to pension and OPEB benefits due to favorable adjustments; and
•an increase in interest expense of $45.0 million primarily due to an increase in the average outstanding debt of approximately $1.3 billion which consists of (i) $6.2 million for the Senior Notes due 2027, (ii) $127.7 million for the DRP Credit Agreement and Series 2025 Bonds, (iii) $169.7 million for the Series 2024 Bonds and (iv) $958.7 million for Long Ridge Energy & Power LLC debt.
(Benefit from) provision for income taxes
Benefit from income taxes increased $42.6 million during the six months ended June 30, 2025 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Net income (loss)
Net loss increased $21.8 million and net income increased $148.6 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $11.7 million and $139.6 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$361	$382	$(21)	$818	$793	$25
Rail revenues	41,779	45,256	(3,477)	83,953	91,157	(7,204)
Total revenues	42,140	45,638	(3,498)	84,771	91,950	(7,179)

Expenses
Operating expenses	22,130	23,701	(1,571)	45,069	48,543	(3,474)
Acquisition and transaction expenses	2,783	153	2,630	2,876	337	2,539
Depreciation and amortization	4,979	4,860	119	10,065	9,872	193
Asset impairment	4,401	—	4,401	4,401	—	4,401
Total expenses	34,293	28,714	5,579	62,411	58,752	3,659

Other (expense) income
Loss on sale of assets, net	—	(150)	150	(124)	(163)	39
Interest expense	(112)	(98)	(14)	(251)	(167)	(84)
Other income (expense)	399	251	148	787	(352)	1,139
Total other income (expense)	287	3	284	412	(682)	1,094
Income before income taxes	8,134	16,927	(8,793)	22,772	32,516	(9,744)
Provision for income taxes	768	1,092	(324)	1,580	2,184	(604)
Net income	7,366	15,835	(8,469)	21,192	30,332	(9,140)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	46	47	(1)	133	108	25
Net income attributable to stockholders	$7,320	$15,788	$(8,468)	$21,059	$30,224	$(9,165)

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to stockholders	$7,320	$15,788	$(8,468)	$21,059	$30,224	$(9,165)
Add: Provision for income taxes	768	1,092	(324)	1,580	2,184	(604)
Add: Equity-based compensation expense	358	290	68	716	580	136
Add: Acquisition and transaction expenses	2,783	153	2,630	2,876	337	2,539
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	4,401	—	4,401	4,401	—	4,401
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	4,979	4,860	119	10,065	9,872	193
Add: Interest expense	112	98	14	251	167	84
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	(264)	(138)	(126)	(529)	462	(991)
Add: Other non-recurring items (1)	298	—	298	298	—	298
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(84)	(22)	(62)	(122)	(47)	(75)
Adjusted EBITDA (Non-GAAP)	$20,671	$22,121	$(1,450)	$40,595	$43,779	$(3,184)
________________________________________________________
(1) Includes the following items for the three and six months ended June 30, 2025: Railroad severance expense of $298.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $2 and $1, (ii) provision for income taxes of $5 and $3, (iii) interest expense of $1 and $1, (iv) depreciation and amortization expense of $31 and $16, (v) acquisition and transaction expenses of $17 and $1, (vi) interest and other costs on pension and OPEB liabilities of $(1) and $—, (vii) asset impairment charges of $27 and $— and (viii) other non-recurring items of $2 and $—, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $4 and $2, (ii) provision for income taxes of $10 and $7, (iii) interest expense of $2 and $1, (iv) depreciation and amortization expense of $62 and $34, (v) acquisition and transaction expenses of $18 and $1, (vi) interest and other costs on pension and OPEB liabilities of $(3) and $2, (vii) asset impairment charges of $27 and $— and (viii) other non-recurring items of $2 and $—, respectively.
Revenues
Total revenues decreased $3.5 million and $7.2 million during the three and six months ended June 30, 2025, respectively, primarily due to both a decrease in carloads and rates per car.
Expenses
Total expenses increased $5.6 million and $3.7 million during the three and six months ended June 30, 2025, respectively, which primarily reflects (i) an increase in asset impairment of $4.4 million and $4.4 million, respectively, related to a railcar adjustment and (ii) an increase in acquisition and transaction costs of $2.6 million and $2.5 million, respectively, related to a potential acquisition, partially offset by a decrease in operating expenses of $1.6 million and $3.5 million, respectively, mainly due to decreased carloads.
Other (expense) income
Total other income increased $0.3 million and $1.1 million during the three and six months ended June 30, 2025, respectively, which primarily reflects an increase in other income related to pension and OPEB benefits due to favorable adjustments.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.5 million and $3.2 million during the three and six months ended June 30, 2025, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$885	$802	$83	$1,765	$1,599	$166
Terminal services revenues	20,743	20,372	371	39,312	38,191	1,121
Total revenues	21,628	21,174	454	41,077	39,790	1,287

Expenses
Operating expenses	17,018	17,975	(957)	35,112	37,107	(1,995)
Acquisition and transaction expenses	69	8	61	68	10	58
Depreciation and amortization	11,290	12,300	(1,010)	22,530	24,630	(2,100)
Total expenses	28,377	30,283	(1,906)	57,710	61,747	(4,037)

Other (expense) income
Loss on modification or extinguishment of debt	(742)	(9,170)	8,428	(749)	(9,170)	8,421
Interest expense	(16,000)	(11,190)	(4,810)	(32,624)	(20,487)	(12,137)
Other income	1,282	3,531	(2,249)	2,008	3,537	(1,529)
Total other expense	(15,460)	(16,829)	1,369	(31,365)	(26,120)	(5,245)
Loss before income taxes	(22,209)	(25,938)	3,729	(47,998)	(48,077)	79
Provision for (benefit from) income taxes	336	(612)	948	759	(1,166)	1,925
Net loss	(22,545)	(25,326)	2,781	(48,757)	(46,911)	(1,846)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(10,579)	(11,174)	595	(21,663)	(21,639)	(24)
Net loss attributable to stockholders	$(11,966)	$(14,152)	$2,186	$(27,094)	$(25,272)	$(1,822)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(11,966)	$(14,152)	$2,186	$(27,094)	$(25,272)	$(1,822)
Add: Provision for (benefit from) income taxes	336	(612)	948	759	(1,166)	1,925
Add: Equity-based compensation expense	327	1,101	(774)	835	2,860	(2,025)
Add: Acquisition and transaction expenses	69	8	61	68	10	58
Add: Losses on the modification or extinguishment of debt and capital lease obligations	742	9,170	(8,428)	749	9,170	(8,421)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	12,522	13,733	(1,211)	24,995	26,639	(1,644)
Add: Interest expense	16,000	11,190	4,810	32,624	20,487	12,137
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(6,948)	(8,110)	1,162	(13,904)	(13,599)	(305)
Adjusted EBITDA (Non-GAAP)	$11,082	$12,328	$(1,246)	$19,032	$19,129	$(97)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $11,290 and $12,300 and (ii) capitalized contract costs amortization of $1,232 and $1,433, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $22,530 and $24,630 and (ii) capitalized contract costs amortization of $2,465 and $2,009, respectively.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $76 and $259, (ii) provision for (benefit from) income taxes of $78 and $(143), (iii) interest expense of $3,707 and $2,623, (iv) depreciation and amortization expense of $2,900 and $3,219, (v) acquisition and transaction expenses of $16 and $2 and (vi) losses on the modification or extinguishment of debt of $171 and $2,150, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $194 and $671, (ii) provision for (benefit from) income taxes of $176 and $(273), (iii) interest expense of $7,556 and $4,803, (iv) depreciation and amortization expense of $5,789 and $6,246, (v) acquisition and transaction expenses of $16 and $2 and (vi) losses on the modification or extinguishment of debt of $173 and $2,150, respectively.
Revenues
Total revenues increased $0.5 million and $1.3 million during the three and six months ended June 30, 2025, respectively, due to an increase in average refined product throughput volumes.
Expenses
Total expenses decreased $1.9 million during the three months ended June 30, 2025 which primarily reflects:
•a decrease in operating expenses of $1.0 million primarily due to lower costs associated with stock-based compensation and insurance; and
•a decrease in depreciation and amortization of $1.0 million due to certain assets becoming fully depreciated.
Total expenses decreased $4.0 million during the six months ended June 30, 2025 which primarily reflects:
•a decrease in operating expenses of $2.0 million primarily due to lower costs associated with stock-based compensation and insurance; and
•a decrease in depreciation and amortization of $2.1 million due to certain assets becoming fully depreciated.
Other (expense) income
Total other expense decreased $1.4 million during the three months ended June 30, 2025, which reflects a decrease in loss on modification or extinguishment of debt of $8.4 million due to the prior year loss on extinguishment of debt related to the Series

2024 Bond issuance, offset by (i) an increase in interest expense of $4.8 million related to additional borrowings issued in June 2024 and (ii) a decrease in other income of $2.2 million from a prior year gain from the grant of a pipeline easement.
Total other expense increased $5.2 million during the six months ended June 30, 2025, which reflects (i) an increase in interest expense of $12.1 million related to additional borrowings issued in June 2024 and (ii) a decrease in other income of $1.5 million primarily from a prior year gain from the grant of a pipeline easement partially offset by interest income on the Series 2024 Bond funds, both offset by a decrease in loss on modification or extinguishment of debt of $8.4 million due to the prior year loss on extinguishment of debt related to the Series 2024 Bond issuance.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.2 million and $0.1 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Terminal services revenues	$2,713	$3,862	$(1,149)	$6,523	$7,941	$(1,418)
Other revenue	279	—	279	280	—	280
Total revenues	2,992	3,862	(870)	6,803	7,941	(1,138)

Expenses
Operating expenses	5,449	5,598	(149)	12,115	11,769	346
Acquisition and transaction expenses	1,980	—	1,980	2,296	—	2,296
Depreciation and amortization	2,494	2,480	14	4,990	4,924	66
Total expenses	9,923	8,078	1,845	19,401	16,693	2,708

Other (expense) income
Loss on modification or extinguishment of debt	(3,324)	—	(3,324)	(3,324)	—	(3,324)
Interest expense	—	(242)	242	(1,518)	(388)	(1,130)
Other income	103	—	103	103	—	103
Total other expense	(3,221)	(242)	(2,979)	(4,739)	(388)	(4,351)
Loss before income taxes	(10,152)	(4,458)	(5,694)	(17,337)	(9,140)	(8,197)
Provision for (benefit from) income taxes	25	(25)	50	37	(161)	198
Net loss	(10,177)	(4,433)	(5,744)	(17,374)	(8,979)	(8,395)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(567)	(273)	(294)	(971)	(559)	(412)
Net loss attributable to stockholders	$(9,610)	$(4,160)	$(5,450)	$(16,403)	$(8,420)	$(7,983)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(9,610)	$(4,160)	$(5,450)	$(16,403)	$(8,420)	$(7,983)
Add: Provision for (benefit from) income taxes	25	(25)	50	37	(161)	198
Add: Equity-based compensation expense	150	134	16	452	425	27
Add: Acquisition and transaction expenses	1,980	—	1,980	2,296	—	2,296
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,324	—	3,324	3,324	—	3,324
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,494	2,480	14	4,990	4,924	66
Add: Interest expense	—	242	(242)	1,518	388	1,130
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (1)	—	—	—	1,035	—	1,035
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(445)	(173)	(272)	(783)	(341)	(442)
Adjusted EBITDA (non-GAAP)	$(2,082)	$(1,502)	$(580)	$(3,534)	$(3,185)	$(349)
________________________________________________________
(1) Includes the following items for the six months ended June 30, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $8 and $8, (ii) provision for (benefit from) income taxes of $1 and $(2), (iii) interest expense of $(2) and $15, (iv) depreciation and amortization expense of $140 and $152, (v) acquisition and transaction expenses of $132 and $—, (vi) losses on the modification or extinguishment of debt of $185 and $— and (vii) asset impairment charges of $(19) and $—, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) equity-based compensation expense of $26 and $26, (ii) provision for (benefit from) income taxes of $2 and $(10), (iii) interest expense of $88 and $24, (iv) depreciation and amortization expense of $289 and $301, (v) acquisition and transaction expenses of $132 and $—, (vi) losses on the modification or extinguishment of debt of $185 and $— and (vii) other non-recurring items of $61 and $—, respectively.
Revenues
Total revenues decreased $0.9 million and $1.1 million during the three and six months ended June 30, 2025, respectively, primarily due to lower volumes stemming from the terminal’s existing butane throughput contract that ended in March 2025, partially offset by the commencement of a new butane through contract in April 2025.
Expenses
Total expenses increased $1.8 million and $2.7 million during the three and six months ended June 30, 2025, which primarily reflects costs associated with labor costs and professional fees related to the continued development of the site and an increase in depreciation expense due to assets being placed into service.
Other (expense) income
Total other expense increased $3.0 million during the three months ended June 30, 2025, which primarily reflects a loss on modification or extinguishment of debt due to the payoff of the DRP Revolver and March 2025 Credit Agreement.
Total other expense increased $4.4 million during the six months ended June 30, 2025, which primarily reflects an increase in interest expense related to the Series 2025 Bond issuance and a loss on modification or extinguishment of debt due to the payoff of the DRP Revolver and March 2025 Credit Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.6 million and $0.3 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Terminal services revenues	$828	$—	$828	$1,154	—	$1,154
Power revenues	38,010	—	38,010	53,790	—	53,790
Gas revenues	2,958	—	2,958	4,146	—	4,146
Total revenues	41,796	—	41,796	59,090	—	59,090

Expenses
Operating expenses	16,026	330	15,696	22,337	1,022	21,315
Acquisition and transaction expenses	1,397	398	999	2,466	398	2,068
Depreciation and amortization	15,018	—	15,018	21,108	—	21,108
Total expenses	32,441	728	31,713	45,911	1,420	44,491

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	(7,336)	7,336	10,588	(14,373)	24,961
Gain on sale of assets, net	—	—	—	119,952	—	119,952
Interest expense	(24,787)	—	(24,787)	(33,804)	—	(33,804)
Other income	345	2,891	(2,546)	2,585	5,193	(2,608)
Total other (expense) income	(24,442)	(4,445)	(19,997)	99,321	(9,180)	108,501
(Loss) income before income taxes	(15,087)	(5,173)	(9,914)	112,500	(10,600)	123,100
Benefit from income taxes	—	—	—	(42,457)	—	(42,457)
Net (loss) income attributable to stockholders	$(15,087)	$(5,173)	$(9,914)	$154,957	$(10,600)	$165,557

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net (loss) income attributable to stockholders	$(15,087)	$(5,173)	$(9,914)	$154,957	$(10,600)	$165,557
Add: Benefit from income taxes	—	—	—	(42,457)	—	(42,457)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	1,397	398	999	2,466	398	2,068
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense(1)	11,874	—	11,874	16,376	—	16,376
Add: Interest expense	24,787	—	24,787	33,804	—	33,804
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(2)	—	6,285	(6,285)	6,503	15,067	(8,564)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	7,336	(7,336)	(10,588)	14,373	(24,961)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$22,971	$8,846	$14,125	$161,061	$19,238	$141,823
________________________________________________________
(1) Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $15,018 and $— and (ii) amortization of other comprehensive income of $(3,144) and $—, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) depreciation and amortization expense of $21,108 and $— and (ii) amortization of other comprehensive income of $(4,732) and $—, respectively.
(2) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $— and $(7,353), (ii) interest expense of $— and $9,465, (iii) depreciation and amortization expense of $— and $7,359, (iv) acquisition and transaction expenses of $— and $31, (v) changes in fair value of non-hedge derivative instruments of $— and $(3,875), (vi) equity-based compensation expense of $— and $1, (vii) asset impairment charges of $— and $163, (viii) equity method basis adjustments of $— and $16 and (ix) other non-recurring items of $— and $478, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net income (loss) of $10,576 and $(14,406), (ii) interest expense of $6,352 and $18,675, (iii) depreciation and amortization expense of $2,185 and $11,808, (iv) acquisition and transaction expenses of $201 and $50, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $(1,822), (vi) equity-based compensation expense of $— and $2, (vii) asset impairment charges of $— and $250, (viii) equity method basis adjustments of $10 and $32 and (ix) other non-recurring items of $1 and $478, respectively.
Revenues
Total revenues increased $41.8 million and $59.1 million during the three and six months ended June 30, 2025, respectively, primarily due to an increase in power plant revenue as well as an increase in gas revenues as a result of the acquisition of 100% of Long Ridge in February 2025.
Expenses
Total expenses increased $31.7 million and $44.5 million during the three and six months ended June 30, 2025, respectively, which reflects:
•an increase in operating expenses of $15.7 million and $21.3 million, respectively, primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025;
•an increase in acquisition and transaction expenses of $1.0 million and $2.1 million, respectively, due to legal fees relating to the acquisition of 100% of Long Ridge in February 2025; and
•an increase in depreciation and amortization expense of $15.0 million and $21.1 million, respectively, related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of 100% of Long Ridge during February 2025.

Other (expense) income
Total other expense increased $20.0 million during the three months ended June 30, 2025 which reflects:
•an increase in interest expense of $24.8 million related to interest expense on the Long Ridge debt that is now consolidated; and
•a decrease in other income of $2.5 million related to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025; offset by
•a decrease in equity in losses of unconsolidated entities of $7.3 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition.
Total other income increased $108.5 million during the six months ended June 30, 2025 which reflects:
•an increase in equity in earnings of unconsolidated entities of $25.0 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year, while there were only two months of equity pickup of net income recognized in the current year since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition; and
•an increase in gain on sale of asset of $120.0 million related to the acquisition of 100% of Long Ridge in February 2025; offset by
•an increase in interest expense of $33.8 million related to interest expense on the Long Ridge debt that is now consolidated; and
•a decrease in other income of $2.6 million related to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025.
Benefit from income taxes
Benefit from income taxes increased $42.5 million during the six months ended June 30, 2025 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $14.1 million and $141.8 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	2	7	(5)	2	7	(5)
Total expenses	2	7	(5)	2	7	(5)

Other (expense) income
Equity in losses of unconsolidated entities	(1,995)	(5,464)	3,469	(7,319)	(10,338)	3,019
Other income	926	290	636	1,265	950	315
Total other income (expense)	(1,069)	(5,174)	4,105	(6,054)	(9,388)	3,334
Net loss attributable to stockholders	$(1,071)	$(5,181)	$4,110	$(6,056)	$(9,395)	$3,339

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(1,071)	$(5,181)	$4,110	$(6,056)	$(9,395)	$3,339
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(100)	(3,067)	2,967	(2,065)	(5,586)	3,521
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	1,995	5,464	(3,469)	7,319	10,338	(3,019)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$824	$(2,784)	$3,608	$(802)	$(4,643)	$3,841
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $(100) and $(5,463), (ii) interest expense of $— and $1,705 and (iii) depreciation and amortization expense of $— and $691, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net loss of $(4,048) and $(10,337), (ii) interest expense of $1,284 and $3,379 and (iii) depreciation and amortization expense of $699 and $1,372, respectively.
Other (expense) income
Total other expense decreased $4.1 million and $3.3 million during the three and six months ended June 30, 2025, respectively, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.6 million and $3.8 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Rail revenues	513	—	513	513	—	513
Roadside services revenues	$13,217	$14,213	$(996)	$26,193	$27,741	$(1,548)
Total revenues	13,730	14,213	(483)	26,706	27,741	(1,035)

Expenses
Operating expenses	13,810	13,614	196	26,845	27,352	(507)
General and administrative	3,862	2,840	1,022	8,975	7,701	1,274
Acquisition and transaction expenses	2,475	362	2,113	4,513	1,102	3,411
Management fees and incentive allocation to affiliate	3,680	2,776	904	6,222	5,777	445
Depreciation and amortization	217	523	(306)	317	1,258	(941)
Total expenses	24,044	20,115	3,929	46,872	43,190	3,682

Other income (expense)
Equity in earnings of unconsolidated entities	—	12	(12)	50	21	29
Interest expense	(18,305)	(18,160)	(145)	(34,119)	(36,241)	2,122
Other expense	(3)	—	(3)	(3)	—	(3)
Total other expense	(18,308)	(18,148)	(160)	(34,072)	(36,220)	2,148
Loss before income taxes	(28,622)	(24,050)	(4,572)	(54,238)	(51,669)	(2,569)
(Benefit from) provision for income taxes	(177)	(188)	11	(481)	1,215	(1,696)
Net loss	(28,445)	(23,862)	(4,583)	(53,757)	(52,884)	(873)
Less: Dividends and accretion of redeemable preferred stock	20,957	17,610	3,347	42,798	34,585	8,213
Net loss attributable to stockholders	$(49,402)	$(41,472)	$(7,930)	$(96,555)	$(87,469)	$(9,086)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(49,402)	$(41,472)	$(7,930)	$(96,555)	$(87,469)	$(9,086)
Add: (Benefit from) provision for income taxes	(177)	(188)	11	(481)	1,215	(1,696)
Add: Equity-based compensation expense	75	274	(199)	160	274	(114)
Add: Acquisition and transaction expenses	2,475	362	2,113	4,513	1,102	3,411
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	217	523	(306)	317	1,258	(941)
Add: Interest expense	18,305	18,160	145	34,119	36,241	(2,122)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	(10)	10	(38)	(16)	(22)
Add: Dividends and accretion of redeemable preferred stock	20,957	17,610	3,347	42,798	34,585	8,213
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	(12)	12	(50)	(21)	(29)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$(7,550)	$(4,753)	$(2,797)	$(15,217)	$(12,831)	$(2,386)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2025 and 2024: (i) net loss of $— and $(22) and (ii) interest expense of $— and $12, respectively. Includes the following items for the six months ended June 30, 2025 and 2024: (i) net loss of $(50) and $(37) and (ii) interest expense of $12 and $21, respectively.
Revenues
Total revenues decreased $0.5 million and $1.0 million during the three and six months ended June 30, 2025, respectively, primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses increased $3.9 million and $3.7 million during the three and six months ended June 30, 2025, respectively, which primarily reflects:
•an increase in general and administrative expenses of $1.0 million and $1.3 million, respectively, due to higher professional fees; and
•an increase in acquisition and transaction expenses of $2.1 million and $3.4 million, respectively, primarily due to higher professional fees for a potential acquisition; partially offset by
•a decrease in depreciation and amortization expense of $0.3 million and $0.9 million, respectively, due to assets that became fully depreciated.
Other income (expense)
Total other expense decreased $2.1 million during the six months ended June 30, 2025, which primarily reflects an increase in capitalized interest.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $2.8 million and $2.4 million during the three and six months ended June 30, 2025, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
As discussed in Note 2 to the consolidated financial statements, as part of the evaluation under ASC 205-40, management reviewed its debt maturities over the next 12 months and concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of $302.5 million of debt due in approximately 12 months. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management approved and has begun implementing a plan to alleviate liquidity risk by (i) refinancing the Jefferson Taxable Series 2024B Bonds and issuing a new term loan with a multi-year maturity, (ii) the consummation of the transactions described in Note 20 and (iii) refinancing the term loan committed in conjunction with the transactions described in Note 20 through the issuance of new long-term senior notes. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash provided by investing activities was $76.2 million and cash used for investing activities was $52.8 million during the six months ended June 30, 2025 and 2024, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of June 30, 2025, (ii) revenues from our infrastructure business net of operating expenses and (iii) proceeds from borrowings.
•Cash flows used in operating activities were $90.9 million and $21.5 million during the six months ended June 30, 2025 and 2024, respectively.
•During the six months ended June 30, 2025, additional borrowings were obtained in connection with (i) the May 2025 Long Ridge Credit Agreement of $40.0 million, (ii) the June 2025 Jefferson Credit Agreement of $30.0 million, (iii) the DRP DB Term Loan of $100.0 million and (iv) the Series 2025 Bonds of $300.0 million. Additionally, during the six months ended June 30, 2025, we acquired the (i) Long Ridge CanAm loan of $115.2 million, (ii) Senior Secured Notes due 2032 of $600.0 million, (iii) February 2025 Long Ridge Credit Agreement of $400.0 million and (iv) Long Ridge GCM Note of $20.0 million in connection with the acquisition of Long Ridge Energy & Power LLC (see Note 3 for additional details). In May 2025, we used a portion of the net proceeds from the Series 2025 Bonds and DRP DB Term Loan to repay (i) the March 2025 Repauno Credit Agreement of $30.0 million, (ii) the October 2024 Jefferson Credit Agreement of $50.0 million and (iii) the DRP Revolver of $44.3 million. During the six months ended June 30, 2024, additional borrowings were obtained in connection with the (i) Jefferson Credit Agreement of $75.0 million and (ii) Series 2024 Bond Offering of $382.3 million. In June 2024, we used a portion of the net proceeds from the Series 2024 Bonds to (i) repay the Jefferson Credit Agreement of $75.0 million, (ii) fund the $108.0 million for the Tender Offer and (iii) refinance the Taxable Series 2020B Bonds of $79.1 million during the six months ended June 30, 2024.
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

Historical Cash Flow
Comparison of the six months ended June 30, 2025 and 2024
The following table compares the historical cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(90,872)	$(21,470)
Net cash provided by (used in) investing activities	78,359	(52,652)
Net cash provided by financing activities	313,480	173,108
Net cash used in operating activities increased $69.4 million, which primarily reflects certain adjustments to reconcile net income (loss) to cash used in operating activities including (i) an increase in equity in earnings of unconsolidated entities of $28.0 million, (ii) changes in working capital of $42.0 million, (iii) an increase in gain on sale of subsidiaries of $120.0 million and (iv) changes in deferred income taxes of $42.8 million, partially offset by (i) an increase in net income of $148.6 million and (ii) an increase in depreciation and amortization of $18.3 million.
Net cash provided by investing activities increased $131.0 million, primarily due to (i) an increase in the acquisition of business of $226.6 million, (ii) an increase in proceeds from investor loan of $11.0 million, (iii) a decrease in the investment of equity instruments of $5.0 million, (iv) an increase in investment in promissory notes and loans of $17.5 million and (v) an increase in proceeds from the sale of property, plant and equipment of $2.1 million, partially offset by (i) an increase in the acquisition of property, plant and equipment of $120.9 million and (ii) an increase in the investment in unconsolidated entities of $10.9 million.
Net cash used in financing activities increased $140.4 million, primarily due to (i) an increase in the payment of cash dividends on preferred stock of $25.5 million, (ii) an increase in the payment of cash dividends on common stock of $0.6 million and (iii) an increase in payment of financing costs of $11.5 million, offset by (i) an increase in proceeds from debt of $44.4 million, (ii) a decrease in repayment of debt of $115.9 million, (iii) a decrease in distributions to non-controlling interests of $15.0 million and (iv) a decrease in settlement of equity-based compensation of $2.7 million.
Debt Obligations
Refer to Note 8 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2025, we had outstanding principal and interest payment obligations of $3.1 billion and $1.4 billion, respectively, of which, there are $84.6 million of principal payments due and $247.9 million of interest payments due within the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Unrestricted subsidiaries of FTAI Infrastructure Inc., including Long Ridge Energy & Power LLC, do not guarantee nor are they subject to the restrictive covenants of the agreements governing the indebtedness of FTAI Infrastructure Inc. As of June 30, 2025, the assets of these unrestricted subsidiaries accounted for approximately 41% of our total assets.
Lease Obligations—As of June 30, 2025, we had outstanding operating and finance lease obligations of $170.5 million, of which $9.3 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $98.2 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for nine months. See Note 17 for additional information related to our preferred stock obligations.
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
Some of our borrowing agreements require payments based on a variable interest rate index, such as Secured Overnight Financing Rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our leases. We may elect to manage our exposure to interest rate movements through the use of interest rate derivatives (interest rate swaps and caps).
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of June 30, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $4.1 million or a decrease of approximately $4.1 million in interest expense over the next 12 months.
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
•governmental regulation or economic, trade or other policies, including as a result of changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
Restrictive covenants in our debt agreements and the certificates of designations for our Series A Redeemable Preferred Stock and our Series B Preferred Stock may adversely affect us.
The instruments governing our outstanding debt contain, and the certificates of designations for our Series A Redeemable Preferred Stock and our Series B Preferred Stock (see Note 17 — Series B Preferred Stock - Redeemable Convertible Preferred Stock) and the indenture governing the 2027 Notes contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the Long Ridge Acquiom Loan, the DRP DB Term Loan, and the June 2025 Jefferson Credit Agreement) include restrictive covenants that may materially limit our ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
We earned approximately 32% and 36%, respectively, of total revenues for the three and six months ended June 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 11% of total revenues for both the three and six months ended June 30, 2025 from one customer in the Jefferson Terminal segment. We earned approximately 49% and 50%, respectively, of total revenues for the three and six months ended June 30, 2024 from one customer in the Railroad segment. Additionally, we earned approximately 13% and 14%, respectively, of total revenues for the three and six months ended June 30, 2024, from one customer in the Jefferson Terminal segment. As of June 30, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 50% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager, including FIHP LLC (“FIHP”)—invest in transportation and transportation-related infrastructure assets and whose investment objectives overlap with our asset acquisition objectives. Certain opportunities appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our board of directors and employees of our Manager who are our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress, including FIHP, for certain target assets. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has multiple existing and planned funds focused on investing in one or more of our target sectors, each with significant current or expected capital commitments. In connection with the spin-off, we received assets previously purchased by FTAI, and we may in the future purchase assets from these funds, and FTAI has previously co-invested and we may in the future co-invest with these funds in infrastructure assets. Fortress funds generally have a fee structure similar to ours, but the fees actually paid will vary depending on the size, terms and performance of each fund.
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
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our strategy) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, including FTAI and FIHP, which may include, but are not limited to, certain acquisitions, financing arrangements, purchases of debt, co-investments, consumer loans, servicing advances and other assets that present an actual, potential or perceived conflict of interest. Our board of directors adopted a policy regarding the approval of any “related party transactions” pursuant to which certain of the material transactions described above may require disclosure to, and approval by, the independent members of our board of directors. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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
Risks Related to the Wheeling Acquisition (the “Wheeling Acquisition”)
The Wheeling Acquisition is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, or at all. Failure to complete the Wheeling Acquisition could have material adverse effects on us.
On August 6, 2025, Percy Acquisition LLC (“Buyer”), a subsidiary of the Company, signed the stock purchase agreement (the “Stock Purchase Agreement”) with WLE Management Partners, L.P. (“Seller”), pursuant to which, among other things, the Buyer will purchase all of the issued and outstanding capital stock of The Wheeling Corporation (“Wheeling”) from the Seller. We currently expect to close the Wheeling Acquisition in the third quarter of 2025, subject to customary closing conditions including the absence of any legal restraint issued by any court or governmental entity of competent jurisdiction preventing consummation of the transaction and the accuracy of each party’s representations and warranties.
There can be no assurance that the conditions to closing of the Wheeling Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Wheeling Acquisition. Any delay in closing or a failure to close the Wheeling Acquisition could have a negative impact on our business and the trading price of our common stock.
If the Wheeling Acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Wheeling Acquisition, we will be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•time and resources committed by our management to matters relating to the Wheeling Acquisition could otherwise have been devoted to pursuing other beneficial opportunities for our Company;
•we may experience negative reactions from the financial markets or from our customers, employees, suppliers and regulators; and
•we will be required to pay the costs relating to the Wheeling Acquisition, such as legal, accounting and financial advisory fees, whether or not the Wheeling Acquisition is completed.
The materialization of any of these risks could adversely impact our ongoing business.
Similarly, delays in the completion of the Wheeling Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Wheeling Acquisition.
Following the closing of the Wheeling Acquisition, Wheeling will be held in a voting trust pending authorization of the Wheeling Acquisition by the Surface Transportation Board. During the trust period, Company will not control Wheeling, but Wheeling’s operational and financial performance could have an adverse effect on the Company’s financial condition or results of operations.
At closing, the voting stock of Wheeling will be deposited into an irrevocable voting trust that insulates Wheeling from control by the Company pending authorization of the Wheeling Acquisition by the federal Surface Transportation Board (STB). During the trust period, the Company will hold a 100% beneficial ownership interest in Wheeling but will not control Wheeling until STB control approval is obtained. Until that time, Wheeling will be managed by its current executive team overseen by the trustee of the voting trust, who will also be appointed as the sole director of Wheeling during the trust period.
The voting trust prohibits the Company from exercising control over the business strategy or other operational aspects of Wheeling. The Company cannot provide assurance that Wheeling will operate in a manner that will increase the value of the Company’s investments or that the Company will not incur losses from Wheeling. The pendency of the STB's regulatory review of the Wheeling Acquisition could have an adverse effect on the Company’s business, results of operations, financial condition, cash flows or the market value of the Company’s common stock.
The Wheeling Acquisition is subject to final approval by the STB, and there can be no assurance as to whether and when it may be approved.
Following closing and creation of the voting trust, the Company will seek STB authorization to control Wheeling. There can be no assurance as to whether and when STB approval will be obtained. Accordingly, the Wheeling Acquisition may be delayed or prevented entirely, and the anticipated benefits of the Wheeling Acquisition could be reduced.

We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Wheeling Acquisition.
The success of the Wheeling Acquisition will depend, in part, on our ability to successfully integrate Wheeling, which currently operates as an independent company and will continue to do so until the Company has received STB approval to control Wheeling, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from this combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Wheeling Acquisition, rating agencies may take negative actions against our credit ratings, which may increase our financing costs.
The integration of Wheeling into our business is a complex, costly and time-consuming process, and may result in material challenges, including, without limitation:
•failure to successfully integrate Wheeling in a manner that permits us to realize the anticipated benefits of the acquisition;
•managing a larger rail platform;
•difficulties expanding our customer base;
•difficulties and delays integrating Wheeling’s operations and systems and retaining key employees;
•higher than anticipated costs incurred in connection with the integration of Wheeling;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•disruptions to our ongoing business and diversion of our management’s attention caused by transition or integration activities involving Wheeling;
•consolidating corporate and administrative infrastructures and eliminating duplicative functions;
•assumption of pre-existing contractual relationships of Wheeling that we may not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;
•unanticipated issues in integrating information technology, communications and other systems;
•incurring debt to finance the Wheeling Acquisition, which will increase our debt service requirements, expense and leverage;
•any potential litigation arising from the transaction; and
•unanticipated changes in applicable federal or state laws or regulations.
Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We may not have discovered undisclosed liabilities or other issues of Wheeling during our due diligence process, and we may not have adequate legal protection from potential liabilities of, or in respect of our acquisition of Wheeling.
In the course of the due diligence review of Wheeling that we conducted prior to the execution of the Stock Purchase Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues relating to Wheeling and its subsidiaries. Moreover, we may not have adequate legal protection from potential liabilities of, or in respect of our acquisition of Wheeling, irrespective of whether or not such potential liabilities were discovered. Examples of such undisclosed or potential liabilities or other issues may include, but are not limited to, pending or threatened litigation, regulatory and environmental compliance, tax liabilities, indemnification of obligations, undisclosed counterparty termination rights, or undisclosed letter of credit or guarantee requirements. Any such undisclosed or potential liabilities or other issues could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Wheeling Acquisition.
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

*	10.26
Collateral Agency, Intercreditor and Accounts Agreement, dated as of May 28, 2025, by and among DRP Urban Renewal 4, LLC, Delaware River Partners LLC, the other Repauno Entities (as defined therein), Repauno Financing Holdco LLC, UMB Bank, N.A., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 3, 2025).

	10.27
Lease Agreement, dated as of May 28, 2025, by and between DRP Urban Renewal 4, LLC and the New Jersey Economic Development Authority (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 3, 2025).

	10.28
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 28, 2025, executed and delivered by DRP Urban Renewal 4, LLC, Delaware River Partners LLC, and the other Grantors (as defined therein) in favor of the collateral agent named therein for the behalf of the owners of the Series 2025 Bonds (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 3, 2025).

*	10.29	Senior Secured Credit Agreement, dated as of May 28, 2025, by and among DRP Urban Renewal 4, LLC, Delaware River Partners LLC, Deutsche Bank Company Americas, Deutsche Bank AG, New York Branch, and the several lenders party from time to time thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 3, 2025).
*	10.30
Stock Purchase Agreement, dated as of August 6, 2025, between Percy Acquisition LLC and WLE Management Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 6, 2025).

	Exhibit No.	Description
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	August 15, 2025
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	August 15, 2025
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer