Form 10-Q
period 2025-09-30
FTAI Infrastructure Inc.
filed 2025-10-31
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2025, the number of outstanding shares of the registrant’s common stock was 116,294,461 shares.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, the U.S. federal government shutdown, the Russia-Ukraine conflict, the conflicts in the Middle East, public health crises, changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, and any related responses or actions by businesses and governments;
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

•effects of the acquisition of Softbank Group Corp.’s (“Softbank”) equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala Capital, a wholly owned asset management subsidiary of Mubadala Investment Company (“Mubadala”);
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	2	$34,722	$27,785
Restricted cash and cash equivalents	2	319,194	119,511
Accounts receivable, net	2	63,664	52,994
Other current assets	2	25,247	19,561
Total current assets		442,827	219,851
Leasing equipment, net	4	36,845	37,453
Operating lease right-of-use assets, net		68,563	67,937
Property, plant, and equipment, net	5	3,255,047	1,653,468
Investment - The Wheeling Corporation	6	1,112,739	—
Investments	6	19,642	12,529
Intangible assets, net	7	44,198	46,229
Goodwill	2	401,229	275,367
Other assets	2	70,630	61,554
Total assets		$5,451,720	$2,374,388

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$203,371	$176,425
Debt, net	8	1,514,761	48,594
Operating lease liabilities		7,475	7,172
Derivative liabilities	10	29,679	—
Other current liabilities		15,410	18,603
Total current liabilities		1,770,696	250,794
Debt, net	7	2,213,630	1,539,241
Operating lease liabilities		61,344	60,893
Derivative liabilities	10	168,926	—
Warrant liabilities	17	85,362	—
Other liabilities		72,989	67,104
Total liabilities		4,372,947	1,918,032

Commitments and contingencies	19	—	—

Redeemable preferred stock Series A ($0.01 par value per share; 200,000,000 total preferred shares authorized; — and 300,000 Series A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; redemption amount of $— million and $431.8 million at September 30, 2025 and December 31, 2024, respectively)	17	—	381,218
Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 and — Series B shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; redemption amount of $192.0 million and $— million at September 30, 2025 and December 31, 2024, respectively)	17	152,642	—
Redeemable preferred stock Series A RailCo - Non-controlling interest (zero par value per share; 1,000,000 total preferred shares authorized; 1,000,000 and — Series A - RailCo shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; redemption amount of $1.4 billion and $— billion at September 30, 2025 and December 31, 2024, respectively)	17	906,058	—

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 116,294,461 and 113,934,860 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	1,163	1,139
Additional paid in capital	674,797	764,381
Accumulated deficit	(438,640)	(405,818)
Accumulated other comprehensive loss	(56,261)	(157,051)
Stockholders' equity	181,059	202,651
Non-controlling interest in equity of consolidated subsidiaries	(160,986)	(127,513)
Total equity	20,073	75,138
Total liabilities, redeemable preferred stock and equity	$5,451,720	$2,374,388
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2025	2024	2025	2024
Revenues
Total revenues	11	$140,556	$83,311	$359,003	$250,733

Expenses
Operating expenses		74,985	62,766	216,465	188,566
General and administrative		3,202	2,989	12,177	10,690
Acquisition and transaction expenses		3,221	2,526	15,440	4,373
Management fees and incentive allocation to affiliate	15	3,782	2,807	10,004	8,584
Depreciation and amortization	4, 7	34,813	19,492	93,823	60,176
Asset impairment		—	—	4,401	—
Total expenses		120,003	90,580	352,310	272,389

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	2,928	(14,308)	6,247	(38,998)
Gain on sale of assets, net		28	2,758	119,856	2,595
(Loss) gain on modification or extinguishment of debt	8	(55,208)	747	(59,281)	(8,423)
Interest expense		(73,312)	(31,513)	(175,628)	(88,796)
Other income		5,554	6,537	12,299	15,865
Total other expense		(120,010)	(35,779)	(96,507)	(117,757)
Loss before income taxes		(99,457)	(43,048)	(89,814)	(139,413)
Provision for (benefit from) income taxes	14	5,081	(92)	(35,481)	1,980
Net loss		(104,538)	(42,956)	(54,333)	(141,393)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries - common stockholders		(11,497)	(9,963)	(33,998)	(32,053)
Less: Preferred dividends and accretion on redeemable non-controlling interests		12,487	—	12,487	—
Less: Dividends and accretion of redeemable preferred stock		12,824	16,978	55,622	51,563
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock		$(118,352)	$(49,971)	$(88,444)	$(160,903)

Net loss attributable to common stockholders	18	$(159,283)	$(49,971)	$(134,924)	$(160,903)

Loss per share:	18
Basic		$(1.38)	$(0.45)	$(1.17)	$(1.51)
Diluted		$(1.38)	$(0.45)	$(1.18)	$(1.51)
Weighted average shares outstanding:
Basic		115,555,973	109,723,831	114,851,106	106,317,677
Diluted		115,555,973	109,723,831	114,851,106	106,317,677
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(104,538)	$(42,956)	$(54,333)	$(141,393)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to derivatives (1)	(38,619)	27,218	102,465	28,322
Change in pension and other employee benefit accounts	(558)	(537)	(1,675)	25,606
Comprehensive (loss) income	(143,715)	(16,275)	46,457	(87,465)
Comprehensive loss attributable to non-controlling interests	(11,497)	(9,963)	(33,998)	(32,053)
Comprehensive (loss) income attributable to stockholders	$(132,218)	$(6,312)	$80,455	$(55,412)
______________________________________________________________________________________
(1) Net of deferred tax benefit of $9.2 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2025
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net income (loss)			72,706		(22,501)	50,205
Other comprehensive income				139,967		139,967
Total comprehensive income (loss)	—	—	72,706	139,967	(22,501)	190,172
Settlement of equity-based compensation					(545)	(545)
Issuance of common shares	12	(2)				10
Issuance of warrants		1,014				1,014
Issuance of Manager options		7,358				7,358
Dividends declared on common stock		(6,886)				(6,886)
Dividends and accretion of redeemable preferred stock		(42,798)				(42,798)
Equity-based compensation		1,447			716	2,163
Equity - June 30, 2025	$1,151	$724,514	$(333,112)	$(17,084)	$(149,843)	$225,626
Net (loss) income			(105,528)		990	(104,538)
Other comprehensive loss				(39,177)		(39,177)
Total comprehensive (loss) income	—	—	(105,528)	(39,177)	990	(143,715)
Settlement of equity-based compensation		(654)				(654)
Issuance of common shares	12	2,695				2,707
Loss on extinguishment of preferred stock		(36,646)				(36,646)
Dividends declared on common stock		(3,456)				(3,456)
Dividends and accretion of redeemable preferred stock		(12,824)			(12,487)	(25,311)
Equity-based compensation		1,168			354	1,522
Equity - September 30, 2025	$1,163	$674,797	$(438,640)	$(56,261)	$(160,986)	$20,073

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

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,333)	$(141,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (earnings) losses of unconsolidated entities	(6,247)	38,998
Gain on sale of subsidiaries	(119,952)	—
Gain on sale of assets, net	96	(2,595)
Loss on modification or extinguishment of debt	59,281	8,423
Gain on sale of easement	—	(3,486)
Equity-based compensation	3,685	6,768
Depreciation and amortization	93,823	60,176
Asset impairment	4,401	—
Change in deferred income taxes	(36,068)	1,187
Change in fair value of non-hedge derivative	1,268	—
Change in fair value of warrants	(470)	—
Amortization of deferred financing costs	11,366	6,370
Amortization of bond discount	10,055	4,419
Amortization of other comprehensive income	(13,970)	—
Paid-in-kind interest expense	3,325	—
Provision for credit (recovery) losses	(344)	569
Change in:
Accounts receivable	2,038	253
Other assets	(1,022)	(5,982)
Accounts payable and accrued liabilities	1,821	17,676
Derivative liabilities	(67,005)	—
Other liabilities	(7,003)	1,394
Net cash used in operating activities	(115,255)	(7,223)

Cash flows from investing activities:
Investment in unconsolidated entities	(1,121,917)	(2,273)
Investment in convertible promissory notes	—	(31,500)
Acquisition of business, net of cash acquired	226,628	—
Acquisition of leasing equipment	(607)	(1,627)
Acquisition of property, plant and equipment	(214,644)	(53,322)
Proceeds from investor loan	11,001	—
Investment in equity instruments	—	(5,000)
Proceeds from sale of property, plant and equipment	2,660	598
Proceeds from sale of easement	—	3,486
Net cash used in investing activities	(1,096,879)	(89,638)

Cash flows from financing activities:
Proceeds from debt, net	1,744,075	449,689
Repayment of debt	(763,362)	(247,594)
Payment of financing costs	(59,878)	(10,397)
Proceeds from issuance of common stock	2,694	—
Proceeds from issuance of redeemable preferred stock	1,000,000	—
Redeemable preferred stock issuance costs	(20,597)	—
Repayment of preferred stock	(447,121)	—
Cash dividends - common stock	(10,342)	(9,707)
Cash dividends - redeemable preferred stock	(25,516)	(9,723)
Settlement of equity-based compensation	(1,199)	(3,214)
Distributions to non-controlling interests	—	(15,039)
Net cash provided by financing activities	1,418,754	154,015

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

Net increase in cash and cash equivalents and restricted cash and cash equivalents	206,620	57,154
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	147,296	87,479
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$353,916	$144,633

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$37,462	$(6,799)
Acquisition of business	(285,977)	—
Dividends and accretion of redeemable preferred stock	(30,106)	(41,840)
Dividends and accretion of redeemable preferred stock - NCI	(12,487)	—
Non-cash change in equity method investment	(633)	28,322
Financing fees	1,264	(16,158)
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). The Company owns and operates (i) six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar”), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”), and (vi) an equity method investment in a trust that holds two freight railroads that provide freight transportation to its customers (“Wheeling”). Additionally, we operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 16).
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
Liquidity—As part of the evaluation under ASC 205-40, management reviewed its debt maturities over the next 12 months and concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of $1.55 billion of debt due in approximately 12 months. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management approved and has begun implementing a plan to alleviate liquidity risk by (i) refinancing the Jefferson Taxable Series 2024B Bonds and issuing a new term loan with a multi-year maturity, (ii) refinancing the existing $1.25 billion term loan through the issuance of new long-term senior notes and (iii) the consummation of the Wheeling Acquisition. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
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
The Wheeling Corporation
As further discussed in Note 3, as of September 30, 2025, The Wheeling Corporation is held by a wholly owned subsidiary of the Company and is the sole beneficiary of an independent voting trust that holds 100% of the Corporation’s equity interest. The trust is governed by a single trustee who is responsible to act in accordance with the Voting Trust Agreement and Wheeling Purchase Agreement (refer to Note 3 for details), as the beneficial owner of the capital stock of The Wheeling Corporation. As The Wheeling Corporation’s equity is being held in a trust, the Company’s interest in The Wheeling Corporation does not have the attributes of a typical equity holder as the Company has no power to direct The Wheeling Corporation’s activities during the trust period, and therefore the trust is considered to be a variable interest entity that the Company cannot consolidate. The Company will record its investment in The Wheeling Corporation under the equity method of accounting until it is no longer held in a trust, at which point the Company will consolidate The Wheeling Corporation. Our maximum exposure to loss in The Wheeling Corporation is limited to the carrying amount of our investment, which, as of September 30, 2025, totaled $1,112.7 million.
Cash and Cash Equivalents—We consider all highly liquid short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consists of cash in money market funds and other permitted highly liquid short term investments that can be used for principal, interest and project funding pursuant to the requirements of certain of our debt agreements (see Note 8) and other qualifying construction projects.
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $7.4 million and $1.9 million during the three months ended September 30, 2025 and 2024, respectively, and $19.1 million and $4.1 million during the nine months ended September 30, 2025 and 2024, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $6.0 million and $5.4 million during the three months ended September 30, 2025 and 2024, respectively, and $19.5 million and $15.7 million during the nine months ended September 30, 2025 and 2024, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
Warrant Liabilities—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Other Current Assets—Other current assets is comprised of:

	September 30, 2025	December 31, 2024
Prepaid expenses	$9,453	$9,751
Other receivables	1,947	384
Other assets	13,847	9,426
Total other current assets	$25,247	$19,561
Other Current Liabilities—Other current liabilities primarily include environmental liabilities of $0.3 million and $0.5 million, insurance premium liabilities of $0.7 million and $5.0 million and deferred revenue of $9.7 million and $8.3 million as of September 30, 2025 and December 31, 2024, respectively.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, FYX and Long Ridge Energy & Power LLC (“Long Ridge”). The carrying amount of goodwill within the Jefferson Terminal, Railroad, Corporate and Other and Power and Gas segments was $122.7 million, $147.2 million, $5.4 million, and $125.9 million, respectively, as of September 30, 2025 and $122.7 million, $147.2 million, $5.4 million, and $— million, respectively, as of December 31, 2024. The increase in goodwill was due to our acquisition of Long Ridge Energy & Power LLC in February 2025 (see Note 3 for additional details).
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
There were no impairments of goodwill for the three and nine months ended September 30, 2025 and 2024.
Redeemable Preferred Stock—We classify the Series A Preferred Stock ("Redeemable Preferred Stock") and Series A Preferred Stock - RailCo - Non-controlling Interest (“NCI”) as temporary equity in the Consolidated Balance Sheets due to certain contingent redemption clauses that are at the election of the holders. The Series A Preferred Stock was redeemed during the third quarter of 2025 (see Note 17 for details). The carrying value of the Series A Preferred Stock - RailCo - NCI is accreted to the redemption value at the earliest redemption date, which has been determined to be August 25, 2032. We use the interest method to accrete to the redemption value.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $53.2 million and $14.8 million as of September 30, 2025 and December 31, 2024, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $6.1 million and $1.8 million during the three months ended September 30, 2025 and 2024, respectively, and $11.4 million and $6.4 million during the nine months ended September 30, 2025 and 2024, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 29% and 33%, respectively, of total revenues for the three and nine months ended September 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 10% of total revenues for both the three and nine months ended September 30, 2025 from one customer in the Jefferson Terminal segment. We earned approximately 50% of total revenues for both the three and nine months ended September 30, 2024 from one customer in the Railroad segment. We earned approximately 13% of total revenues for both the three and nine months ended September 30, 2024 from one customer in the Jefferson Terminal segment.
As of September 30, 2025, accounts receivable from four customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 62% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive (loss) income at September 30, 2025 are as follows:

	Three and Nine Months Ended September 30, 2025
	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2024	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(40,174)	(633)	—	(40,807)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,725)	183,616	(1,117)	180,774
Net current period other comprehensive (loss) income, net of tax	(41,899)	182,983	(1,117)	139,967
Accumulated other comprehensive (loss) income - June 30, 2025	$(41,899)	$—	$24,815	$(17,084)
Other comprehensive loss before reclassification	(33,384)	—	—	(33,384)
Amounts reclassified from accumulated other comprehensive loss	(5,235)	—	(558)	(5,793)
Net current period other comprehensive loss, net of tax	(38,619)	—	(558)	(39,177)
Accumulated other comprehensive (loss) income - September 30, 2025	$(80,518)	$—	$24,257	$(56,261)
Components of accumulated other comprehensive (loss) income at September 30, 2024 are as follows:

	Three and Nine Months Ended September 30, 2024
	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2023	$(180,460)	$1,945	$(178,515)
Other comprehensive income before reclassification	1,104	26,534	27,638
Amounts reclassified from accumulated other comprehensive loss	—	(391)	(391)
Net current period other comprehensive income, net of tax	1,104	26,143	27,247
Accumulated other comprehensive (loss) income - June 30, 2024	$(179,356)	$28,088	$(151,268)
Other comprehensive income (loss) before reclassification	27,218	(1)	27,217
Amounts reclassified from accumulated other comprehensive loss	—	(536)	(536)
Net current period other comprehensive income (loss), net of tax	27,218	(537)	26,681
Accumulated other comprehensive (loss) income - September 30, 2024	$(152,138)	$27,551	$(124,587)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Comprehensive (Loss) Income—Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive (loss) income related to derivatives and changes in pension and other postretirement benefit accounts. The Company’s policy is to release income tax effects from accumulated other comprehensive (loss) income at such time as the earnings or loss of the related activity are recognized in earnings.
Derivative Financial Instruments
Electricity Derivatives—Long Ridge enters into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. Long Ridge primarily uses swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Natural Gas Derivatives—The Company entered into a derivative contract as part of a risk management program to mitigate price risk associated with fluctuations in natural gas prices. The Company recognized the change in fair value of the derivatives in operating expenses line of our Consolidated Statements of Operations.
The Company records all derivative assets and liabilities on a gross basis at fair value and are included in the Consolidated Balance Sheets.
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Prior to our acquisition of 100% of Long Ridge Energy & Power LLC on February 26, 2025 (“the Long Ridge Energy & Power LLC acquisition date”), our share of the derivative's gain or loss was reported as Other comprehensive (loss) income related to derivatives in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges was disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, the derivative's gain or loss is reported as Other comprehensive (loss) income: in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated deficit in our Consolidated Balance Sheets. The derivative's realized gain or loss is reported through Net loss included in Cash flows from operating activities within our Consolidated Statements of Cash Flows. The realized gain or loss is reclassified into Revenues on the Consolidated Statements of Operations.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments were not designated as hedging instruments for accounting purposes, prior to the acquisition of Long Ridge. Prior to the Long Ridge Energy & Power LLC acquisition date, our share of the change in fair value of these contracts was recognized in Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments was recognized in Equity in (earnings) losses of unconsolidated entities in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, all electricity swaps are designated as cash flow hedges.
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
3. ACQUISITION OF SUBSIDIARIES
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
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment (see Note 6 for information regarding the previous treatment). This transaction was accounted for as a “step acquisition” (as defined by U.S. GAAP) and, as such, the Company remeasured its pre-existing equity interest in Long Ridge immediately prior to the completion of the acquisition to its estimated fair value of $189.8 million. The results of Long Ridge since the acquisition date have been included in the Company’s consolidated financial statements. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which is included in Gain on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive loss in the Consolidated Balance Sheets that was reclassified to Provision for (benefit from) income taxes in the Consolidated Statements of Operations. In connection with the acquisition, we recorded $2.2 million of acquisition and transaction expense during the nine months ended September 30, 2025, which is included in Acquisition and transaction expenses in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the allocation of the preliminary purchase price, as presented in our Consolidated Balance Sheet:

February 26, 2025 (Unaudited)
Fair value of assets acquired:
Cash and cash equivalents	$17,205
Restricted cash	218,422
Accounts receivable	12,364
Property, plant and equipment	1,516,873
Intangible assets	1,000
Other assets	11,855
Total assets acquired	1,777,719
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	54,699
Debt	1,115,200
Derivative liabilities	197,795
Other liabilities	51,154
Total liabilities assumed	1,418,848
Goodwill (1)	125,863
Total preliminary purchase consideration	$484,734
________________________________________________________
(1) This goodwill is assigned to the Power and Gas segment and is not tax deductible for income tax purposes.
The following table presents the preliminary estimated fair value of the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$1,000
Total		$1,000
The following table presents the preliminary estimated fair value of the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Construction in progress	N/A	$476
Unproved properties	N/A	216,776
Proved developed properties	N/A	168,045
Power generation	12 - 37	850,121
Computer software	2	70
Land and improvements	N/A	166,454
Buildings	10 - 39	48,665
Machinery & equipment	2 - 37	62,015
Track and track related assets	8 - 34	4,212
Vehicles	2 - 3	39
Total		$1,516,873
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$159,939	$115,783	$431,745	$340,880
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(117,008)	(51,966)	(236,135)	(35,163)
Acquisition of The Wheeling Corporation
On August 25, 2025 (the “Closing Date”), FIP RR Holdings LLC (“RR Holdings”), a subsidiary of the Company, closed the previously announced transactions contemplated by the stock purchase agreement, dated as of August 6, 2025 (the “Wheeling Purchase Agreement”), between RR Holdings (as successor-in-interest to Percy Acquisition LLC (“Percy”)) and WLE Management Partners, L.P. (“Seller”), pursuant to which RR Holdings purchased 100% of the issued and outstanding capital stock of The Wheeling Corporation (“Wheeling”) from Seller (the “Wheeling Acquisition”). Prior to the closing of the Wheeling Acquisition, Percy assigned its rights and obligations under the Wheeling Purchase Agreement to RR Holdings, a wholly-owned subsidiary of Percy. The aggregate cash consideration paid in exchange for all of the issued and outstanding capital stock of Wheeling at closing was approximately $1.05 billion, subject to customary adjustments. A portion of the cash consideration was placed into escrow to secure any post-closing purchase price adjustment payment obligations under the Wheeling Purchase Agreement. Additional consideration paid for the Wheeling Acquisition included $49.8 million to paydown finance leases that Wheeling previously held, as well as $10.4 million for transaction costs related to the acquisition, which are included in Investment - The Wheeling Corporation in the Consolidated Balance Sheets. Additionally, on the Closing Date, Percy contributed 100% of Transtar into RR Holdings. RR Holdings’ assets and credit are not available to satisfy the debts and other obligations of the Company or any other person or entity, except with respect to its subsidiaries.
In addition, on the Closing Date, RR Holdings entered into a voting trust agreement (the “Voting Trust Agreement”) with John Giles (the “Voting Trust Trustee”). All of the capital stock of Wheeling was transferred into a voting trust (the “Voting Trust”) governed by the Voting Trust Agreement pursuant to the rules established by the U.S. Surface Transportation Board (the “STB”). The capital stock of Wheeling held in the Voting Trust will be released to RR Holdings upon approval of the Wheeling Acquisition by the STB. The Voting Trust is irrevocable and will terminate (i) upon STB approval of RR Holdings’ control authority over Wheeling & Lake Erie Railway Company (“WLE”) and Akron Barberton Cluster Railway Company (“AB”), both wholly-owned subsidiaries of Wheeling, or (ii) automatically on December 31, 2027, unless extended pursuant to the terms of the Voting Trust Agreement. If the STB denies RR Holdings’ control authority over WLE and AB, then RR Holdings will have two years, subject to certain extensions, following such denial to sell the capital stock of Wheeling.
On the Closing Date, in connection with the Wheeling Acquisition, RR Holdings issued (i) 1,000,000 newly-created Series A Preferred Units (“Series A Preferred Stock - RailCo”) (see Note 17) and (ii) 172,500 Series A Warrants (“Series A Warrants - RailCo”) (see Note 17) representing the right to purchase, on the terms and subject to the conditions set forth in the Wheeling Purchase Agreement, 172,500 common units of RR Holdings at an initial exercise price of $857.748 per unit, for an aggregate purchase price of $1.0 billion.
On the Closing Date, in connection with the Wheeling Acquisition, the Company entered into a credit agreement for a 364-day, $1.25 billion secured bridge loan facility (the “Bridge Loan”) (see Note 8). The Bridge Loan will mature on August 24, 2026.
The Company recorded its investment in Wheeling under the equity method of accounting pending approval from the STB of the Company's application for control of Wheeling.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2025	December 31, 2024
Leasing equipment	$49,868	$49,262
Less: Accumulated depreciation	(13,023)	(11,809)
Leasing equipment, net	$36,845	$37,453
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense for leasing equipment	$392	$364	$1,214	$1,040
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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain on sale of assets, net in the Consolidated Statements of Operations during the year ended December 31, 2023. We also recorded $0.2 million and $0.2 million of interest income, respectively, during the three months ended September 30, 2025 and 2024, and $0.6 million and $0.6 million of interest income, respectively, during the nine months ended September 30, 2025 and 2024, which is included in Revenues in the Consolidated Statements of Operations.
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2025	December 31, 2024
Land, site improvements and rights	$351,850	$181,874
Buildings and improvements	68,345	19,015
Bridges and tunnels	177,252	176,753
Terminal machinery and equipment	1,339,284	1,211,272
Proved oil and gas properties	285,987	—
Power plant	850,519	—
Track and track related assets	115,169	109,871
Railroad equipment	9,623	9,627
Railcars and locomotives	89,271	95,437
Computer hardware and software	21,972	20,682
Furniture and fixtures	2,246	2,246
Construction in progress	358,279	153,244
Other	25,534	24,183
	3,695,331	2,004,204
Less: Accumulated depreciation	(440,284)	(350,736)
Property, plant and equipment, net	$3,255,047	$1,653,468
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$33,396	$17,528	$89,578	$53,765

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2025	December 31, 2024
Intermodal Finance I, Ltd.	Equity method	See below	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	See below	—	—
Long Ridge West Virginia LLC	Equity method	See below	—	116
GM-FTAI Holdco LLC	Equity method	See below	—	—
Clean Planet Energy USA LLC	Equity method	50.0%	19,642	12,413
The Wheeling Corporation	Equity method	100.0%	1,112,739	—
			$1,132,381	$12,529
________________________________________________________
(1) The carrying value of $(18.2) million as of December 31, 2024 is included in Other liabilities in the Consolidated Balance Sheet. As of September 30, 2025, Long Ridge Energy & Power LLC was consolidated as we own 100% interest.
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Intermodal Finance I, Ltd.	$—	$10	$50	$31
Long Ridge Energy & Power LLC	—	(4,350)	10,899	(18,172)
Long Ridge West Virginia LLC	—	(6,124)	(311)	(6,675)
GM-FTAI Holdco LLC	—	(3,538)	(7,110)	(13,168)
Clean Planet Energy USA LLC	(85)	(306)	(294)	(1,014)
The Wheeling Corporation	3,013	—	3,013	—
Total	$2,928	$(14,308)	$6,247	$(38,998)
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
On February 28, 2025, the Company sold the remaining assets in Intermodal. The related gain was recorded in Other income in the Consolidated Statements of Operations during the three and nine months ended September 30, 2025.
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
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest (see Note 3 for additional details). The Company owns 100% of Long Ridge Energy & Power LLC as of September 30, 2025.

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
During the nine months ended September 30, 2025, there was an impairment of $1.4 million for contributions made in excess of losses recorded to Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations.
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
The Wheeling Corporation
On August 25, 2025, the Company acquired Wheeling and deposited 100% of the outstanding Wheeling capital stock into a voting trust (see Note 3 for further details). The Company recorded its investment in Wheeling under the equity method of accounting pending approval from the STB of the Company's application for control of Wheeling. We account for our investment in Wheeling as an equity method investment. The purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of assets and liabilities are subject to change.
As of September 30, 2025, we have recorded the carrying value of the investment in Investment - The Wheeling Corporation in the Consolidated Balance Sheets, which reflects the total of the consideration paid to acquire Wheeling, and the subsequent recognition of equity income, net of tax recorded in Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations. As part of the transaction we bought out a finance lease due to a change in control provision at Wheeling. This was treated as a shareholder loan to Wheeling, but as we own 100% of Wheeling through the voting trust this is in substance an equity contribution into Wheeling and recorded in Investment in Wheeling as of September 30, 2025.
Upon final approval by the STB, the Company would obtain control of Wheeling and would account for its acquisition of Wheeling as a business combination using the acquisition method of accounting. As a result, the Company would be required to

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
remeasure the carrying value of its equity method investment in Wheeling to fair value, and any resulting change in the value of the investment in Wheeling would be recognized as a gain or loss in the Company’s Consolidated Statements of Income.
The tables below present summarized financial information for Wheeling:

August 25, 2025 to September 30, 2025
Revenue	$18,774
Expenses
Operating expenses	10,490
Depreciation and amortization	1,852
Total expenses	12,342
Total other income	124
Net income before tax	6,556
Provision for income taxes	1,371
Net income	$5,185
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
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of September 30, 2025, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	September 30, 2025
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(39)	(16,763)	(16,802)
Total intangible assets, net	$961	$43,237	$44,198

	December 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(13,771)	(49,284)
Total intangible assets, net	$—	$46,229	$46,229
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of customer relationships	$1,025	$1,600	$3,031	$5,371

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of September 30, 2025, estimated net annual amortization of intangibles is as follows:

Remainder of 2025	$1,017
2026	4,067
2027	4,067
2028	4,067
2029	4,067
Thereafter	26,913
Total	$44,198

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Loans payable
DRP Revolver (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term Secured Overnight Financing Rate (“SOFR”))	11/5/26	$—	$44,250
DRP DB Term Loan	8.50%	11/30/26	103,325	—
Bridge Loan Credit Agreement	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Adjusted Term SOFR)	8/24/26	1,250,000	—
EB-5 Loan Agreement	5.75%	(i) 1/25/27 (ii) 3/10/27 (iii) 11/16/27	63,800	63,800
Jefferson Credit Agreement October 2024 (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	—	49,056
Jefferson Credit Agreement June 2025	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	12/15/25	30,000	—
Long Ridge Acquiom Loan	15.75%	6/7/26	37,684	—
Long Ridge GCM Note	12.00%	2/26/28	20,000	—
Long Ridge CanAm Loan	6.75%	9/13/29	115,200	—
Long Ridge Credit Agreement	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	398,000	—
Total loans payable			2,018,009	157,106
Bonds payable
Series 2020 Bonds (2)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	140,713	143,165
Series 2021 Bonds (2)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.100%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	347,930	352,685
Series 2024 Bonds (2)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	377,923	368,513
Series 2025 Bonds (2)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,050	—
Senior Notes due 2027 (2)	10.50%	6/1/27	—	581,169
Senior Notes due 2032	8.75%	2/15/32	600,000	—
Total bonds payable			1,763,616	1,445,532
Total debt			3,781,625	1,602,638
Less: Debt issuance costs			(53,234)	(14,803)
Total debt, net			$3,728,391	$1,587,835

Principal debt due within one year			$1,550,169	$50,000
Less: Debt issuance costs			(35,408)	(1,406)
Total principal debt, net due within one year			$1,514,761	$48,594
________________________________________________________
(1) Required a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $14,529 and $33,557 at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the weighted average interest rates on our short-term borrowings were 8.56% and 8.61%, respectively.
EB-5 and EB-5.2 Loan Agreement Extensions
On February 3, 2025, Jefferson Terminal exercised its option to extend the maturity of its EB-5 Loan Agreement and EB-5.2 Loan Agreement by one year to January 25, 2027 and March 10, 2027, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Long Ridge Energy & Power LLC Senior Secured Notes due 2032, GCM Note, CanAm Loan and Credit Agreement
On May 17, 2024, Long Ridge WV entered into a new loan agreement with CanAm Pennsylvania Regional Center, LP XI (“CanAm”). The transaction closed on September 13, 2024. CanAm has agreed to provide up to $115.2 million to Long Ridge WV. This loan is to mature on September 13, 2029 and has a current interest rate of 6.75%. As of September 30, 2025, Long Ridge WV has fully drawn on the outstanding balance of the loan.

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
May 2025 Long Ridge Credit Agreement
On May 7, 2025, our Power and Gas segment entered into a credit agreement (“Long Ridge Acquiom Loan”) providing for a $40.0 million loan facility, which matures on June 7, 2026, and bears interest at 15.75%. On September 5, 2025, we paid down $4.3 million of the loan.
Series 2025 Bonds and DRP DB Term Loan
On May 28, 2025, certain subsidiaries within the Repauno segment, and the New Jersey Economic Development Authority, completed their previously announced offering of $300.0 million principal amount of Series 2025 Bonds (the “Tax Exempt Series 2025 Bonds”). Concurrently with the closing of the Tax Exempt Series 2025 Bonds, Repauno entered into a senior secured credit agreement for an aggregate principal amount of $100.0 million of Taxable Term Loan (the “DRP DB Term Loan”). Certain subsidiaries within the Repauno segment pledged certain assets in support of the Series 2025 Bonds and DRP DB Term Loan.
The Tax Exempt Series 2025 Bonds consist of:
•$150.0 million principal amount of Term Bonds maturing on January 1, 2035, and bearing interest at a fixed rate of 6.375% per annum, and
•$150.0 million principal amount of Term Bonds maturing on January 1, 2045, and bearing interest at a fixed rate of 6.625% per annum.
The DRP DB Term Loan will mature in 18 months from initial funding, and bear interest at a fixed rate of 8.50% per annum, with an option to PIK at 9.50%. Additionally, there was a $6.0 million Letter of Credit (“LOC”) issued to the Company in accordance with this transaction. The LOC was not drawn upon as of September 30, 2025.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 16, 2025 for additional detail.
Repauno used a portion of the net proceeds from the Series 2025 Bonds to repay the March 2025 Repauno Credit Agreement and pay for or reimburse the cost of development, construction and acquisition of certain facilities. The Company also used a portion of the net proceeds from the DRP DB Term Loan to repay the DRP Revolver and October 2024 Jefferson Credit

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Agreement in full. We recognized a loss on modification of debt of (i) $0.7 million from the repayment of the October 2024 Jefferson Credit Agreement, (ii) $2.6 million from the repayment of the March 2025 Repauno Credit Agreement and (iii) $0.7 million from the repayment of the DRP Revolver in connection with this transaction.
June 2025 Jefferson Credit Agreement
On June 30, 2025, our Jefferson Terminal segment entered into a credit agreement, providing for a $30.0 million term loan facility, which matures on December 15, 2025 with the option to extend the maturity date to August 31, 2026, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York.
Bridge Loan Credit Agreement
On August 25, 2025, in connection with the Wheeling Acquisition, the Company entered into a credit agreement (the “Bridge Loan Credit Agreement”), which provides for a 364-day, $1.25 billion secured bridge loan facility (the “Bridge Loan”). The Bridge Loan will mature on August 24, 2026 and accrue interest at the Adjusted SOFR, plus a margin of 4.00% per annum. The Company provided a first-priority security interest in substantially all of its assets, subject to customary exceptions and exclusions, to the Bridge Loan’s administrative agent. We incurred $36.0 million of issuance costs related to the Bridge Loan Credit Agreement.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.
Redemption of Senior Notes due 2027
On August 26, 2025, the Company redeemed all outstanding $600.0 million aggregate principal amount of its 10.500% Senior Secured Notes due 2027 at a redemption price equal to 105.250% of the principal amount thereof, plus accrued and unpaid interest using a portion of the net proceeds from the Bridge Loan. We recognized a loss on extinguishment of debt of $55.2 million for the redemption of Senior Notes due 2027.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.
We were in compliance with all debt covenants as of September 30, 2025.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth our financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	September 30, 2025	September 30, 2025
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$34,722	$34,722	$—	$—	Market
Restricted cash and cash equivalents	319,194	319,194	—	—	Market
Notes receivable	12,968	—	12,968	—	Market
Total assets	$366,884	$353,916	$12,968	$—

Liabilities
Derivative liabilities	$(198,605)	$—	$(198,605)	$—	Income
Warrant liabilities	(85,362)	—	—	(85,362)	Income
Total liabilities	$(283,967)	$—	$(198,605)	$(85,362)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2024	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$27,785	$27,785	$—	$—	Market
Restricted cash and cash equivalents	119,511	119,511	—	—	Market
Notes receivable	11,893	—	11,893	—	Market
Total assets	$159,189	$147,296	$11,893	$—
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The Company issued warrants in connection with the Wheeling Acquisition, in which the fair value of the warrant liabilities was estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement. These liabilities are presented within Warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value of $0.5 million for the three and nine months ended presented within Other income in the Consolidated Statements of Operations. The following table presents the key inputs applied in the valuation of the warrant liabilities as of September 30, 2025:

	August 25, 2025	September 30, 2025
Number of units	172,500	172,500
Fair value at grant date ($ millions)	$85.8	$85.4
Strike price	$857.75	$860.07
Expected volatility	35.00%	35.00%
Risk free interest rate	3.7%	3.6%
Expected dividend yield	—%	—%
Expected term	3.1 years	3.0 years
Warrant fair value (per share)	$497.58	$494.85
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Balance Sheet using significant unobservable (Level 3) inputs:

Warrants
Beginning balance, December 31, 2024	$—
Purchases and issuances	(85,832)
Unrealized gains	470
Ending balance, September 30, 2025	$(85,362)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2025	December 31, 2024
Series 2020A Bonds (1)	$113,485	$122,978
Series 2021A Bonds (1)	118,372	121,678
Series 2021B Bonds (1)	179,780	179,316
Series 2024A Bonds (1)	159,009	167,291
Series 2024B Bonds (1)	219,101	222,609
Series 2025 Bonds (1)	308,384	—
Senior Notes due 2027	—	642,036
Senior Notes due 2032	617,178	—
EB-5 Loan Agreement	24,978	23,208
EB-5.2 Loan Agreement	9,358	8,799
EB-5.3 Loan Agreement	24,966	23,583
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
As of September 30, 2025, we have a $10.0 million letter of credit and $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2026 and February 10, 2026, respectively.
Long Ridge entered into interest rate swaps to manage our exposure to SOFR increases on the Long Ridge Credit Agreement. These derivatives are not designated as hedging instruments. The Company recognizes the unrealized and realized gain or loss in Interest expense on our Consolidated Statements of Operations and recognizes the unrealized gain or loss in Change in fair value of non-hedge derivative in our Consolidated Statements of Cash Flows.
Long Ridge entered into natural gas price swaps to manage our exposure to natural gas prices at Long Ridge West Virginia. These derivatives are not designated as hedging instruments. The Company recognizes the unrealized and realized gain or loss in Revenue on our Consolidated Statements of Operations and recognizes the unrealized gain or loss in Change in fair value of non-hedge derivative in our Consolidated Statements of Cash Flows.
Refer to Note 2 for our accounting policies related to derivative financial instruments, and refer to Note 9 for our fair value measurement of derivative financial instruments.
The following table presents information related to our outstanding derivative contracts as of September 30, 2025:

	September 30, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	807,115	$—	$(197,337)	3 to 6 Years
Non-Hedge Derivative Instruments:
Natural Gas Forward Prices (MMBtu)	2,425	—	(682)	0.5 Years
Interest Rate Swaps ($)	200,000	—	(586)	3 Years
Total		$—	$(198,605)
The following table presents a summary of the changes in fair value for electricity swap and interest rate swap derivatives:

	Three Months Ended September 30, 2025
	Electricity Swaps	Interest Rate Swaps	Natural Gas Forward	Total
Beginning balance	$(167,956)	$(827)	$—	$(168,783)
Net unrealized gains (losses) recognized in earnings (1)	—	241	(682)	(441)
Unrealized losses recognized in other comprehensive loss	(29,381)	—	—	(29,381)
Ending balance	$(197,337)	$(586)	$(682)	$(198,605)

	Nine Months Ended September 30, 2025
	Electricity Swaps	Interest Rate Swaps	Natural Gas Forward	Total
Beginning balance	$—	$—	$—	$—
Acquisition of derivative	(197,795)	—	—	(197,795)
Payoff of hedge	67,005	—	—	67,005
Net unrealized losses recognized in earnings (1)	—	(586)	(682)	(1,268)
Unrealized losses recognized in other comprehensive loss	(66,547)	—		(66,547)
Ending balance	$(197,337)	$(586)	$(682)	$(198,605)
________________________________________________________
(1) Interest rate swaps are recognized in Interest expense in the Consolidated Statements of Operations. Natural gas forwards are recognized in Revenues in the Consolidated Statements of Operations.

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

	Three Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$402	$808	$—	$—	$—	$1,210
Rail revenues	42,511	—	—	—	395	42,906
Terminal services revenues	—	20,323	2,954	393	—	23,670
Roadside services revenues	—	—	—	—	14,529	14,529
Power revenues	—	—	—	56,517	—	56,517
Gas revenues	—	—	—	1,724	—	1,724
Other revenue	—	—	—	—	—	—
Total revenues	$42,913	$21,131	$2,954	$58,634	$14,924	$140,556

	Nine Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$1,220	$2,573	$—	$—	$—	$3,793
Rail revenues	126,464	—	—	—	908	127,372
Terminal services revenues	—	59,635	9,477	1,547	—	70,659
Roadside services revenues	—	—	—	—	40,722	40,722
Power revenues	—	—	—	110,307	—	110,307
Gas revenues	—	—	—	5,870	—	5,870
Other revenue	—	—	280	—	—	280
Total revenues	$127,684	$62,208	$9,757	$117,724	$41,630	$359,003

	Three Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$526	$787	$—	$—	$1,313
Rail revenues	44,255	—	—	—	44,255
Terminal services revenues	—	18,895	3,951	—	22,846
Roadside services revenues	—	—	—	14,897	14,897
Total revenues	$44,781	$19,682	$3,951	$14,897	$83,311

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,319	$2,386	$—	$—	$3,705
Rail revenues	135,412	—	—	—	135,412
Terminal services revenues	—	57,086	11,892	—	68,978
Roadside services revenues	—	—	—	42,638	42,638
Total revenues	$136,731	$59,472	$11,892	$42,638	$250,733

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of September 30, 2025 and December 31, 2024, we recorded capitalized contract cost of $19.8 million and $23.5 million, of which $4.9 million and $4.9 million is included in Other current assets and $14.9 million and $18.6 million is included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million of amortization during both the three months ended September 30, 2025 and 2024, and $3.7 million and $3.2 million of amortization, respectively, during the nine months ended September 30, 2025 and 2024, which is included in Operating expenses in the Consolidated Statements of Operations.
During the three and nine months ended September 30, 2025, the Company recognized revenue of $0.7 million and $1.8 million, respectively, that was included in the deferred revenue balance at the beginning of the year.
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
As of September 30, 2025, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the nine months ended September 30, 2025, we issued 2,825 shares of common stock to certain directors as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred stock (see Note 17), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
During the nine months ended September 30, 2025, certain directors and officers exercised 1,907,174 options at a weighted average exercise price of $2.49 and received a net 1,537,206 shares of common stock.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Restricted shares	$118	$103	$258	$282	$787	1.2
Common units	354	547	1,070	1,127	1,250	0.6
Total	$472	$650	$1,328	$1,409	$2,037
Restricted Stock Units to Subsidiary Employees
During the year ended December 31, 2023, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.9 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. This grant fully canceled and replaced the vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021. During the year ended December 31, 2024, we issued additional RSUs of our common stock that had a grant date fair value of $1.9 million. During the quarter ended September 30, 2025, we issued additional RSUs of our common stock that had a grant date fair value of $0.4 million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2025	2024
Restricted stock units	$1,050	$1,979	$2,339	$5,264	$660	0.4
Total	$1,050	$1,979	$2,339	$5,264	$660
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

	Three Months Ended September 30,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$375	$85	$406	$82
Interest costs	215	79	212	78
Expected return on plan assets	(79)	—	(50)	—
Amortization of prior service costs	2	(561)	—	(341)
Amortization of actuarial gains	—	—	3	(198)
Total	$513	$(397)	$571	$(379)

	Nine Months Ended September 30,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service costs	$1,125	$255	$1,153	$718
Interest costs	645	237	519	623
Expected return on plan assets	(237)	—	(151)	—
Amortization of prior service costs	6	(1,431)	—	(615)
Amortization of actuarial gains	—	(252)	(3)	(309)
Total	$1,539	$(1,191)	$1,518	$417
The total employer contributions for the nine months ended September 30, 2025 and 2024 were $2.8 million and $1.5 million, respectively, and the expected remaining scheduled employer contributions for the year ending December 31, 2025 is $— million.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
14. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current:
State and local	$(149)	$214	$587	$793
Total current (benefit) provision	(149)	214	587	793
Deferred:
Federal	2,638	(208)	(18,179)	3
State and local	2,592	(98)	(17,889)	1,184
Total deferred provision (benefit)	5,230	(306)	(36,068)	1,187
Provision for (benefit from) income taxes	$5,081	$(92)	$(35,481)	$1,980
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
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to state taxes and the valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries. The tax benefit for the nine months ended September 30, 2025 included a partial release of our valuation allowance and a reclassification of the taxes from Accumulated other comprehensive loss in the Consolidated Balance Sheet to Provision for (benefit from) income taxes in the Consolidated Statements of Operations resulting from the acquisition of Long Ridge Energy & Power LLC in February 2025.
As of and for the nine months ended September 30, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state, local and foreign income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date of September 30, 2025.
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
The Manager is entitled to a management fee, incentive fees (comprised of an Income Incentive Fee and a Capital Gains Incentive Fee described below) and reimbursement of certain expenses. The management fee is determined by taking the average value of total equity (including preferred stock and excluding non-controlling common interests) of the Company determined on a consolidated basis in accordance with U.S. GAAP at the end of the two most recently completed months multiplied by an annual rate of 1.50%, and is payable monthly in arrears in cash.
The Income Incentive Fee is calculated and distributable quarterly in arrears based on the pre-incentive fee net income for the immediately preceding calendar quarter (the “Income Incentive Fee”). For this purpose, pre-incentive fee net income means, with respect to a calendar quarter, net income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the independent directors. Pre-incentive allocation net income does not include any Income Incentive Fee or Capital Gains Incentive Fee (described below) paid to the Manager during the relevant quarter.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fee	$3,782	$2,807	$10,004	$8,584
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$3,782	$2,807	$10,004	$8,584
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Classification in the Consolidated Statements of Operations:
General and administrative	$1,433	$1,167	$4,702	$3,598
Acquisition and transaction expenses	962	298	2,480	869
Total	$2,395	$1,465	$7,182	$4,467
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Accrued management fees	$10,004	$5,541
Other payables	7,182	4,047
As of September 30, 2025 and December 31, 2024, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2025 and December 31, 2024, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2025 and December 31, 2024 was $(152.3) million and $(119.5) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlling interest share of net loss	$(11,162)	$(9,700)	$(32,826)	$(31,339)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Notes 3 and 6 for additional information.
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the nine months ended September 30, 2025 and 2024, the Company incurred approximately $0.4 million and $0.4 million of rent and office related expenses, respectively.
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
16. SEGMENT INFORMATION
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, as well as an equity method investment in Wheeling, which has two freight railroads that provide freight transportation to its customers. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.

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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock as determined in accordance with U.S. GAAP.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment:
I. For the Three Months Ended September 30, 2025

	Three Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,913	$21,131	$2,954	$58,634	$—	$14,924	$140,556

Expenses
Operating expenses	22,562	16,400	5,724	15,111	—	15,188	74,985
General and administrative	—	—	—	—	—	3,202	3,202
Acquisition and transaction expenses	(459)	—	998	162	—	2,520	3,221
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,782	3,782
Depreciation and amortization	5,151	11,358	2,489	15,568	—	247	34,813
Total expenses	27,254	27,758	9,211	30,841	—	24,939	120,003

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	3,013	—	—	—	(85)	—	2,928
Gain on sale of assets, net	28	—	—	—	—	—	28
Gain (loss) on modification or extinguishment of debt	—	13	—	(47)	—	(55,174)	(55,208)
Interest expense	(80)	(17,064)	(3,012)	(27,956)	—	(25,200)	(73,312)
Other income	881	499	2,761	776	564	73	5,554
Total other income (expense)	3,842	(16,552)	(251)	(27,227)	479	(80,301)	(120,010)
Income (loss) before income taxes	19,501	(23,179)	(6,508)	566	479	(90,316)	(99,457)
Provision for (benefit from) income taxes	4,040	(39)	19	—	—	1,061	5,081
Net income (loss)	15,461	(23,140)	(6,527)	566	479	(91,377)	(104,538)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries - common stockholders	25	(11,162)	(360)	—	—	—	(11,497)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	—	—	—	—	12,487
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	12,824	12,824
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$2,949	$(11,978)	$(6,167)	$566	$479	$(104,201)	$(118,352)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock:

	Three Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$29,128	$11,024	$660	$35,742	$479	$(6,102)	$70,931
Add: Non-controlling share of Adjusted EBITDA	141	6,933	409	—	—	—	7,483
Add: Equity in earnings (losses) of unconsolidated entities	3,013	—	—	—	(85)	—	2,928
Less: Interest and other costs on pension and OPEB liabilities	265	—	—	—	—	—	265
Less: Dividends and accretion of redeemable preferred stock	(12,487)	—	—	—	—	(12,824)	(25,311)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(8,408)	—	—	—	85	—	(8,323)
Less: Interest expense	(80)	(17,064)	(3,012)	(27,956)	—	(25,200)	(73,312)
Less: Depreciation and amortization expense	(5,151)	(12,591)	(2,489)	(6,330)	—	(247)	(26,808)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	470	—	—	(681)	—	—	(211)
Less: Gains (losses) on the modification or extinguishment of debt and capital lease obligations	—	13	—	(47)	—	(55,174)	(55,208)
Less: Acquisition and transaction expenses	459	—	(998)	(162)	—	(2,520)	(3,221)
Less: Equity-based compensation expense	(354)	(332)	(718)	—	—	(118)	(1,522)
Less: (Provision for) benefit from income taxes	(4,040)	39	(19)	—	—	(1,061)	(5,081)
Less: Other non-recurring items	(7)	—	—	—	—	(955)	(962)
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$2,949	$(11,978)	$(6,167)	$566	$479	$(104,201)	$(118,352)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$127,684	$62,208	$9,757	$117,724	$—	$41,630	$359,003

Expenses
Operating expenses	67,631	51,512	17,839	37,448	2	42,033	216,465
General and administrative	—	—	—	—	—	12,177	12,177
Acquisition and transaction expenses	2,417	68	3,294	2,628	—	7,033	15,440
Management fees and incentive allocation to affiliate	—	—	—	—	—	10,004	10,004
Depreciation and amortization	15,216	33,888	7,479	36,676	—	564	93,823
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	89,665	85,468	28,612	76,752	2	71,811	352,310

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	3,013	—	—	10,588	(7,404)	50	6,247
(Loss) gain on sale of assets, net	(96)	—	—	119,952	—	—	119,856
Loss on modification or extinguishment of debt	—	(736)	(3,324)	(47)	—	(55,174)	(59,281)
Interest expense	(331)	(49,688)	(4,530)	(61,760)	—	(59,319)	(175,628)
Other income	1,668	2,507	2,864	3,361	1,829	70	12,299
Total other income (expense)	4,254	(47,917)	(4,990)	72,094	(5,575)	(114,373)	(96,507)
Income (loss) before income taxes	42,273	(71,177)	(23,845)	113,066	(5,577)	(144,554)	(89,814)
Provision for (benefit from) income taxes	5,620	720	56	(42,457)	—	580	(35,481)
Net income (loss)	36,653	(71,897)	(23,901)	155,523	(5,577)	(145,134)	(54,333)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries - common stockholders	158	(32,825)	(1,331)	—	—	—	(33,998)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	—	—	—	—	12,487
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	55,622	55,622
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$24,008	$(39,072)	$(22,570)	$155,523	$(5,577)	$(200,756)	$(88,444)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock:

	Nine Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$69,723	$30,056	$(2,874)	$196,803	$(323)	$(21,319)	$272,066
Add: Non-controlling share of Adjusted EBITDA	263	20,837	1,192	—	—	—	22,292
Add: Equity in earnings (losses) of unconsolidated entities	3,013	—	—	10,588	(7,404)	50	6,247
Less: Interest and other costs on pension and OPEB liabilities	794	—	—	—	—	—	794
Less: Dividends and accretion of redeemable preferred stock	(12,487)	—	—	—	—	(55,622)	(68,109)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(8,408)	—	—	(6,503)	2,150	38	(12,723)
Less: Interest expense	(331)	(49,688)	(4,530)	(61,760)	—	(59,319)	(175,628)
Less: Depreciation and amortization expense	(15,216)	(37,586)	(7,479)	(22,706)	—	(564)	(83,551)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	470	—	—	(681)	—	—	(211)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(736)	(3,324)	(47)	—	(55,174)	(59,281)
Less: Acquisition and transaction expenses	(2,417)	(68)	(3,294)	(2,628)	—	(7,033)	(15,440)
Less: Equity-based compensation expense	(1,070)	(1,167)	(1,170)	—	—	(278)	(3,685)
Less: (Provision for) benefit from income taxes	(5,620)	(720)	(56)	42,457	—	(580)	35,481
Less: Other non-recurring items	(305)	—	(1,035)	—	—	(955)	(2,295)
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$24,008	$(39,072)	$(22,570)	$155,523	$(5,577)	$(200,756)	$(88,444)

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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Three Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$21,080	$11,764	$(1,406)	$11,105	$(673)	$(4,942)	$36,928
Add: Non-controlling share of Adjusted EBITDA	30	6,055	233	—	—	—	6,318
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(10,474)	(3,844)	10	(14,308)
Less: Interest and other costs on pension and OPEB liabilities	248	—	—	—	—	—	248
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(16,978)	(16,978)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(7,512)	1,879	8	(5,625)
Less: Interest expense	(78)	(13,107)	(92)	—	—	(18,236)	(31,513)
Less: Depreciation and amortization expense	(4,936)	(13,221)	(2,489)	—	—	(79)	(20,725)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Gains on the modification or extinguishment of debt and capital lease obligations	—	747	—	—	—	—	747
Less: Acquisition and transaction expenses	(95)	—	—	(1,681)	—	(750)	(2,526)
Less: Equity-based compensation expense	(547)	(673)	(1,306)	—	—	(103)	(2,629)
Less: (Provision for) benefit from income taxes	(1,174)	426	73	—	—	767	92
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$14,528	$(8,009)	$(4,987)	$(8,562)	$(2,638)	$(40,303)	$(49,971)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$136,731	$59,472	$11,892	$—	$—	$42,638	$250,733

Expenses
Operating expenses	73,266	54,245	18,533	1,023	7	41,492	188,566
General and administrative	—	—	—	—	—	10,690	10,690
Acquisition and transaction expenses	432	10	—	2,079	—	1,852	4,373
Management fees and incentive allocation to affiliate	—	—	—	—	—	8,584	8,584
Depreciation and amortization	14,808	36,618	7,413	—	—	1,337	60,176
Total expenses	88,506	90,873	25,946	3,102	7	63,955	272,389

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	(24,847)	(14,182)	31	(38,998)
(Loss) gain on sale of assets, net	(158)	2,753	—	—	—	—	2,595
Loss on extinguishment of debt	—	(8,423)	—	—	—	—	(8,423)
Interest expense	(245)	(33,594)	(480)	—	—	(54,477)	(88,796)
Other (expense) income	467	4,453	—	8,787	2,156	2	15,865
Total other (expense) income	64	(34,811)	(480)	(16,060)	(12,026)	(54,444)	(117,757)
Income (loss) before income taxes	48,289	(66,212)	(14,534)	(19,162)	(12,033)	(75,761)	(139,413)
Provision for income taxes	3,358	(1,592)	(234)	—	—	448	1,980
Net income (loss)	44,931	(64,620)	(14,300)	(19,162)	(12,033)	(76,209)	(141,393)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	179	(31,339)	(893)	—	—	—	(32,053)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	51,563	51,563
Net income (loss) attributable to stockholders	$44,752	$(33,281)	$(13,407)	$(19,162)	$(12,033)	$(127,772)	$(160,903)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Nine Months Ended September 30, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$64,859	$30,893	$(4,591)	$30,343	$(5,316)	$(17,773)	$98,415
Add: Non-controlling share of Adjusted EBITDA	77	19,654	574	—	—	—	20,305
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(24,847)	(14,182)	31	(38,998)
Less: Interest and other costs on pension and OPEB liabilities	(214)	—	—	—	—	—	(214)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(51,563)	(51,563)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(22,579)	7,465	24	(15,090)
Less: Interest expense	(245)	(33,594)	(480)	—	—	(54,477)	(88,796)
Less: Depreciation and amortization expense	(14,808)	(39,860)	(7,413)	—	—	(1,337)	(63,418)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(8,423)	—	—	—	—	(8,423)
Less: Acquisition and transaction expenses	(432)	(10)	—	(2,079)	—	(1,852)	(4,373)
Less: Equity-based compensation expense	(1,127)	(3,533)	(1,731)	—	—	(377)	(6,768)
Less: (Provision for) benefit from income taxes	(3,358)	1,592	234	—	—	(448)	(1,980)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$44,752	$(33,281)	$(13,407)	$(19,162)	$(12,033)	$(127,772)	$(160,903)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,209	$99,257	$206,226	$73,419	$802	$14,914	$442,827
Non-current assets	1,755,497	1,119,679	398,205	1,682,708	32,609	20,195	5,008,893
Total assets	1,803,706	1,218,936	604,431	1,756,127	33,411	35,109	5,451,720

Total debt, net	—	958,301	382,318	1,170,438	—	1,217,334	3,728,391

Current liabilities	50,437	325,515	24,823	110,102	19	1,259,800	1,770,696
Non-current liabilities	124,609	773,304	386,258	1,316,588	—	1,492	2,602,251
Total liabilities	175,046	1,098,819	411,081	1,426,690	19	1,261,292	4,372,947

Redeemable preferred stock	906,058	—	—	—	—	152,642	1,058,700

Non-controlling interests in equity of consolidated subsidiaries	5,405	(163,816)	(2,575)	—	—	—	(160,986)
Total equity	722,602	120,117	193,350	329,437	33,392	(1,378,825)	20,073
Total liabilities, redeemable preferred stock and equity	$1,803,706	$1,218,936	$604,431	$1,756,127	$33,411	$35,109	$5,451,720

	December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,667	$154,752	$6,756	$6	$48	$9,622	$219,851
Non-current assets	662,241	1,118,886	334,882	116	24,307	14,105	2,154,537
Total assets	710,908	1,273,638	341,638	122	24,355	23,727	2,374,388

Total debt, net	—	974,351	44,250	—	—	569,234	1,587,835

Current liabilities	48,866	131,503	41,136	3,732	20	25,537	250,794
Non-current liabilities	34,348	996,984	47,374	18,240	—	570,292	1,667,238
Total liabilities	83,214	1,128,487	88,510	21,972	20	595,829	1,918,032

Redeemable preferred stock	—	—	—	—	—	381,218	381,218

Non-controlling interests in equity of consolidated subsidiaries	4,722	(130,989)	(1,246)	—	—	—	(127,513)
Total equity	627,694	145,151	253,128	(21,850)	24,335	(953,320)	75,138
Total liabilities, redeemable preferred stock and equity	$710,908	$1,273,638	$341,638	$122	$24,355	$23,727	$2,374,388

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
In connection with the Wheeling Acquisition and Bridge Financing on August 25, 2025 (the “Preferred Redemption Date”), the Company redeemed all of its outstanding 300,000 shares of Series A Preferred Stock at a redemption price equal to approximately $1,490 per share, for an aggregate payment of approximately $447.1 million in cash using a portion of the net proceeds from the Bridge Loan (see Note 8). Following the redemption, all designations, rights, preferences, powers, qualifications, restrictions and imitations of the Series A Preferred Stock terminated and no shares of Series A Preferred Stock remain outstanding. We recognized a loss on extinguishment of $36.6 million for the redemption of Series A Preferred Stock that was recognized as a return of capital through Additional paid in capital on the Consolidated Balance Sheets.
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
As of September 30, 2025, the Company has $9.8 million of dividends increasing the Liquidation Preference on the Series B Preferred Stock. Dividends are not recorded as redemption is not currently expected.
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
If the Series B Preferred Stock were redeemed at the option of the Company as of September 30, 2025, it would be redeemable for cash of $192.0 million and 7.0 million Optional Redemption Warrants.
If the Series B Preferred Stock were redeemed due to a change in control as of September 30, 2025, it would be redeemable for $173.2 million.
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
If the Series B Preferred Stock were converted at the option of the holder as of September 30, 2025, they would be converted to 20,755,460 shares of common stock. The Company would have no obligation under the Share Cap to pay cash on an optional conversion at September 30, 2025.
Series A Preferred Stock - RailCo - Redeemable Preferred Stock - Non-Controlling Interest
On August 25, 2025, RR Holdings issued and sold (i) 1,000,000 shares of Series A Preferred Stock - RailCo and (ii) the Series A Warrants - RailCo representing the right to purchase, on the terms and subject to the conditions set forth therein, 172,500 common units of RR Holdings at an exercise price of $857.748 per unit (as adjusted in accordance with the terms thereof), for an aggregate purchase price of $1,000,000,000. The fair value of the Series A Preferred Stock - RailCo at issuance were determined to be $914.2 million. The Company incurred $20.6 million of issuance costs related to the Series A Preferred Stock - RailCo.
The Series A Preferred Stock - RailCo has the following rights, preferences and restrictions:
Voting
Upon an event of noncompliance, which include, but are not limited to, RR Holdings’s (i) failure to redeem the Series A Preferred Stock – RailCo, Series A Warrants - RailCo or the common units that have been issued upon exercise of the Warrants (the “Series A Warrant Units – RailCo”)) upon a Mandatory Redemption Event (as defined below), (ii) failure to pay cash dividends for 12 monthly dividend periods (whether or not consecutive) following the fifth anniversary of the issuance date, (iii) failure to offer to repurchase the Series A Preferred Stock – RailCo, Series A Warrants - RailCo or Series A Warrant Units – RailCo upon an asset sale, (iv) failure to redeem all of the Series A Preferred Stock - RailCo prior to August 25, 2034 and (v) failure to comply with certain of the covenants set forth in the Limited Liability Company Agreement of RR Holdings (the “LLC Agreement”), (a) the size of the board of managers of RR Holdings will automatically increase by a number sufficient to constitute a majority of the Board, (b) the holders of a majority of the Series A Preferred Stock - RailCo will have the right to designate and elect a majority of the members of the Board, and (c) other than with respect to the election of managers, the Series A Preferred Stock - RailCo will vote with the common units of RR Holdings as a single class (with the number of votes per unit determined in accordance with the LLC Agreement). Upon the exercise of all Series A Warrants – RailCo, holders of a majority of the Series A Warrants – RailCo have the right to designate one manager to the board of RR Holdings, provided that Ares continues to own at least 5% of the outstanding common units of RR Holdings,
Liquidation Preference
The Series A Preferred Stock - RailCo ranks senior to the RailCo common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of RR Holdings. Upon a liquidation, dissolution or winding up of the affairs of RR Holdings, each share of Series A Preferred Stock - RailCo will be entitled to receive an amount per share equal to the sum of (i) the stated value of such Series A Preferred Stock - RailCo as of liquidation date (“Stated Value” means, per Series A Preferred Stock - RailCo unit, the sum of (a) $1,000, plus (b) $50 for the Series A Preferred Stock - RailCo

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Preferred Fee, plus (c) the aggregate compounded distributions), plus (ii) any declared but unpaid distributions on such Series A Preferred Stock - RailCo (to the extent not part of the stated value), plus (iii) the amount of accumulated and unpaid distributions on such Series A Preferred Stock - RailCo from the last distribution payment date to, but not including the liquidation date.
Dividends
Dividends on the Series A Preferred Stock - RailCo are payable at a rate equal to 10.0% per annum for the first three years following issuance. The rate will be increased to 12.0% per annum following the third anniversary of the issuance date, and then increased to 14.0% following the sixth anniversary of the issuance date and thereafter. The dividend rate on the Series A - RailCo will be (i) increased by 2.0% per annum for any periods after the fifth anniversary following the issuance date where the dividends are not paid in cash and (ii) increased by 2.0% per annum upon an Event of Noncompliance (as defined in the LLC Agreement and described above).
Prior to the fifth anniversary of the issuance date, such dividends will automatically accrue and accumulate on the Series A Preferred Stock - RailCo, whether or not declared and paid, or they may be paid in cash at the discretion of RR Holdings. Following the fifth anniversary of the issuance date, RR Holdings is required to pay such dividends in cash. Until the fifth anniversary of the issuance date, RR Holdings may make cash dividends on its common units, including distributions that would provide the Company cash to pay its interest payments on its debt, on the terms and limitations set forth in the LLC Agreement.
As of September 30, 2025, the Company has $10.5 million of PIK dividends increasing our Series A Preferred Stock - RailCo balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $10.4 million for the three and nine months ended September 30, 2025.
The Company has presented the Series A Preferred Stock - RailCo in temporary equity and is accreting the discount and issuance costs using the interest method to the earliest redemption date of August 25, 2032. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $2.1 million for the three and nine months ended September 30, 2025.
Redemption
Mandatory Redemption: The Series A Preferred Stock - RailCo is mandatorily redeemable upon the occurrence of any (i) sale of the Company, (ii) drag-along sale, (iii) STB failure, (iv) any initial public offering, (v) any special purpose company acquisition, (vi) any direct listing, (vii) any bankruptcy event or (viii) any change in control event (each a “Mandatory Redemption Event”). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, RR Holdings will be required to redeem all Series A Preferred Stock - RailCo, Series A Warrants - RailCo and Series A Warrant Units - RailCo in cash at a redemption price determined in accordance with the LLC agreement.
From and after the seventh anniversary of the issuance date, to the extent not prohibited by law, holders of a majority of the Series A Preferred Stock – RailCo may request that RR Holdings redeem all (but not less than all) of the Series A Preferred Stock – RailCo units in cash at a redemption price determined in accordance with the LLC Agreement. To the extent the holders of the Series A Preferred Stock - RailCo exercise their rights in accordance with the preceding sentence, RR Holdings will be required to repurchase the corresponding Series A Warrants - RailCo and Series A Warrant Units – RailCo in cash at a repurchase price determined in accordance with the LLC Agreement. In the event RR Holdings fails to redeem all of the Series A Preferred Stock - RailCo within 120 days after receiving the redemption demand, the holders of the Series A Preferred Stock - RailCo may force RR Holdings to effect a sale of the company or another transaction constituting a change of control that results in the full redemption of the Series A Preferred Stock - RailCo.
Optional Redemption: The Series A Preferred Stock - RailCo is redeemable at the option of RR Holdings, at any time and from time to time, at the greater of the (i) Series A Preferred Liquidation Value (as defined in the LLC Agreement), and (ii) the Base Series A Preferred Return Amount (as defined in the LLC Agreement) at the date of redemption. The Base Series A Preferred Return Amount is, subject to certain exceptions, an amount that returns to the holders 1.5x their investment. At the time that the Series A Preferred Stock - RailCo are redeemed, the Company will also be required to repurchase the Series A Warrants - RailCo and Series A Warrant Units - RailCo.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.
Series A Warrants - RailCo
On August 25, 2025, the Company issued Series A Warrants - RailCo to the holders of the Series A Preferred Stock - RailCo (see Note 18). The fair value of the Series A Warrants - RailCo at issuance were determined to be $85.8 million. The Company incurred $1.9 million of issuance costs related to the Series A Warrants - RailCo.
The Series A Warrants - RailCo has the following rights, preferences and restrictions:
Voting
The holders of the Series A Warrants - RailCo do not otherwise have any voting rights.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Redemption
The Series A Warrants - RailCo are exercisable at the earlier of (i) August 25, 2030 and (ii) the date on which all obligations related to the indebtedness incurred to repay the Bridge Loan have been repaid in full, until, in either case, August 27, 2035. Following the sixth anniversary of the issuance date, holders are entitled to require RR Holdings to exchange any or all of its Series A Warrants - RailCo for either (i) cash equal to the fair market value of the warrants on the last business day prior to the exchange or (ii) the number of shares of common stock of the Company with an aggregate current market price on the last trading day prior to the exchange equal to the fair market value of the Series A Warrants - RailCo on such date.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.
18. EARNINGS PER SHARE AND EQUITY
Basic (loss) earnings per share of common stock is calculated by dividing net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average number of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average number of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted loss per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss	$(104,538)	$(42,956)	$(54,333)	$(141,393)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,497)	(9,963)	(33,998)	(32,053)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	12,487	—
Less: Dividends and accretion of redeemable preferred stock	12,824	16,978	55,622	51,563
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(118,352)	(49,971)	(88,444)	(160,903)
Less: Convertible preferred stock dividend	4,231	—	9,780	—
Less: Adjustments attributable to dilutive securities	54	—	54	—
Less: Loss on extinguishment of preferred stock	36,646	—	36,646	—
Net loss attributable to common stockholders	$(159,283)	$(49,971)	$(134,924)	$(160,903)
Weighted Average Common Stock Outstanding - Basic (1)	115,555,973	109,723,831	114,851,106	106,317,677
Weighted Average Common Stock Outstanding - Diluted (1)	115,555,973	109,723,831	114,851,106	106,317,677

Loss per share:
Basic	$(1.38)	$(0.45)	$(1.17)	$(1.51)
Diluted (2)	$(1.38)	$(0.45)	$(1.18)	$(1.51)
________________________________________________________
(1) Three and nine months ended September 30, 2024 included penny warrants that were converted into common stock during the year ended December 31, 2024.
(2) Diluted earnings per share for the three and nine months ended September 30, 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock. Diluted earnings per share for the three and nine months ended September 30, 2024 includes the dilutive effect of subsidiary earnings per share.
For the three months ended September 30, 2025 and 2024, 20,258,933 and 1,578,404 shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, 15,857,542 and 1,399,408 shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive.
For the three months ended September 30, 2025 and 2024, — and — of warrants, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, — and — of warrants, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Stock Warrants
A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,342,566	$9.85
Issued	550,000	10.00
Expired	—	—
Exercised	—	—
Outstanding as of September 30, 2025 (1)	3,892,566	$9.76
Warrants exercisable as of September 30, 2025 (1)	3,892,566	$9.76
________________________________________________________
(1) Weighted average exercise price as of September 30, 2025 includes adjustments for quarterly dividend payments.
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
On August 25, 2025, in connection with the Wheeling Acquisition, RR Holdings issued 172,500 Series A Warrants - RailCo to entities affiliated with Ares for the right to purchase 172,500 common units of RR Holdings at an initial exercise price of $857.748 per unit, as adjusted from time to time as provided by Wheeling Purchase Agreement. The Series A Warrants - RailCo can be exercised at the earlier of (i) August 25, 2030 and (ii) the date on which all obligations related to the indebtedness incurred to repay the Bridge Loan have been repaid in full, until, in either case, August 27, 2035. Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on August 25, 2025 for additional detail.
The weighted average remaining contractual term of the outstanding warrants as of September 30, 2025 is 4.8 years. The aggregate intrinsic value of the warrants as of September 30, 2025 is $— million.
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
20. SUBSEQUENT EVENTS
Dividends
On October 29, 2025, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended September 30, 2025, payable on November 28, 2025 to the holders of record on November 14, 2025.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of September 30, 2025, we had total consolidated assets of $5.5 billion and redeemable preferred stock and equity of $1.1 billion.
Operating Segments
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of six freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, as well as an equity method investment in Wheeling, which has two freight railroads that provide freight transportation to its customers. The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, losses on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock as determined in accordance with U.S. GAAP.

Comparison of the three and nine months ended September 30, 2025 and 2024
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$1,210	$1,313	$(103)	$3,793	$3,705	$88
Rail revenues	42,906	44,255	(1,349)	127,372	135,412	(8,040)
Terminal services revenues	23,670	22,846	824	70,659	68,978	1,681
Roadside services revenues	14,529	14,897	(368)	40,722	42,638	(1,916)
Power revenues	56,517	—	56,517	110,307	—	110,307
Gas revenues	1,724	—	1,724	5,870	—	5,870
Other revenue	—	—	—	280	—	280
Total revenues	140,556	83,311	57,245	359,003	250,733	108,270

Expenses
Operating expenses	74,985	62,766	12,219	216,465	188,566	27,899
General and administrative	3,202	2,989	213	12,177	10,690	1,487
Acquisition and transaction expenses	3,221	2,526	695	15,440	4,373	11,067
Management fees and incentive allocation to affiliate	3,782	2,807	975	10,004	8,584	1,420
Depreciation and amortization	34,813	19,492	15,321	93,823	60,176	33,647
Asset impairment	—	—	—	4,401	—	4,401
Total expenses	120,003	90,580	29,423	352,310	272,389	79,921

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	2,928	(14,308)	17,236	6,247	(38,998)	45,245
Gain on sale of assets, net	28	2,758	(2,730)	119,856	2,595	117,261
(Loss) gain on modification or extinguishment of debt	(55,208)	747	(55,955)	(59,281)	(8,423)	(50,858)
Interest expense	(73,312)	(31,513)	(41,799)	(175,628)	(88,796)	(86,832)
Other income	5,554	6,537	(983)	12,299	15,865	(3,566)
Total other expense	(120,010)	(35,779)	(84,231)	(96,507)	(117,757)	21,250
Loss from before income taxes	(99,457)	(43,048)	(56,409)	(89,814)	(139,413)	49,599
Provision for (benefit from) income taxes	5,081	(92)	5,173	(35,481)	1,980	(37,461)
Net loss	(104,538)	(42,956)	(61,582)	(54,333)	(141,393)	87,060
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(11,497)	(9,963)	(1,534)	(33,998)	(32,053)	(1,945)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	12,487	12,487	—	12,487
Less: Dividends and accretion of redeemable preferred stock	12,824	16,978	(4,154)	55,622	51,563	4,059
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(118,352)	$(49,971)	$(68,381)	$(88,444)	$(160,903)	$72,459

The following table sets forth a reconciliation of net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(118,352)	$(49,971)	$(68,381)	$(88,444)	$(160,903)	$72,459
Add: Provision for (benefit from) income taxes	5,081	(92)	5,173	(35,481)	1,980	(37,461)
Add: Equity-based compensation expense	1,522	2,629	(1,107)	3,685	6,768	(3,083)
Add: Acquisition and transaction expenses	3,221	2,526	695	15,440	4,373	11,067
Add: Losses (gains) on the modification or extinguishment of debt and capital lease obligations	55,208	(747)	55,955	59,281	8,423	50,858
Add: Changes in fair value of non-hedge derivative instruments	211	—	211	211	—	211
Add: Asset impairment charges	—	—	—	4,401	—	4,401
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	26,808	20,725	6,083	83,551	63,418	20,133
Add: Interest expense	73,312	31,513	41,799	175,628	88,796	86,832
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	8,323	5,625	2,698	12,723	15,090	(2,367)
Add: Dividends and accretion of redeemable preferred stock	25,311	16,978	8,333	68,109	51,563	16,546
Add: Interest and other costs on pension and OPEB liabilities	(265)	(248)	(17)	(794)	214	(1,008)
Add: Other non-recurring items (3)	962	—	962	2,295	—	2,295
Less: Equity in (earnings) losses of unconsolidated entities	(2,928)	14,308	(17,236)	(6,247)	38,998	(45,245)
Less: Non-controlling share of Adjusted EBITDA (4)	(7,483)	(6,318)	(1,165)	(22,292)	(20,305)	(1,987)
Adjusted EBITDA (Non-GAAP)	$70,931	$36,928	$34,003	$272,066	$98,415	$173,651
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $34,813 and $19,492, (ii) capitalized contract costs amortization of $1,233 and $1,233 and (iii) amortization of other comprehensive income of $(9,238) and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $93,823 and $60,176, (ii) capitalized contract costs amortization of $3,698 and $3,242 and (iii) amortization of other comprehensive income of $(13,970) and $—, respectively.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net income (loss) of $5,100 and $(14,352), (ii) interest expense of $— and $10,826, (iii) depreciation and amortization expense of $1,852 and $6,911, (iv) acquisition and transaction expenses of $— and $47, (v) changes in fair value of non-hedge derivative instruments of $— and $(2,572), (vi) asset impairment charges of $— and $24, (vii) equity method basis adjustments of $— and $17, (viii) losses on the modification or extinguishment of debt of $— and $4,724 and (ix) provision for income taxes of $1,371 and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net income (loss) of $11,578 and $(39,132), (ii) interest expense of $7,648 and $32,901, (iii) depreciation and amortization expense of $4,736 and $20,091, (iv) acquisition and transaction expenses of $201 and $97, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $(4,394), (vi) equity-based compensation expense of $— and $2, (vii) asset impairment charges of $— and $274, (viii) equity method basis adjustments of $10 and $49, (ix) losses on the modification or extinguishment of debt of $— and $4,724, (x) provision for income taxes of $1,371 and $— and (xi) other non-recurring items of $1 and $478, respectively.
(3) Includes the following items for the three months ended September 30, 2025: (i) Railroad severance expense of $7 and (ii) non-ordinary professional fees of $955. Includes the following items for the nine months ended September 30, 2025: (i) incidental utility rebillings of $650, (ii) loss on inventory heel of $385, (iii) Railroad severance expense of $305 and (iv) non-ordinary professional fees of $955.
(4) Includes the following items for the three months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $120 and $240, (ii) provision for (benefit from) income taxes of $14 and $(98), (iii) interest expense of $4,122 and $3,078, (iv) depreciation and amortization expense of $3,079 and $3,274, (v) changes in fair value of non-hedge derivative instruments of $(3) and $—, (vi) acquisition and transaction expenses of $52 and $—, (vii) interest and other costs on pension and OPEB liabilities of $(2) and $(1), (viii) asset impairment charges of $(2) and $—, (ix) losses on the modification or extinguishment of debt of $2 and $(175), (x) equity in earnings of unconsolidated entities of $31 and $—, (xi) dividends and accretion of redeemable preferred stock of $72 and $— and (xii) other non-recurring items of $(2) and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $344 and $939, (ii) provision for (benefit from) income taxes of $202 and $(374), (iii) interest expense of $11,768 and $7,906, (iv) depreciation and amortization expense of $9,219 and $9,855, (v) changes in fair value of non-hedge derivative instruments of $(3) and $—, (vi) acquisition and transaction expenses of $218 and $3, (vii) interest and other costs on pension and OPEB liabilities of $(5) and $1, (viii) asset impairment charges of $25 and $—, (ix) losses on the modification or extinguishment of debt of $360 and $1,975, (x) equity in earnings of unconsolidated entities of $31 and $—, (xi) dividends and accretion of redeemable preferred stock of $72 and $— and (xii) other non-recurring items of $61 and $—, respectively.

Revenue
Comparison of the three months ended September 30, 2025 and 2024
Total revenues increased $57.2 million due to higher revenues of $58.6 million in the Power and Gas segment and $1.4 million in the Jefferson Terminal segment, offset by lower revenues of $1.9 million in the Railroad segment and $1.0 million in the Repauno segment.
Rail revenues decreased $1.3 million primarily due to a decrease in both carloads and rates per car in the Railroad segment.
Terminal services revenues increased $0.8 million primarily due to an increase in average refined product throughput volumes in the Jefferson Terminal segment.
Power revenues increased $56.5 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $1.7 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Comparison of the nine months ended September 30, 2025 and 2024
Total revenues increased $108.3 million due to higher revenues of $117.7 million in the Power and Gas segment and $2.7 million in the Jefferson Terminal segment, offset by lower revenues of $9.0 million in the Railroad segment, $2.1 million in the Repauno segment and $1.0 million in the Corporate and Other segment.
Roadside services revenue decreased $1.9 million due to the decline of roadside services for FYX.
Rail revenues decreased $8.0 million primarily due to a decrease in both carloads and rates per car in the Railroad segment.
Terminal services revenues increased $1.7 million primarily due to an increase in average refined product throughput volumes in the Jefferson Terminal segment.
Power revenues increased $110.3 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $5.9 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Expenses
Comparison of the three months ended September 30, 2025 and 2024
Total expenses increased $29.4 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization and (iii) acquisition and transaction expenses.
Operating expenses increased $12.2 million which primarily reflects:
•an increase of $15.1 million primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment;
•a decrease of $0.7 million primarily due to lower costs associated with repairs and maintenance and insurance in the Jefferson Terminal segment; partially offset by
•a decrease of $1.0 million primarily due to lower labor costs at the Repauno segment; and
•a decrease of $2.2 million in the Railroad segment mainly due to decreased carloads.
Acquisition and transaction expenses increased $0.7 million primarily due to (i) an increase in consulting fees at the Repauno segment and (ii) higher professional fees for a potential acquisition in the Corporate and Other segment, partially offset by a decrease in legal and consulting expenses related to the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment.
Depreciation and amortization increased $15.3 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025, partially offset by a decrease at the Jefferson Terminal segment due to certain assets becoming fully depreciated.
Comparison of the nine months ended September 30, 2025 and 2024
Total expenses increased $79.9 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.
Operating expenses increased $27.9 million which primarily reflects:
•an increase of $36.4 million primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment;
•a decrease of $2.7 million primarily due to lower costs associated with repairs and maintenance and insurance in the Jefferson Terminal segment; partially offset by

•a decrease of $0.7 million primarily due to lower labor costs at the Repauno segment; and
•a decrease of $5.6 million in the Railroad segment mainly due to decreased carloads.
Acquisition and transaction expenses increased $11.1 million primarily due to (i) legal fees in the Railroad segment related to the Wheeling Acquisition, (ii) consulting fees in the Repauno segment and (iii) higher professional fees for a potential acquisition in the Corporate and Other segment.
Depreciation and amortization increased $33.6 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025, partially offset by a decrease at the Jefferson Terminal segment due to certain assets becoming fully depreciated.
Asset impairment increased $4.4 million due to an adjustment to railcars recorded in the Railroad segment.
Other income (expense)
Total other expense increased $84.2 million during the three months ended September 30, 2025 primarily due to:
•an increase in loss on modification or extinguishment of debt of $56.0 million primarily due to loss on extinguishment of the Senior Notes due 2027 in the Corporate and Other segment;
•an increase in interest expense of $41.8 million primarily due to an increase in the average outstanding debt of approximately $2.0 billion which consists of (i) $449.3 million for the Corporate Bridge Loan, (ii) $355.3 million for the Series 2025 Bonds, (iii) $17.8 million for the Series 2024 Bonds and (iv) $1.2 billion for Long Ridge Energy & Power LLC debt; and
•a decrease in gain on sale of assets of $2.7 million primarily due to a prior year gain from a sales leaseback transaction in the Jefferson Terminal segment; partially offset by
•an increase of $17.2 million in equity in earnings of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition, as well as the equity pickup of Wheeling in the current period.
Total other expense decreased $21.3 million during the nine months ended September 30, 2025 primarily due to:
•an increase of $45.2 million in equity in earnings of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year, while there were only two months of equity pickup of net income recognized in the current year since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition, as well as the equity pickup of Wheeling in the current period;
•an increase in gain on sale of assets of $117.3 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025; offset by
•an increase in loss on modification or extinguishment of debt of $50.9 million primarily due to (i) loss on modification or extinguishment of debt due to the payoff of the DRP Revolver and March 2025 Credit Agreement in the Repauno segment and (ii) loss on extinguishment of the Senior Notes due 2027 in the Corporate and Other segment;
•a decrease of $3.6 million in other income due to (i) a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025 at the Power and Gas segment, and (ii) a decrease from a prior year gain from the grant of a pipeline easement at the Jefferson Terminal segment, partially offset by (iii) an increase in other income at the Railroad segment related to pension and OPEB benefits due to favorable adjustments and (iv) an increase in other income at the Repauno segment related to interest on the Series 2025 Bonds funds; and
•an increase in interest expense of $86.8 million primarily due to an increase in the average outstanding debt of approximately $1.5 billion which consists of (i) $153.9 million for the Corporate Bridge Loan, (ii) $203.6 million for the Series 2025 Bonds, (iii) $119.1 million for the Series 2024 Bonds and (iv) $1.0 billion for Long Ridge Energy & Power LLC debt.
Provision for (benefit from) income taxes
Benefit from income taxes increased $37.5 million during the nine months ended September 30, 2025 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Net loss
Net loss increased $61.6 million and decreased $87.1 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $34.0 million and $173.7 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$402	$526	$(124)	$1,220	$1,319	$(99)
Rail revenues	42,511	44,255	(1,744)	126,464	135,412	(8,948)
Total revenues	42,913	44,781	(1,868)	127,684	136,731	(9,047)

Expenses
Operating expenses	22,562	24,723	(2,161)	67,631	73,266	(5,635)
Acquisition and transaction expenses	(459)	95	(554)	2,417	432	1,985
Depreciation and amortization	5,151	4,936	215	15,216	14,808	408
Asset impairment	—	—	—	4,401	—	4,401
Total expenses	27,254	29,754	(2,500)	89,665	88,506	1,159

Other income (expense)
Equity in earnings of unconsolidated entities	3,013	—	3,013	3,013	—	3,013
Gain (loss) on sale of assets, net	28	5	23	(96)	(158)	62
Interest expense	(80)	(78)	(2)	(331)	(245)	(86)
Other income	881	819	62	1,668	467	1,201
Total other income	3,842	746	3,096	4,254	64	4,190
Income before income taxes	19,501	15,773	3,728	42,273	48,289	(6,016)
Provision for income taxes	4,040	1,174	2,866	5,620	3,358	2,262
Net income	15,461	14,599	862	36,653	44,931	(8,278)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries - common stockholders	25	71	(46)	158	179	(21)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	12,487	12,487	—	12,487
Net income attributable to stockholders	$2,949	$14,528	$(11,579)	$24,008	$44,752	$(20,744)

The following table sets forth a reconciliation of net income attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income attributable to stockholders	$2,949	$14,528	$(11,579)	$24,008	$44,752	$(20,744)
Add: Provision for income taxes	4,040	1,174	2,866	5,620	3,358	2,262
Add: Equity-based compensation expense	354	547	(193)	1,070	1,127	(57)
Add: Acquisition and transaction expenses	(459)	95	(554)	2,417	432	1,985
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(470)	—	(470)	(470)	—	(470)
Add: Asset impairment charges	—	—	—	4,401	—	4,401
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	5,151	4,936	215	15,216	14,808	408
Add: Interest expense	80	78	2	331	245	86
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	8,408	—	8,408	8,408	—	8,408
Add: Dividends and accretion of redeemable preferred stock	12,487	—	12,487	12,487	—	12,487
Add: Interest and other costs on pension and OPEB liabilities	(265)	(248)	(17)	(794)	214	(1,008)
Add: Other non-recurring items (2)	7	—	7	305	—	305
Less: Equity in earnings of unconsolidated entities	(3,013)	—	(3,013)	(3,013)	—	(3,013)
Less: Non-controlling share of Adjusted EBITDA (3)	(141)	(30)	(111)	(263)	(77)	(186)
Adjusted EBITDA (Non-GAAP)	$29,128	$21,080	$8,048	$69,723	$64,859	$4,864
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2025: (i) net income of $5,185, (ii) depreciation and amortization expense of $1,852 and (iii) provision for income taxes of $1,371.
(2) Includes the following items for the three and nine months ended September 30, 2025: Railroad severance expense of $7 and $305, respectively.
(3) Includes the following items for the three months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $2 and $3, (ii) provision for income taxes of $22 and $6, (iii) depreciation and amortization expense of $25 and $22, (iv) acquisition and transaction expenses of $(4) and $—, (v) interest and other costs on pension and OPEB liabilities of $(2) and $(1), (vi) asset impairment charges of $(2) and $—, (vii) equity in earnings of unconsolidated entities of $31 and $—, (viii) dividends and accretion of redeemable preferred stock of $72 and $— and (ix) changes in fair value of non-hedge derivative instruments of $(3) and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $6 and $5, (ii) provision for income taxes of $32 and $13, (iii) interest expense of $2 and $1, (iv) depreciation and amortization expense of $87 and $56, (v) acquisition and transaction expenses of $14 and $1, (vi) interest and other costs on pension and OPEB liabilities of $(5) and $1, (vii) asset impairment charges of $25 and $—, (viii) equity in earnings of unconsolidated entities of $31 and $—, (ix) dividends and accretion of redeemable preferred stock of $72 and $—, (x) changes in fair value of non-hedge derivative instruments of $(3) and $— and (xi) other non-recurring items of $2 and $—, respectively.
Revenues
Total revenues decreased $1.9 million and $9.0 million during the three and nine months ended September 30, 2025, respectively, primarily due to both a decrease in carloads and rates per car.
Expenses
Total expenses decreased $2.5 million during the three months ended September 30, 2025 which primarily reflects a decrease in operating expenses mainly due to decreased carloads.
Total expenses increased $1.2 million during the nine months ended September 30, 2025 which primarily reflects (i) an increase in asset impairment of $4.4 million related to a railcar adjustment and (ii) an increase in acquisition and transaction costs of $2.0 million related to the Wheeling Acquisition, partially offset by a decrease in operating expenses of $5.6 million mainly due to decreased carloads.
Other income (expense)
Total other income increased $3.1 million and $4.2 million during the three and nine months ended September 30, 2025, respectively, which primarily reflects an increase in equity earnings of unconsolidated entities related to the acquisition of Wheeling and an increase in other income related to pension and OPEB benefits due to favorable adjustments.

Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $8.0 million and $4.9 million during the three and nine months ended September 30, 2025, respectively, primarily due to the activity noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Lease income	$808	$787	$21	$2,573	$2,386	$187
Terminal services revenues	20,323	18,895	1,428	59,635	57,086	2,549
Total revenues	21,131	19,682	1,449	62,208	59,472	2,736

Expenses
Operating expenses	16,400	17,138	(738)	51,512	54,245	(2,733)
Acquisition and transaction expenses	—	—	—	68	10	58
Depreciation and amortization	11,358	11,988	(630)	33,888	36,618	(2,730)
Total expenses	27,758	29,126	(1,368)	85,468	90,873	(5,405)

Other income (expense)
Gain on sale of assets, net	—	2,753	(2,753)	—	2,753	(2,753)
Gain (loss) on modification or extinguishment of debt	13	747	(734)	(736)	(8,423)	7,687
Interest expense	(17,064)	(13,107)	(3,957)	(49,688)	(33,594)	(16,094)
Other income	499	916	(417)	2,507	4,453	(1,946)
Total other expense	(16,552)	(8,691)	(7,861)	(47,917)	(34,811)	(13,106)
Loss before income taxes	(23,179)	(18,135)	(5,044)	(71,177)	(66,212)	(4,965)
(Benefit from) provision for income taxes	(39)	(426)	387	720	(1,592)	2,312
Net loss	(23,140)	(17,709)	(5,431)	(71,897)	(64,620)	(7,277)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,162)	(9,700)	(1,462)	(32,825)	(31,339)	(1,486)
Net loss attributable to stockholders	$(11,978)	$(8,009)	$(3,969)	$(39,072)	$(33,281)	$(5,791)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(11,978)	$(8,009)	$(3,969)	$(39,072)	$(33,281)	$(5,791)
Add: (Benefit from) provision for income taxes	(39)	(426)	387	720	(1,592)	2,312
Add: Equity-based compensation expense	332	673	(341)	1,167	3,533	(2,366)
Add: Acquisition and transaction expenses	—	—	—	68	10	58
Add: (Gains) losses on the modification or extinguishment of debt and capital lease obligations	(13)	(747)	734	736	8,423	(7,687)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	12,591	13,221	(630)	37,586	39,860	(2,274)
Add: Interest expense	17,064	13,107	3,957	49,688	33,594	16,094
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(6,933)	(6,055)	(878)	(20,837)	(19,654)	(1,183)
Adjusted EBITDA (Non-GAAP)	$11,024	$11,764	$(740)	$30,056	$30,893	$(837)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $11,358 and $11,988 and (ii) capitalized contract costs amortization of $1,233 and $1,233, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $33,888 and $36,618 and (ii) capitalized contract costs amortization of $3,698 and $3,242, respectively.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $77 and $157, (ii) provision for (benefit from) income taxes of $(9) and $(100), (iii) interest expense of $3,952 and $3,073, (iv) depreciation and amortization expense of $2,916 and $3,100 and (v) losses on the modification or extinguishment of debt of $(3) and $(175), respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $271 and $828, (ii) provision for (benefit from) income taxes of $167 and $(373), (iii) interest expense of $11,508 and $7,876, (iv) depreciation and amortization expense of $8,705 and $9,346, (v) acquisition and transaction expenses of $16 and $2 and (vi) losses on the modification or extinguishment of debt of $170 and $1,975, respectively.
Revenues
Total revenues increased $1.4 million and $2.7 million during the three and nine months ended September 30, 2025, respectively, due to an increase in average refined product throughput volumes.
Expenses
Total expenses decreased $1.4 million during the three months ended September 30, 2025 which primarily reflects:
•a decrease in operating expenses of $0.7 million primarily due to lower costs associated with repairs and maintenance and insurance; and
•a decrease in depreciation and amortization of $0.6 million due to certain assets becoming fully depreciated.
Total expenses decreased $5.4 million during the nine months ended September 30, 2025 which primarily reflects:
•a decrease in operating expenses of $2.7 million primarily due to lower costs associated with repairs and maintenance and insurance; and
•a decrease in depreciation and amortization of $2.7 million due to certain assets becoming fully depreciated.
Other income (expense)
Total other expense increased $7.9 million during the three months ended September 30, 2025, which reflects (i) a decrease in gain on modification or extinguishment of debt of $0.7 million related to a prior year gain on extinguishment of debt, (ii) an increase in interest expense of $4.0 million related to additional borrowings and (iii) a decrease of $2.8 million from a prior year gain from a sales leaseback transaction.
Total other expense increased $13.1 million during the nine months ended September 30, 2025, which reflects (i) an increase in interest expense of $16.1 million related to additional borrowings, (ii) a decrease in other income of $1.9 million primarily from a prior year gain from the grant of a pipeline easement and (iii) a decrease of $2.8 million from a prior year gain from a sales leaseback transaction, partially offset by a decrease in loss on modification or extinguishment of debt of $7.7 million due to the prior year loss on extinguishment of debt related to the Series 2024 Bond issuance.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.7 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Terminal services revenues	$2,954	$3,951	$(997)	$9,477	$11,892	$(2,415)
Other revenue	—	—	—	280	—	280
Total revenues	2,954	3,951	(997)	9,757	11,892	(2,135)

Expenses
Operating expenses	5,724	6,764	(1,040)	17,839	18,533	(694)
Acquisition and transaction expenses	998	—	998	3,294	—	3,294
Depreciation and amortization	2,489	2,489	—	7,479	7,413	66
Total expenses	9,211	9,253	(42)	28,612	25,946	2,666

Other (expense) income
Loss on modification or extinguishment of debt	—	—	—	(3,324)	—	(3,324)
Interest expense	(3,012)	(92)	(2,920)	(4,530)	(480)	(4,050)
Other income	2,761	—	2,761	2,864	—	2,864
Total other expense	(251)	(92)	(159)	(4,990)	(480)	(4,510)
Loss before income taxes	(6,508)	(5,394)	(1,114)	(23,845)	(14,534)	(9,311)
Provision for (benefit from) income taxes	19	(73)	92	56	(234)	290
Net loss	(6,527)	(5,321)	(1,206)	(23,901)	(14,300)	(9,601)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(360)	(334)	(26)	(1,331)	(893)	(438)
Net loss attributable to stockholders	$(6,167)	$(4,987)	$(1,180)	$(22,570)	$(13,407)	$(9,163)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders	$(6,167)	$(4,987)	$(1,180)	$(22,570)	$(13,407)	$(9,163)
Add: Provision for (benefit from) income taxes	19	(73)	92	56	(234)	290
Add: Equity-based compensation expense	718	1,306	(588)	1,170	1,731	(561)
Add: Acquisition and transaction expenses	998	—	998	3,294	—	3,294
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	3,324	—	3,324
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,489	2,489	—	7,479	7,413	66
Add: Interest expense	3,012	92	2,920	4,530	480	4,050
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (1)	—	—	—	1,035	—	1,035
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(409)	(233)	(176)	(1,192)	(574)	(618)
Adjusted EBITDA (non-GAAP)	$660	$(1,406)	$2,066	$(2,874)	$(4,591)	$1,717
________________________________________________________
(1) Includes the following items for the nine months ended September 30, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $41 and $80, (ii) provision for (benefit from) income taxes of $1 and $(4), (iii) interest expense of $170 and $5, (iv) depreciation and amortization expense of $138 and $152, (v) acquisition and transaction expenses of $56 and $—, (vi) losses on the modification or extinguishment of debt of $5 and $— and (vii) other non-recurring items of $(2) and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) equity-based compensation expense of $67 and $106, (ii) provision for (benefit from) income taxes of $3 and $(14), (iii) interest expense of $258 and $29, (iv) depreciation and amortization expense of $427 and $453, (v) acquisition and transaction expenses of $188 and $—, (vi) losses on the modification or extinguishment of debt of $190 and $— and (vii) other non-recurring items of $59 and $—, respectively.
Revenues
Total revenues decreased $1.0 million and $2.1 million during the three and nine months ended September 30, 2025, respectively, primarily due to lower volumes stemming from the terminal’s existing butane throughput contract that ended in March 2025, partially offset by the commencement of a new butane throughput contract in April 2025.
Expenses
Total expenses decreased $0.1 million during the three months ended September 30, 2025, which primarily reflects:
•a decrease in operating expenses of $1.0 million associated with lower labor costs; offset by
•an increase in acquisition and transaction expenses of $1.0 million related to consulting fees.
Total expenses increased $2.7 million during the nine months ended September 30, 2025, which primarily reflects:
•a decrease in operating expenses of $0.7 million associated with lower labor costs; partially offset by
•an increase in acquisition and transaction expenses of $3.3 million related to consulting fees.
Other (expense) income
Total other expense increased $0.2 million during the three months ended September 30, 2025, which primarily reflects an increase in interest expense of $2.9 million related to additional borrowings, partially offset by an increase in other income of $2.8 million from the interest on the Series 2025 Bond funds.
Total other expense increased $4.5 million during the nine months ended September 30, 2025, which primarily reflects (i) an increase in interest expense of $4.1 million related to additional borrowings and (ii) an increase in loss on modification or extinguishment of debt of $3.3 million due to the payoff of the DRP Revolver and March 2025 Credit Agreement, partially offset by an increase in other income of $2.9 million from the interest on the Series 2025 Bond funds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.1 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Terminal services revenues	$393	$—	$393	$1,547	—	$1,547
Power revenues	56,517	—	56,517	110,307	—	110,307
Gas revenues	1,724	—	1,724	5,870	—	5,870
Total revenues	58,634	—	58,634	117,724	—	117,724

Expenses
Operating expenses	15,111	1	15,110	37,448	1,023	36,425
Acquisition and transaction expenses	162	1,681	(1,519)	2,628	2,079	549
Depreciation and amortization	15,568	—	15,568	36,676	—	36,676
Total expenses	30,841	1,682	29,159	76,752	3,102	73,650

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	(10,474)	10,474	10,588	(24,847)	35,435
Gain on sale of assets, net	—	—	—	119,952	—	119,952
Loss on modification or extinguishment of debt	(47)	—	(47)	(47)	—	(47)
Interest expense	(27,956)	—	(27,956)	(61,760)	—	(61,760)
Other income	776	3,594	(2,818)	3,361	8,787	(5,426)
Total other (expense) income	(27,227)	(6,880)	(20,347)	72,094	(16,060)	88,154
Income (loss) before income taxes	566	(8,562)	9,128	113,066	(19,162)	132,228
Benefit from income taxes	—	—	—	(42,457)	—	(42,457)
Net income (loss) attributable to stockholders	$566	$(8,562)	$9,128	$155,523	$(19,162)	$174,685

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income (loss) attributable to stockholders	$566	$(8,562)	$9,128	$155,523	$(19,162)	$174,685
Add: Benefit from income taxes	—	—	—	(42,457)	—	(42,457)
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	162	1,681	(1,519)	2,628	2,079	549
Add: Losses on the modification or extinguishment of debt and capital lease obligations	47	—	47	47	—	47
Add: Changes in fair value of non-hedge derivative instruments	681	—	681	681	—	681
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense(1)	6,330	—	6,330	22,706	—	22,706
Add: Interest expense	27,956	—	27,956	61,760	—	61,760
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(2)	—	7,512	(7,512)	6,503	22,579	(16,076)
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses (earnings) of unconsolidated entities	—	10,474	(10,474)	(10,588)	24,847	(35,435)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (non-GAAP)	$35,742	$11,105	$24,637	$196,803	$30,343	$166,460
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $15,568 and $— and (ii) amortization of other comprehensive income of $(9,238) and $—, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) depreciation and amortization expense of $36,676 and $— and (ii) amortization of other comprehensive income of $(13,970) and $—, respectively.
(2) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net loss of $— and $(10,489), (ii) interest expense of $— and $9,544, (iii) depreciation and amortization expense of $— and $6,217, (iv) acquisition and transaction expenses of $— and $47, (v) changes in fair value of non-hedge derivative instruments of $— and $(2,572), (vi) asset impairment charges of $— and $24, (vii) equity method basis adjustments of $— and $17 and (viii) losses on the modification or extinguishment of debt of $— and $4,724, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net income (loss) of $10,576 and $(24,895), (ii) interest expense of $6,352 and $28,219, (iii) depreciation and amortization expense of $2,185 and $18,025, (iv) acquisition and transaction expenses of $201 and $97, (v) changes in fair value of non-hedge derivative instruments of $(12,822) and $(4,394), (vi) equity-based compensation expense of $— and $2, (vii) asset impairment charges of $— and $274, (viii) equity method basis adjustments of $10 and $49, (ix) losses on the modification or extinguishment of debt of $— and $4,724 and (x) other non-recurring items of $1 and $478, respectively.
Revenues
Total revenues increased $58.6 million and $117.7 million during the three and nine months ended September 30, 2025, respectively, primarily due to an increase in power plant revenue as well as an increase in gas revenues as a result of the acquisition of 100% of Long Ridge in February 2025.
Expenses
Total expenses increased $29.2 million and $73.7 million during the three and nine months ended September 30, 2025, respectively, which reflects:
•an increase in operating expenses of $15.1 million and $36.4 million, respectively, primarily related to increased Ohio GasCo LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025; and
•an increase in depreciation and amortization expense of $15.6 million and $36.7 million, respectively, related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of 100% of Long Ridge during February 2025; partially offset by
•a decrease in acquisition and transaction expenses of $1.5 million for the three months ended September 30, 2025 due to a decrease in legal and consulting expenses related to the acquisition of 100% of Long Ridge in February 2025.

Other (expense) income
Total other expense increased $20.3 million during the three months ended September 30, 2025 which reflects:
•an increase in interest expense of $28.0 million related to interest expense on the Long Ridge debt that is now consolidated; and
•a decrease in other income of $2.8 million related to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025; offset by
•a decrease in equity in losses of unconsolidated entities of $10.5 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition.
Total other income increased $88.2 million during the nine months ended September 30, 2025 which reflects:
•an increase in equity in earnings of unconsolidated entities of $35.4 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year, while there were only two months of equity pickup of net income recognized in the current year since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition; and
•an increase in gain on sale of asset of $120.0 million related to the acquisition of 100% of Long Ridge in February 2025; offset by
•an increase in interest expense of $61.8 million related to interest expense on the Long Ridge debt that is now consolidated; and
•a decrease in other income of $5.4 million related to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of 100% of Long Ridge in February 2025.
Benefit from income taxes
Benefit from income taxes increased $42.5 million during the nine months ended September 30, 2025 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $24.6 million and $166.5 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Expenses
Operating expenses	—	—	—	2	7	(5)
Total expenses	—	—	—	2	7	(5)

Other (expense) income
Equity in losses of unconsolidated entities	(85)	(3,844)	3,759	(7,404)	(14,182)	6,778
Other income	564	1,206	(642)	1,829	2,156	(327)
Total other income (expense)	479	(2,638)	3,117	(5,575)	(12,026)	6,451
Net income (loss) attributable to stockholders	$479	$(2,638)	$3,117	$(5,577)	$(12,033)	$6,456

The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net income (loss) attributable to stockholders	$479	$(2,638)	$3,117	$(5,577)	$(12,033)	$6,456
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive Allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(85)	(1,879)	1,794	(2,150)	(7,465)	5,315
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	85	3,844	(3,759)	7,404	14,182	(6,778)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$479	$(673)	$1,152	$(323)	$(5,316)	$4,993
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net loss of $(85) and $(3,845), (ii) interest expense of $— and $1,272 and (iii) depreciation and amortization expense of $— and $694, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net loss of $(4,133) and $(14,182), (ii) interest expense of $1,284 and $4,651 and (iii) depreciation and amortization expense of $699 and $2,066, respectively.
Other (expense) income
Total other income increased $3.1 million and $6.5 million during the three and nine months ended September 30, 2025, respectively, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.2 million and $5.0 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Revenues
Rail revenues	395	—	395	908	—	908
Roadside services revenues	$14,529	$14,897	$(368)	$40,722	$42,638	$(1,916)
Total revenues	14,924	14,897	27	41,630	42,638	(1,008)

Expenses
Operating expenses	15,188	14,140	1,048	42,033	41,492	541
General and administrative	3,202	2,989	213	12,177	10,690	1,487
Acquisition and transaction expenses	2,520	750	1,770	7,033	1,852	5,181
Management fees and incentive allocation to affiliate	3,782	2,807	975	10,004	8,584	1,420
Depreciation and amortization	247	79	168	564	1,337	(773)
Total expenses	24,939	20,765	4,174	71,811	63,955	7,856

Other income (expense)
Equity in earnings of unconsolidated entities	—	10	(10)	50	31	19
Loss on modification or extinguishment of debt	(55,174)	—	(55,174)	(55,174)	—	(55,174)
Interest expense	(25,200)	(18,236)	(6,964)	(59,319)	(54,477)	(4,842)
Other income	73	2	71	70	2	68
Total other expense	(80,301)	(18,224)	(62,077)	(114,373)	(54,444)	(59,929)
Loss before income taxes	(90,316)	(24,092)	(66,224)	(144,554)	(75,761)	(68,793)
Provision for (benefit from) income taxes	1,061	(767)	1,828	580	448	132
Net loss	(91,377)	(23,325)	(68,052)	(145,134)	(76,209)	(68,925)
Less: Dividends and accretion of redeemable preferred stock	12,824	16,978	(4,154)	55,622	51,563	4,059
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(104,201)	$(40,303)	$(63,898)	$(200,756)	$(127,772)	$(72,984)

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024		2025	2024
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(104,201)	$(40,303)	$(63,898)	$(200,756)	$(127,772)	$(72,984)
Add: Provision for (benefit from) income taxes	1,061	(767)	1,828	580	448	132
Add: Equity-based compensation expense	118	103	15	278	377	(99)
Add: Acquisition and transaction expenses	2,520	750	1,770	7,033	1,852	5,181
Add: Losses on the modification or extinguishment of debt and capital lease obligations	55,174	—	55,174	55,174	—	55,174
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	247	79	168	564	1,337	(773)
Add: Interest expense	25,200	18,236	6,964	59,319	54,477	4,842
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	(8)	8	(38)	(24)	(14)
Add: Dividends and accretion of redeemable preferred stock	12,824	16,978	(4,154)	55,622	51,563	4,059
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (2)	955	—	955	955	—	955
Less: Equity in earnings of unconsolidated entities	—	(10)	10	(50)	(31)	(19)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$(6,102)	$(4,942)	$(1,160)	$(21,319)	$(17,773)	$(3,546)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2025 and 2024: (i) net loss of $— and $(18) and (ii) interest expense of $— and $10, respectively. Includes the following items for the nine months ended September 30, 2025 and 2024: (i) net loss of $(50) and $(55) and (ii) interest expense of $12 and $31, respectively.
(2) Includes the following items for the three and nine months ended September 30, 2025 and 2024: non-ordinary professional fees of $955.
Revenues
Total revenues decreased $1.0 million during the nine months ended September 30, 2025 primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses increased $4.2 million during the three months ended September 30, 2025, which primarily reflects an increase in acquisition and transaction expenses of $1.8 million primarily due to higher professional fees for a potential acquisition.
Total expenses increased $7.9 million during the nine months ended September 30, 2025, respectively, which primarily reflects:
•an increase in general and administrative expenses of $1.5 million due to higher professional fees; and
•an increase in acquisition and transaction expenses of $5.2 million primarily due to higher professional fees for a potential acquisition; partially offset by
•a decrease in depreciation and amortization expense of $0.8 million primarily due to assets that became fully depreciated.
Other income (expense)
Total other expense increased $62.1 million and $59.9 million during the three and nine months ended September 30, 2025, respectively, due to loss on extinguishment of the Senior Notes due 2027 during the current quarter.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.2 million and $3.5 million during the three and nine months ended September 30, 2025, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
As discussed in Note 2 to the consolidated financial statements, as part of the evaluation under ASC 205-40, management reviewed its debt maturities over the next 12 months and concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, the repayment of $1.55 billion of debt due in approximately 12 months. In performing the second step of this assessment, the Company evaluated whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable that those plans will alleviate the liquidity risk raised in the first step of the evaluation. Management approved and has begun implementing a plan to alleviate liquidity risk by (i) refinancing the Jefferson Taxable Series 2024B Bonds and issuing a new term loan with a multi-year maturity, (ii) refinancing the existing $1.25 billion term loan through the issuance of new long-term senior notes and (iii) the consummation of the Wheeling Acquisition. If fully implemented, the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for investing activities was $1.1 billion and $89.6 million during the nine months ended September 30, 2025 and 2024, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of September 30, 2025, (ii) revenues from our infrastructure business net of operating expenses and (iii) proceeds from borrowings.
•Cash flows used in operating activities were $115.3 million and $7.2 million during the nine months ended September 30, 2025 and 2024, respectively.
•During the nine months ended September 30, 2025, additional borrowings were obtained in connection with (i) the May 2025 Long Ridge Credit Agreement of $40.0 million, (ii) the June 2025 Jefferson Credit Agreement of $30.0 million, (iii) the DRP DB Term Loan of $100.0 million, (iv) the Series 2025 Bonds of $300.0 million and (v) the Bridge Loan Credit Agreement of $1.25 billion. Additionally, during the nine months ended September 30, 2025, we acquired the (i) Long Ridge CanAm loan of $115.2 million, (ii) Senior Secured Notes due 2032 of $600.0 million, (iii) February 2025 Long Ridge Credit Agreement of $400.0 million and (iv) Long Ridge GCM Note of $20.0 million in connection with the acquisition of Long Ridge Energy & Power LLC (see Note 3 for additional details). In May 2025, we used a portion of the net proceeds from the Series 2025 Bonds and DRP DB Term Loan to repay (i) the March 2025 Repauno Credit Agreement of $30.0 million, (ii) the October 2024 Jefferson Credit Agreement of $50.0 million and (iii) the DRP Revolver of $44.3 million. In August 2025, we used a portion of the net proceeds from the Bridge Loan Credit Agreement to redeem the Senior Notes due 2027. During the nine months ended September 30, 2024, additional borrowings were obtained in connection with the (i) April 2024 Jefferson Credit Agreement of $75.0 million and (ii) Series 2024 Bond Offering of $382.3 million. In June 2024, we used a portion of the net proceeds from the Series 2024 Bonds to (i) repay the April 2024 Jefferson Credit Agreement of $75.0 million, (ii) fund the $108.0 million for the Tender Offer and (iii) refinance the Taxable Series 2020B Bonds of $79.1 million. In August 2024, we used a portion of the net proceeds from the Series 2024 Bonds to repurchase and cancel a portion of the Tax Exempt Series 2021A Bonds of $6.0 million.
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

Historical Cash Flow
Comparison of the nine months ended September 30, 2025 and 2024
The following table compares the historical cash flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flow Data:
Net cash used in operating activities	$(115,255)	$(7,223)
Net cash used in investing activities	(1,096,879)	(89,638)
Net cash provided by financing activities	1,418,754	154,015
Net cash used in operating activities increased $108.0 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in equity in earnings of unconsolidated entities of $45.2 million, (ii) changes in working capital of $84.5 million, (iii) an increase in gain on sale of subsidiaries of $120.0 million, (iv) changes in deferred income taxes of $37.3 million and (v) an increase in amortization of other comprehensive income of $14.0 million, partially offset by (i) an increase in net income of $87.1 million, (ii) an increase in depreciation and amortization of $33.6 million, (iii) an increase in loss on modification or extinguishment of debt of $50.9 million, (iv) an increase in amortization of bond discount of $5.6 million, (v) an increase in amortization of deferred financing costs of $5.0 million, (vi) an increase in asset impairment of $4.4 million, (vii) a decrease in gain on sale of easement of $3.5 million and (viii) a decrease in gain on sale of assets, net of $2.7 million.
Net cash used in investing activities increased $1.0 billion, primarily due to (i) an increase in the acquisition of business of $226.6 million, (ii) an increase in proceeds from investor loan of $11.0 million, (iii) a decrease in the investment of equity instruments of $5.0 million, (iv) an increase in investment in convertible promissory notes of $31.5 million, (v) an increase in proceeds from the sale of property, plant and equipment of $2.1 million and (vi) a decrease in the acquisition of leasing equipment of $1.0 million, offset by (i) an increase in the acquisition of property, plant and equipment of $161.3 million, (ii) an increase in the investment in unconsolidated entities of $1.1 billion and (iii) a decrease in proceeds from sale of easement of $3.5 million.
Net cash used in financing activities increased $1.3 billion, primarily due to (i) an increase in the payment of cash dividends on preferred stock of $15.8 million, (ii) an increase in redeemable preferred stock issuance costs of $20.6 million, (iii) an increase in payment of financing costs of $49.5 million, (iv) an increase in repayment of debt of $515.8 million and (v) an increase in repayment of preferred stock of $447.1 million, partially offset by (i) an increase in proceeds from debt of $1.3 billion, (ii) an increase in proceeds from the issuance of redeemable preferred stock of $1.0 billion, (iii) a decrease in distributions to non-controlling interests of $15.0 million, (iv) a decrease in settlement of equity-based compensation of $2.0 million and (v) an increase in proceeds from issuance of common stock of $2.7 million.
Debt Obligations
Refer to Note 8 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2025, we had outstanding principal and interest payment obligations of $3.8 billion and $1.3 billion, respectively, of which, there are $1.6 billion of principal payments due and $245.5 million of interest payments due within the next twelve months. See Note 8 to the consolidated financial statements for additional information about our debt obligations.
Unrestricted subsidiaries of FTAI Infrastructure Inc., including Long Ridge Energy & Power LLC, do not guarantee nor are they subject to the restrictive covenants of the agreements governing the indebtedness of FTAI Infrastructure Inc. As of September 30, 2025, the assets of these unrestricted subsidiaries accounted for approximately 32% of our total assets.
Lease Obligations—As of September 30, 2025, we had outstanding operating and finance lease obligations of $171.0 million, of which $10.0 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $17.9 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for nine months. See Note 17 for additional information related to our preferred stock obligations.
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
As of September 30, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $15.4 million or a decrease of approximately $15.4 million in interest expense over the next 12 months.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, have created in the past and may continue to create difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or political environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related political or economic responses, the U.S. federal government shutdown, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S. and other countries, may put further upward or downward pressure on prices for such commodities. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
The Railroad segment faces competition from other railroads and other transportation providers.
The Railroad segment faces competition from other railroads, motor carriers, ships, barges, and pipelines. We operate in some corridors served by other railroads and motor carriers. In addition to price competition, we face competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure. Additionally, we must build or acquire and maintain our rail system, while trucks, barges, and maritime operators are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our rail services, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.
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
Restrictive covenants in our debt agreements and the certificate of designations for our Series B Preferred Stock may adversely affect us.
The instruments governing our outstanding debt contain, and the certificates of designations for our Series B Preferred Stock (see Note 17 — Series B Preferred Stock - Redeemable Convertible Preferred Stock) contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
•incur indebtedness;
•issue equity interests of the Company ranking pari passu with, or senior in priority to, the Series B Preferred Stock;
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
We earned approximately 29% and 33%, respectively, of total revenues for the three and nine months ended September 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 10% of total revenues for both the three and nine months ended September 30, 2025 from one customer in the Jefferson Terminal segment. We earned approximately 50% of total revenues for both the three and nine months ended September 30, 2024 from one customer in the Railroad segment. Additionally, we earned approximately 13% of total revenues for both the three and nine months ended September 30, 2024, from one customer in the Jefferson Terminal segment. As of September 30, 2025, accounts receivable from four customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 62% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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
We are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing is different from the historical access to and cost of debt financing under FTAI. Differences in access to and cost of debt financing may result in differences in the interest rates charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings and/or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Risks Related to the Wheeling Acquisition
Following the closing of the Wheeling Acquisition, Wheeling is being held in a voting trust pending authorization of the Wheeling Acquisition by the Surface Transportation Board. During the trust period, the Company does not control Wheeling, but Wheeling’s operational and financial performance could have an adverse effect on the Company’s financial condition or results of operations.
At closing, the voting stock of Wheeling was deposited into an irrevocable voting trust that insulates Wheeling from control by the Company pending authorization of the Wheeling Acquisition by the federal Surface Transportation Board (the “STB”). During the trust period, the Company holds a 100% beneficial ownership interest in Wheeling but will not control Wheeling until STB control approval is obtained. Until that time, Wheeling will be managed by its current executive team overseen by the trustee of the voting trust, who also was appointed as the sole director of Wheeling during the trust period.
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
There can be no assurance as to whether and when final STB approval of the Wheeling Acquisition will be obtained. If final approval is not obtained, we will be prevented from exercising control over Wheeling and we will be required to use our reasonable best efforts to sell or otherwise dispose of our trust interests in Wheeling within two years of an STB order denying approval which is final and no longer subject to review by the courts (“STB Denial”) (or such extension of that period as the STB may approve), in accordance with the terms of the voting trust agreement entered into between RR Holdings and John Giles, as trustee. The market and divestiture alternatives for the trust interests might be limited, and such a disposition could cause the Company to incur significant losses and expenses in connection with the transaction, which could have a significant adverse impact on the business and financial condition of the Company.
If final approval from the STB is not obtained by August 25, 2026 or there is an STB Denial, upon the earlier of a sale to a third party of the trust interests in Wheeling or two years after such date or the date of the STB Denial, to the extent not prohibited by law, RR Holdings will be required to redeem all RR Holdings Series A Preferred Units, the Series A Warrants - RailCo and/or the common units that have been issued upon exercise of the Series A Warrants - RailCo in cash at a redemption price determined in accordance with the Limited Liability Company Agreement of RR Holdings, dated August 25, 2025 (the “LLC Agreement”). RR

Holdings may not have sufficient funds or other resources to satisfy such repurchase obligation, which could have a significant adverse impact on the business and financial condition of the Company.
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
Wheeling faces competition from other railroads and other transportation providers.
Wheeling faces competition from other railroads, motor carriers, ships, barges, and pipelines. Wheeling operates in some corridors served by other railroads and motor carriers. In addition to price competition, Wheeling faces competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure. Additionally, Wheeling must build or acquire and maintain its rail system, while trucks, barges, and maritime operators are able to use public rights-of-

way maintained by public entities. Any of the following could also affect the competitiveness of our rail services, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.
Wheeling has material customer concentration, with a limited number of customers accounting for a material portion of our revenues.
Wheeling earned approximately 40% of its total revenues for the nine months ended September 30, 2025 from two customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for Wheeling’s services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, Wheeling could be pressured to reduce the prices it charges for its services or could lose a major customer. Any such development could have a significant adverse impact on the business and financial condition of the Company.
The future results of the Company may be adversely impacted if the Company does not effectively manage its expanded operations following the completion of the Wheeling Acquisition.
In connection with the completion of the Wheeling Acquisition, the size of the Company’s business has increased significantly. Following receipt of final approval from the STB, the Company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of Wheeling, but also the increased scale and scope of the combined business with its associated increased costs and complexity.
Wheeling is a private company and has not been required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
Wheeling is a privately-held company not subject to Sarbanes-Oxley. Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). As a private company, Wheeling is not required to comply with the requirements of Sarbanes-Oxley.
Upon receipt of final approval from the STB, we expect to begin applying our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Wheeling. This process will require us to expend a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. Even after expending such resources, we cannot assure you that we will be able to conclude that our internal controls over financial reporting with respect to Wheeling are effective within the time frame required. If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect the combined company.
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
Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing.
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

*	2.3
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

	4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, filed March 27, 2024).
4.2
Indenture, dated as of February 19, 2025, among Long Ridge Energy LLC, Long Ridge Energy Generation LLC, Ohio GasCo LLC and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 25, 2025).

	4.3	Form of 8.750% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed February 25, 2025).
9.1
Voting Trust Agreement, dated as of August 25, 2025, by and among FIP RR Holdings LLC and John Giles (incorporated by reference to Exhibit 9.1 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

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

	10.10	Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated February 1, 2020, from Jefferson 2020 Bond Borrower LLC, as grantor, and Jefferson 2020 Bond Lessee LLC, as grantor, to Ken N. Whitlow, as Deed of Trust Trustee for the benefit of Deutsche Bank National Trust Company, as beneficiary (incorporated by reference to Exhibit 10.17 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
	10.11	Amended and Restated Lease and Development Agreement, effective as of January 1, 2020, by and between Port of Beaumont Navigation District of Jefferson County, Texas, as lessor, and Jefferson 2020 Bond Lessee LLC, as lessee (incorporated by reference to Exhibit 10.18 of Fortress Transportation and Infrastructure Investors LLC’s Quarterly Report on Form 10-Q, filed on May 1, 2020).
10.12
Facilities Lease and Development Agreement, dated as of June 1, 2024 and effective as of June 20, 2024, between Jefferson 2020 Bond Lessee LLC and Port of Beaumont Navigation District of Jefferson County, Texas (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 20, 2024).

10.13
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

	Exhibit No.	Description
	10.14
Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC (incorporated by reference to Exhibit 10.1 of Fortress Transportation and Infrastructure Investors LLC’s Current Report on Form 8-K, filed on June 8, 2021).

	10.15
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

*	10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to the Company’s Registration Statement on Form 10, filed July 1, 2022).
	10.17
Investor Rights Agreement, dated August 1, 2022, between FTAI Infrastructure Inc. and the parties listed thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed August 1, 2022).

	10.18
Warrant Agreement, dated August 1, 2022, between FTAI Infrastructure Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022).

	10.19	Trademark License Agreement, dated as of August 1, 2022, between Fortress Transportation and Infrastructure Investors LLC and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.20	Form of Letter sent to FTAI’s option holders describing the equitable adjustment to FTAI’s options (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	10.21	Investor Rights Agreement, dated as of February 26, 2025, by and among FTAI Infrastructure Inc., Labor Impact Fund, L.P., LIF AIV 1, L.P., Labor Impact Feeder Fund, L.P. and Labor Impact Real Estate (Cayman) Holdings, L.P (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 27, 2025).
	10.22	Amended and Restated Warrant Agreement, dated as of February 26, 2025, by and between FTAI Infrastructure Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed February 27, 2025).
	10.23
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

*	10.24
Collateral Agency, Intercreditor and Accounts Agreement, dated as of May 28, 2025, by and among DRP Urban Renewal 4, LLC, Delaware River Partners LLC, the other Repauno Entities (as defined therein), Repauno Financing Holdco LLC, UMB Bank, N.A., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 3, 2025).

	10.25
Lease Agreement, dated as of May 28, 2025, by and between DRP Urban Renewal 4, LLC and the New Jersey Economic Development Authority (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 3, 2025).

	10.26
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

*	10.27	Senior Secured Credit Agreement, dated as of May 28, 2025, by and among DRP Urban Renewal 4, LLC, Delaware River Partners LLC, Deutsche Bank Company Americas, Deutsche Bank AG, New York Branch, and the several lenders party from time to time thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 3, 2025).
*	10.28
Credit Agreement, dated as of August 25, 2025, among FTAI Infrastructure Inc., the guarantors from time to time party thereto, the Lenders from time to time party thereto and BARCLAYS, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

*	10.29
Amended and Restated Limited Liability Company Agreement of FIP RR Holdings LLC, dated as of August 25, 2025, by and among FIP RR Holdings LLC, FTAI Infrastructure Inc. (solely with respect to Section 2.3(c) and Section 12.21) and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

*	10.30
Warrant Agreement, dated as of August 25, 2025, by and among FIP RR Holdings LLC, FTAI Infrastructure Inc. (solely with respect to Section 7 and Section 14) and the holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

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
	101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	Exhibit No.	Description
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	October 31, 2025
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	October 31, 2025
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer