Form 10-K
period 2025-12-31
FTAI Infrastructure Inc.
filed 2026-03-16
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $698.0 million, calculated based on the closing price of the common stock on the Nasdaq Global Select Market on that date.
As of March 13, 2026, the number of outstanding shares of the registrant’s common stock was 118,163,555 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2026 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•changes in economic conditions generally and specifically in our industry sectors, and other risks relating to the global economy, including, but not limited to, U.S. federal government shutdowns, the Russia-Ukraine conflict, the conflicts in the Middle East, public health crises, changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, and any related responses or actions by businesses and governments;
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
•our ability to successfully integrate acquired businesses, including The Wheeling Corporation (“Wheeling”) with Transtar;
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
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products including crude oil, refined products and clean fuels. Our Power and Gas business develops and operates facilities, such as a 485-megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2025, our Railroad business accounted for 34% of our total revenue, our Ports and Terminals business accounted for 19% of our total revenue and our Power and Gas business accounted for 36% of our total revenue. Corporate and other sources accounted for the remaining 11% of our total revenue.
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
We expect to continue to invest in such market sectors and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2025, we had total consolidated assets of $5.7 billion and redeemable preferred stock and equity of $944.0 million.
Our Strategy
We invest across a number of major sectors including rail, energy, intermodal transport and ports and terminals, and we may pursue acquisitions in other areas as and when opportunities arise in the future. In general, we seek to own a diverse mix of high-quality infrastructure facilities, operations and equipment within our target sectors that generate predictable cash flows in markets that we believe provide the potential for strong long-term growth and attractive returns on deployed capital. We believe that by investing in a diverse mix of assets across sectors, we can select from among the best risk-adjusted investment opportunities, while avoiding overconcentration in any one segment, further adding to the stability of our business.
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
Acquisition of Transtar
On July 28, 2021, FTAI completed the purchase of 100% of the equity interests of Transtar, which was a wholly owned short-line railroad subsidiary of USS, for a cash purchase price of $640.0 million, subject to certain customary adjustments set forth in the Transtar Purchase Agreement (the “Transtar Acquisition”). As of December 31, 2025, Transtar has approximately 410 employees, of which approximately 340 are subject to collective bargaining agreements.
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
The Wheeling Corporation
The Wheeling Corporation (“Wheeling”) is a holding company that owns and operates the Wheeling and Lake Erie Railway and the Akron Barberton Cluster Railway (together, “W&LE”). W&LE is a regional freight railroad headquartered in Brewster, Ohio, and is one of the largest regional freight railroads in the United States. It plays a critical role in freight transportation for approximately 250 customers across Ohio, Pennsylvania, West Virginia and Maryland.
W&LE operates on more than 1,000 miles of track and serves a diverse range of industries in some of the largest industrial markets in the country. It handles over 124,000 carloads annually, shipping commodities such as energy products, aggregates, chemicals, grain, plastics, and other industrial and agricultural goods. The railroad serves as critical infrastructure for the distribution of natural gas liquids from production facilities in Ohio and Pennsylvania to domestic and international markets. It is also essential to the local supply chain for limestone and other aggregates.
Wheeling owns a fleet of 92 locomotives, owns or leases approximately 1,600 railcars, operates across 17 rail yards, and has a large-scale locomotive repair facility in Brewster, Ohio. Wheeling generates ancillary revenue through right-of-way lease income, car storage (with approximately 1,000 storage spots), oil and gas royalties, and various switching and repair & maintenance services. The railroad has national reach through its 29 interchanges with connecting railroads, including 13 interchanges with three Class I railroads and 16 interchanges with 15 different short line railroads, including two with Transtar’s Union Railroad.
Acquisition of Wheeling
On August 25, 2025, we completed the purchase of 100% of the issued and outstanding capital stock of Wheeling, for a purchase price of $1.05 billion, subject to certain customary adjustments set forth in the stock purchase agreement (the “Wheeling Acquisition”), and, after receiving U.S. Surface Transportation Board (the “STB”) approval of the transaction, we took full control of Wheeling on December 26, 2025. See Note 3 for additional details related to the acquisition of Wheeling. As of December 31, 2025, Wheeling has approximately 420 employees, of which approximately 300 are subject to collective bargaining agreements.
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
Its prime location and extensive optionality make Jefferson Terminal’s main port terminal well suited to provide logistics solutions to customers that include regional and global refiners, with the ability to offer a suite of services including heating, blending, storage, and multi-modal receipt and redelivery. At this location, Jefferson Terminal handles, stores, and blends light and heavy crudes received by pipeline, rail or waterborne transportation from most major North American production markets, including the Uinta Basin, the Permian Basin, and Western Canada, for onward transportation to domestic destinations and international markets; as well as storing and handling refined products, including automotive gasoline, diesel fuel, and other products, destined for domestic and foreign markets in North and South America.

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
International demand for U.S.-sourced refined products continues to increase. This has spurred a rapid need for rail and marine terminal facilities, as well as storage capacity on both sides of the U.S.-Mexico border and other locations in Latin America. To meet such increased demand, Jefferson Terminal, utilizing the flexibility of the facilities at its main terminal location, operates a refined products export system consisting of receiving several grades of refined products by direct pipeline connections from a large area refinery and from inland barge, storing the various products in 20 tanks with a combined capacity of approximately 3.2 million barrels, and loading the products to ships, barges, and unit trains via its rail facilities consisting of a 20 spot rail car loading system with the capacity to load approximately 70,000 barrels per day. The capabilities and optionality provided by its facilities, illustrated by this current functionality, make Jefferson Terminal’s main location one of the premier international refined products export terminals in the U.S. Gulf Coast.
In addition to its main terminal located at the Port, Jefferson Terminal has an approximately 605-acre industrial property and port terminal complex located in Nederland, Texas (“Jefferson Terminal South”). The Jefferson Terminal South complex is equipped with barge docks, a deep-water ship dock, and rail facilities capable of handling multiple specialty chemicals including ammonia and aniline. Jefferson Terminal owns approximately 553 acres of the land at Jefferson Terminal South and leases an additional 52 acres. Further to the success of the public-private build-out of its primary terminal location, Jefferson Terminal conveyed a 52-acre waterfront area of Jefferson Terminal South to the Port for purposes of development, with the grant by the Port of a long-term lease of the land and assets to Jefferson Terminal. Under the lease, Jefferson Terminal develops and operates the property.
Jefferson Terminal has developed a new ship dock at Jefferson Terminal South to handle blue ammonia for adjacently-located customers under 15-year throughput agreements. Jefferson Terminal is also currently exploring multiple opportunities for future development at Jefferson Terminal South. At the main terminal location, Jefferson Terminal’s recent expansion projects included the construction of a second ship dock, which was completed in 2023, as well as the completion of 10 new tanks and related infrastructure, representing approximately 1.9 million barrels of storage capacity. In response to customer demand, Jefferson Terminal is currently undertaking a project that will equip an existing, operational 14-mile crude oil pipeline with bi-directional flow capability, enabling Jefferson Terminal’s customers to access light crude oil volumes from multiple sources.
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
Repauno
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, FTAI purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. Prior to completion of our debt offering at Repauno in May 2025 (refer to Note 8 for additional details), DRP was solely reliant on us to finance its activities and therefore is a variable interest entity (“VIE”). We concluded that we were the primary beneficiary and, accordingly, DRP was presented on a consolidated basis in the accompanying financial statements. Due to the debt offering at Repauno in May 2025, Repauno is sufficiently capitalized, and therefore, is no longer considered a VIE; this change in classification does not have a financial impact on the Company’s financial statements.
As one of the newest marine terminals on the Delaware River, Repauno is uniquely positioned as a premier multimodal facility on the Atlantic Seaboard. The deep-water terminal is located on 1,600 acres in Gibbstown, New Jersey with underground granite storage cavern infrastructure, a multipurpose dock and convenient truck access to two major interstate highways.
Shortly after the end of 2020, DRP completed its state-of-the-art rail-to-ship transloading system. This allows DRP to load or unload Liquified Petroleum Gas (“LPG”) marine vessels from its new wharf, including 17 fully refrigerated LPG marine vessels loaded in 2025. As one of the newest marine terminals on the Delaware River, Repauno is designed to safely and efficiently handle a wide variety of freight, providing critical logistics services to a multitude of industrial segments. In addition, Repauno is expanding its storage and transloading capacity, and pursuing accretive sustainable energy projects such as the export of green hydrogen.
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
In October 2021, Long Ridge completed the construction of its now fully functional 485-megawatt combined-cycle power plant at the site and the associated plans to self-supply the natural gas fuel requirements for the plant. Long Ridge operates one of the Appalachian Basin’s leading multimodal energy terminals, with nearly 300 acres of flat land, two barge docks on the Ohio River, a unit-train-capable loop track and direct highway access.
Long Ridge continues to evaluate opportunities to deploy its assets for sustainable and traditional energy projects and other value-driving enterprises, including artificial intelligence data centers.
Long Ridge continues to explore its ability to eventually run its power plant on carbon-free hydrogen. In April 2022, Long Ridge, in collaboration with General Electric, became the first large scale gas power plant in the U.S. to test blend hydrogen as a fuel and has continued to evaluate opportunities for plant integration of hydrogen blending and to ensure safe and reliable industrial practices.
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
On February 26, 2025, we repurchased from Labor Impact Fund L.P. its 49.9% interest for certain equity and debt securities along with cash. Accordingly, commencing in the first quarter of 2025, we began fully consolidating the assets, liabilities and results of operations of Long Ridge into our financial statements. Refer to Note 3 and the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 27, 2025 for further information on the acquisition of the remaining 49.9% interest.
As announced previously by the Company, we are still evaluating strategic alternatives for Long Ridge, including a potential sale of Long Ridge.
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
Clean Planet Group
On November 19, 2021, FTAI and UK green-tech company Clean Planet Energy announced the formation of a joint venture partnership to develop Clean Planet USA ecoPlants in key North American markets. The Clean Planet USA business development team is advancing multiple projects with agreements in place for plastic-waste supply in Alabama, South Carolina and other North American markets.
Clean Planet USA ecoPlants are green recycling facilities that convert traditionally non-recyclable waste plastics into ultra-clean fuels and oils, and circular naphtha to support the manufacture of new plastics. An ecoPlant can accept and process plastics from most classifications, including those which are almost always rejected by traditional recycling centers and sent to landfill or incineration.
On December 22, 2025, we sold our investment in Clean Planet USA and acquired a new investment in Clean Planet USA’s parent company, Pyroplast Energy LTD (“Clean Planet Group”). See Note 6 for further details.
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
Customers
Our customers consist of global industrial and energy companies, including corporations that refine crude oil and trade petroleum products, manufacturers and local electricity markets and traders. We maintain ongoing relationships and discussions with our customers and seek to have consistent dialogue. In addition to helping us monitor the needs and quality of our customers, we believe these relationships help source additional opportunities and gain insight into attractive opportunities in the infrastructure sectors. A substantial portion of our revenue has historically been derived from a small number of customers. As of and for the year ended December 31, 2025, our largest customer accounted for 27% of our revenue and 17% of total accounts receivable, net. We derive a significant percentage of our revenue within specific sectors from a limited number of customers. Specifically, we earned approximately 10%, 13% and 12% of our consolidated revenue for the years ended December 31, 2025, 2024 and 2023 from one customer within the Jefferson Terminal segment, respectively, and 32%, 50% and 51% of our consolidated revenue from one customer within the Railroad segment during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad and Power and Gas segments represented 41% of total accounts receivable, net. However, we do not think that we are dependent upon any particular customer without minimum volume commitments, or that the loss of one or more of them would have a material adverse effect on our business or the relevant segment, because of our ability to replace the customers at similar contractual terms following the loss of any such customer. See “Risk Factors—Contractual defaults may adversely affect our business, prospects, financial condition, results of operations and cash flows by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses.”
Competition
The business of acquiring, managing and marketing infrastructure assets is highly competitive. Market competition for acquisition opportunities includes traditional infrastructure companies, commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, and other private investors.
Additionally, the markets for our products and services are competitive, and we face competition from a number of sources. These competitors include companies in the midstream energy business, terminal operators and those involved in the transportation of bulk goods. Specifically, our Railroad segment faces competition from other railroads, motor carriers, ships, barges and pipelines. We operate in some corridors served by other railroads and motor carriers.
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
Sustainability
Our ongoing sustainable solutions and investments in our business include the following:
•Waste plastic to renewable fuel. In November 2021, FTAI announced a joint venture with Clean Planet Energy, a UK-based green tech company, that aims to develop Clean Planet Energy USA ecoPlants in key North American markets (refer to Note 6 for further details on this investment). The ecoPlants will be designed to convert non-recyclable waste plastics (which are typically destined for landfill) into ultra-clean fuels and oils to support the manufacture of new plastics.
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
Human Capital Management
Our Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. As of December 31, 2025, we have approximately 1,110 employees at our subsidiaries across our business segments, approximately 640 of whom are party to collective bargaining agreements. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources into building our team, and our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. To facilitate attraction and retention, we strive to create a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs.
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

We may compete with entities affiliated with or managed by our Manager or Fortress for certain assets that we may seek to acquire. From time to time, entities affiliated with or managed by our Manager or Fortress may focus on investments in assets with a similar profile as our target assets. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress has funds invested in transportation-related infrastructure with approximately $3.9 billion in investments in aggregate as of December 31, 2025 and 2024. Fortress funds generally have a fee structure similar to the structure of the fees in our Management Agreement, but the fees actually paid vary depending on the size, terms and performance of each fund.
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

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our capital structure, risks related to our Manager, risks related to the spin-off, risks related to the Wheeling acquisition and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.
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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, have created in the past and may continue to create difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or geopolitical environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related geopolitical or economic responses, U.S. federal government shutdowns, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S., may put further upward or downward pressure on prices for such commodities. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
•governmental regulation or economic trade or other policies, including as a result of changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
In addition, our target returns are based on estimates and assumptions regarding a number of other factors, including, without limitation, holding periods, the absence of material adverse events affecting specific investments (which could include, without limitation, natural disasters, terrorism, social unrest or civil disturbances), general and local economic and market conditions, changes in law, taxation, regulation or governmental policies and changes in the geopolitical approach to infrastructure investment, either generally or in specific countries in which we may invest or seek to invest. Many of these factors, as well as the other risks described elsewhere in this report, are beyond our control and all could adversely affect our ability to achieve a target return with respect to an asset. Further, target returns are targets for the return generated by specific assets and not by us. Numerous factors could prevent us from achieving similar returns, notwithstanding the performance of individual assets, including, without limitation, taxation and fees payable by us or our operating subsidiaries, including fees and incentive allocation payable to our Manager.
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
We may not generate a sufficient amount of cash or generate sufficient free cash flow to fund our operations or repay our and our subsidiaries’ indebtedness and preferred stock.
Our ability to make payments on our and our subsidiaries’ indebtedness and preferred stock as required depends on our and our subsidiaries’ ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we or our subsidiaries do not generate sufficient free cash flow to satisfy our or our subsidiaries’ debt or preferred stock obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt or preferred stock instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient free cash flow to satisfy our and our subsidiaries’ debt and preferred stock obligations, or to refinance our and our subsidiaries’ obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.
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
We believe that our rail operations are, and have been, in substantial compliance with applicable laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change and varying interpretation by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. In addition, from time to time we are subject to inspections and investigations by various regulators. Violation of environmental or other laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
Legislation passed by the U.S. Congress or Canadian Parliament or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, the STB’s recent proposal to modify its policy regarding forced reciprocal switching by rail carriers or other competitive access proposals, if adopted, could increase government involvement in railroad pricing, service and operations and significantly change the current federal regulatory framework of the railroad industry. Such changes could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.
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
A discharge of hydrocarbons or hazardous substances into the environment associated with operating our rail assets could subject us to substantial expense, including the cost to recover the materials spilled, restore the affected natural resources, pay fines and penalties, and natural resource damages and claims made by employees, neighboring landowners, government authorities and other third parties, including for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our trains or facilities or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address any such releases promptly, the liabilities resulting from any future releases into the environment from our assets, have the potential to substantially affect our business. Such events could also subject us to media and public scrutiny that could have a negative effect on our operations and also on the value of our common stock.
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
Our business is subject to evolving regulations regarding railcar design and the transportation of hazardous materials. Following the 2023 East Palestine derailment, authorities have accelerated safety mandates, including the final transition to DOT-117 tank cars. As of May 2025, legacy CPC-1232 cars are largely prohibited from crude and ethanol service, with a final deadline of May 1, 2029, for all other flammable liquids.

To mitigate the costs of retrofitting our fleet of railcars at Jefferson and the risks of stricter operational controls, we are increasingly focusing our business development on customers and commodities that do not involve the movement of hazardous materials. Despite this shift, any additional federal or provincial mandates—such as real-time reporting requirements or speed restrictions—could still increase compliance costs. Furthermore, railroad service disruptions due to labor disputes, mechanical failures, or extreme weather could adversely affect our operations and financial results.
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
Restrictive covenants in our and our subsidiaries’ debt and preferred stock instruments may adversely affect us.
The instruments governing our and our subsidiaries’ outstanding debt and preferred stock contain, certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
•incur indebtedness;
•issue equity interests of the Company ranking pari passu with, or senior in priority to, our Series B Redeemable Convertible Preferred Stock;
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
•consummate a change in control without concurrently redeeming the Series A Preferred Units and warrants of FIP RR Holdings LLC;
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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the Long Ridge Acquiom Loan, the RailCo Revolver and the June 2025 Jefferson Credit Agreement) and the Series A Preferred Units and warrants of FIP RR Holdings LLC include restrictive covenants that may materially limit our, or our subsidiaries’, ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
In addition, a portion of the Long Ridge site was redeveloped as a combined cycle gas-fired electric generating facility, and other portions will likely be redeveloped in the future. Although we have not identified material impacts to soils or groundwater that reasonably would be expected to prevent or delay further redevelopment projects, impacted materials could be encountered that require special handling and/or result in delays to those projects. Any additional projects may require environmental permits and approvals from federal, state and local environmental agencies. Once received, permits and approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. If there is a delay in obtaining any required regulatory approval, it could delay projects and cause us to incur costs.

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
We have material customer concentration with respect to the Jefferson Terminal and Railroad segments, with a limited number of customers accounting for a material portion of our revenues.
We earned approximately 10%, 13% and 12% of our revenue for the years ended December 31, 2025, 2024 and 2023 from one customer within the Jefferson Terminal segment, respectively, and 32%, 50% and 51% of our revenue from one customer within the Railroad segment during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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
Parts of our business depend on the secure operation of our IT systems and the IT systems of our third-party providers to manage, process, store, and transmit information. We have, from time to time, experienced cybersecurity threats to our data and systems, including malware and computer virus attacks, any of which could be enhanced or facilitated by artificial intelligence. A cyberattack that bypasses our IT security systems or the IT security systems of our third-party providers, causing an IT security breach or cybersecurity incident, could adversely impact our daily operations and lead to the loss of sensitive information, including our own proprietary information and that of our customers, suppliers and employees. Such losses could harm our reputation and result in competitive disadvantages, litigation, regulatory enforcement actions, lost revenues, additional costs and liabilities. While we devote substantial resources to maintaining adequate levels of cyber-security, our resources and technical sophistication may not be adequate to prevent all types of cyberattacks or incidents.
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
Our officers and other individuals who perform services for us (other than Jefferson Terminal, Repauno, Long Ridge, Transtar, Aleon and Gladieux, Wheeling, KRS, Clean Planet, FYX, and CarbonFree employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
We are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing is different from the historical access to and cost of debt financing under FTAI. Differences in access to and cost of debt financing may result in differences in the interest rates charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us. Our ability to make payments on and to refinance our and our subsidiaries’ indebtedness and preferred stock, as well as any future debt and preferred stock that we or our subsidiaries may incur, will depend on our ability to generate cash in the future from operations, financings and/or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
The success of the Wheeling Acquisition will depend, in part, on our ability to successfully integrate Wheeling, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from this combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Wheeling Acquisition, rating agencies may take negative actions against our credit ratings, which may increase our financing costs.
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
In the course of the due diligence review of Wheeling that we conducted prior to the execution of the Stock Purchase Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues relating to Wheeling and its subsidiaries. Moreover, we may not have adequate legal protection from potential liabilities of, or in respect of our acquisition of Wheeling, irrespective of whether or not such potential liabilities were discovered. Examples of such undisclosed or potential liabilities or other issues may include, but are not limited to, pending or threatened litigation, regulatory and environmental compliance, tax liabilities, indemnification of obligations, undisclosed counterparty termination rights, or undisclosed letter of credit or guarantee requirements. Any such undisclosed or potential liabilities or other issues could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
Wheeling earned approximately 43% of its total revenues for the year ended December 31, 2025 from two customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for Wheeling’s services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, Wheeling could be pressured to reduce the prices it charges for its services or could lose a major customer. Any such development could have a significant adverse impact on the business and financial condition of the Company.
The future results of the Company may be adversely impacted if the Company does not effectively manage its expanded operations following the completion of the Wheeling Acquisition.
As a result of the Wheeling Acquisition, the size of the Company’s business has increased significantly. The Company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of Wheeling, but also the increased scale and scope of the combined business with its associated increased costs and complexity.
Wheeling has not been required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
Prior to the Wheeling Acquisition, Wheeling was a privately-held company not subject to Sarbanes-Oxley. Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). As a private company, Wheeling is not required to comply with the requirements of Sarbanes-Oxley.
We have begun applying our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Wheeling. This process will require us to expend a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. Even after expending such resources, we cannot assure you that we will be able to conclude that our internal controls over financial reporting with respect to Wheeling are effective within the time frame required. If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect the combined company.
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
Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing, including, but not limited to, the Series B Preferred Stock, the Series I Warrants (as defined in Note 19 to the consolidated financial statements) and the Series A Warrants (as defined in Note 19 to the consolidated financial statements).
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
The Series B Redeemable Convertible Preferred Stock may be converted into a maximum of 22,237,370 shares of our common stock, subject to customary anti-dilution adjustments and assuming shareholder approval is not sought and obtained to issue additional shares. Furthermore, the Series I Warrants and the Series A Warrants represent the right to purchase 3,342,566 shares of common stock and 550,000 shares of common stock, respectively, at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments.
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
We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, including, but not limited to, the Series B Redeemable Convertible Preferred Stock, the Series I Warrants and the Series A Warrants, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our stock.
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
Item 2. Properties
An affiliate of our Manager leases principal executive offices at 1345 Avenue of the Americas, 45th Floor, New York, NY 10105. We sublease a portion of office space from an entity controlled by certain employees of the Manager in New York. Jefferson Terminal leases approximately 300 acres of property for its terminal facilities and leases approximately 16,100 square feet of office space in Texas. We are redeveloping Repauno, located in New Jersey, which includes over 1,600 acres of land, riparian rights, rail tracks and a 186,000 barrel underground storage cavern, to be a multi-purpose, multi-modal deepwater port. Transtar owns or has operating rights (through easements, leases, licenses, or other arrangements) on roughly 2,000 acres of real property in Michigan, Ohio, Pennsylvania, Texas, and Indiana. Wheeling owns or has operating rights (through ownership, leases, easements, and other arrangements) over rail lines, yards, terminals, and related facilities located primarily in Ohio, Pennsylvania, West Virginia and Maryland. Long Ridge owns a total of 1,660 acres located in Ohio and West Virginia. Additionally, FYX and our railcar cleaning business lease space in Kentucky, Florida and Maine, respectively. We believe that our office facilities and properties are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NASDAQ under the symbol “FIP” on August 1, 2022, the date of the spin-off. There was no public trading market for our common stock before August 1, 2022. As of March 13, 2026, there were approximately 6 record holders of our common stock. This figure does not reflect the beneficial ownership of stock held in nominee name.
On February 26, 2026, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2025, payable on April 1, 2026 to the holders of record on March 13, 2026. We may change our dividend policy at any time and no assurances can be given that any future dividends will be paid or, if paid, as to the amounts or timing. For example, as discussed in Note 2 to the consolidated financial statements, the Company’s management intends to alleviate liquidity risk by, among other things, eliminating dividends on our common stock. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deem relevant.
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
COMPARISON OF CUMULATIVE TOTAL RETURN*
Among FTAI Infrastructure Inc., the S&P SmallCap 600 Index and the Alerian MLP Index

$320.00
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$—
Index Value
8/1/2022
12/31/2022
12/31/2023
12/31/2024
12/31/2025
FTAI Infrastructure Inc.
S&P SmallCap 600
Alerian MLP

______________________________________________________________________________________
*$100 invested on 8/1/22 in stock or 7/31/22 in index, including reinvestment of dividends. Fiscal year ending December 31.

(in whole dollars)
Index	8/1/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
FTAI Infrastructure Inc.	$100.00	$90.44	$123.89	$234.77	$152.78
S&P SmallCap 600	100.00	94.09	109.19	118.69	125.83
Alerian MLP	100.00	105.77	133.85	166.53	182.78

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”). Our MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes, and with Part I, Item 1A, “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
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
Our operations consist of four primary business lines: (i) Railroad, (ii) Ports and Terminals, (iii) Power and Gas and (iv) Sustainability and Energy Transition. Our Railroad business primarily invests in and operates short line and regional railroads in North America. Our Ports and Terminals business, consisting of our Jefferson Terminal and Repauno segments, develops or acquires industrial properties in strategic locations that store and handle for third parties a variety of energy products, including crude oil, refined products and clean fuels. Our Power and Gas business develops and operates facilities, such as a 485-megawatt power plant at the Long Ridge terminal in Ohio, that leverage the property’s location and key attributes to generate incremental value. Our Sustainability and Energy Transition business focuses on investments in companies and assets that utilize green technology, produce sustainable fuels and products or enable customers to reduce their carbon footprint. For the year ended December 31, 2025, our Railroad business accounted for 34% of our total revenue, our Ports and Terminals business accounted for 19% of our total revenue and our Power and Gas business accounted for 36% of our total revenue. Corporate and other sources accounted for the remaining 11% of our total revenue.
We expect to continue to invest in such market sectors and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of December 31, 2025, we had total consolidated assets of $5.7 billion and redeemable preferred stock and equity of $944.0 million.
Operating Segments
During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect this segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of eight freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, which includes the newly acquired Wheeling as of the third quarter of 2025 (refer to Note 3 for additional details). The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. As of the second quarter of 2025, we have moved KRS, a railcar cleaning operation, from the Railroad segment to the Corporate and Other segment. As the chief operating decision maker (“CODM”) focuses on Transtar and Wheeling, a pure railroad business, within the Railroad segment results, we believe the change in segment for KRS better aligns with how the CODM reviews overall segment results. Due to the immateriality of the results of KRS, we will apply this change prospectively.

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
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table presents our consolidated results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Lease income	$5,089	$4,963	$3,089	$126	$1,874
Rail revenues	172,482	178,243	167,793	(5,761)	10,450
Terminal services revenues	95,054	93,259	83,350	1,795	9,909
Power revenues	156,183	—	—	156,183	—
Gas revenues	21,194	—	—	21,194	—
Roadside services revenues	52,194	55,000	68,190	(2,806)	(13,190)
Other revenue	324	32	(1,950)	292	1,982
Total revenues	502,520	331,497	320,472	171,023	11,025

Expenses
Operating expenses	299,587	247,674	253,672	51,913	(5,998)
General and administrative	16,222	14,798	12,833	1,424	1,965
Acquisition and transaction expenses	27,138	5,457	4,140	21,681	1,317
Management fees and incentive allocation to affiliate	14,714	11,318	12,467	3,396	(1,149)
Depreciation and amortization	132,489	79,410	80,992	53,079	(1,582)
Asset impairment	4,401	72,336	743	(67,935)	71,593
Total expenses	494,551	430,993	364,847	63,558	66,146

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	12,303	(55,496)	(24,707)	67,799	(30,789)
Gain on sale of assets, net	128,842	2,370	6,855	126,472	(4,485)
Loss on modification or extinguishment of debt	(59,323)	(8,925)	(2,036)	(50,398)	(6,889)
Interest expense	(265,914)	(122,108)	(99,603)	(143,806)	(22,505)
Other income	20,751	20,904	6,586	(153)	14,318
Total other expense	(163,341)	(163,255)	(112,905)	(86)	(50,350)
Loss before income taxes	(155,372)	(262,751)	(157,280)	107,379	(105,471)
(Benefit from) provision for income taxes	(3,318)	3,313	2,470	(6,631)	843
Net loss	(152,054)	(266,064)	(159,750)	114,010	(106,314)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(44,880)	(42,419)	(38,414)	(2,461)	(4,005)
Less: Preferred dividends and accretion on redeemable non-controlling interests	44,607	—	—	44,607	—
Less: Dividends and accretion of redeemable preferred stock	55,622	70,814	62,400	(15,192)	8,414
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(207,403)	$(294,459)	$(183,736)	$87,056	$(110,723)

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(207,403)	$(294,459)	$(183,736)	$87,056	$(110,723)
Add: (Benefit from) provision for income taxes	(3,318)	3,313	2,470	(6,631)	843
Add: Equity-based compensation expense	11,076	8,636	9,199	2,440	(563)
Add: Acquisition and transaction expenses	27,138	5,457	4,140	21,681	1,317
Add: Losses on the modification or extinguishment of debt and capital lease obligations	59,323	8,925	2,036	50,398	6,889
Add: Changes in fair value of non-hedge derivative instruments	(4,063)	—	1,125	(4,063)	(1,125)
Add: Asset impairment charges	4,401	70,401	743	(66,000)	69,658
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense (1)	117,328	83,885	81,541	33,443	2,344
Add: Interest expense	265,914	122,108	99,603	143,806	22,505
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	30,875	20,272	20,209	10,603	63
Add: Dividends and accretion of redeemable preferred stock	100,229	70,814	62,400	29,415	8,414
Add: Interest and other costs on pension and OPEB liabilities	(887)	(66)	2,130	(821)	(2,196)
Add: Other non-recurring items (3)	2,295	—	2,470	2,295	(2,470)
Less: Equity in (earnings) losses of unconsolidated entities	(12,303)	55,496	24,707	(67,799)	30,789
Less: Non-controlling share of Adjusted EBITDA (4)	(29,381)	(27,194)	(21,515)	(2,187)	(5,679)
Adjusted EBITDA (Non-GAAP)	$361,224	$127,588	$107,522	$233,636	$20,066
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) depreciation and amortization expense of $132,489, $79,410 and $80,992, (ii) capitalized contract costs amortization of $4,931, $4,475 and $549 and (iii) amortization of other comprehensive income of $(20,092), $— and $—, respectively.
(2) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net income (loss) of $21,206, $(55,656) and $(23,752), (ii) interest expense of $8,574, $43,549 and $34,686, (iii) depreciation and amortization expense of $9,029, $28,115 and $27,685, (iv) acquisition and transaction expenses of $201, $209 and $445, (v) changes in fair value of non-hedge derivative instruments of $(12,822), $(1,488) and $(18,904), (vi) asset impairment charges of $—, $274 and $1,135, (vii) equity-based compensation expense of $—, $2 and $5, (viii) losses on modification or extinguishment of debt of $—, $4,724 and $—, (ix) equity method basis adjustments of $10, $65 and $(1,091), (x) provision for income taxes of $4,676, $— and $— and (xi) other non-recurring items of $1, $478 and $—, respectively.
(3) Includes the following items for the year ended December 31, 2025: (i) incidental utility rebillings of $650, (ii) loss on inventory heel of $385, (iii) Railroad severance expense of $305 and (iv) non-ordinary professional fees of $955. Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to the cancellation of restricted shares of $1,131 and Railroad severance expense of $1,339.
(4) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) equity-based compensation expense of $449, $1,127 and $1,412, (ii) provision for (benefit from) income taxes of $(219), $(510) and $578, (iii) interest expense of $15,569, $11,555 and $7,391, (iv) depreciation and amortization expense of $12,543, $12,930 and $11,752, (v) changes in fair value of non-hedge derivative instruments of $(25), $— and $63, (vi) acquisition and transaction expenses of $278, $7 and $307, (vii) interest and other costs on pension and OPEB liabilities of $(5), $(1), and $6, (viii) asset impairment charges of $24, $— and $2, (ix) equity in earnings of unconsolidated entities of $96, $— and $—, (x) dividends and accretion of redeemable preferred stock of $243, $— and $—, (xi) losses on modification or extinguishment of debt of $367, $2,086 and $— and (xii) other non-recurring items of $61, $— and $4, respectively.

Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues increased $171.0 million primarily due to higher revenues in the Power and Gas and Jefferson Terminal segments.
•Terminal services revenue increased $1.8 million due to (i) an increase in average refined oil throughput volumes at Jefferson Terminal and (ii) an increase due to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025, offset by a decrease due to lower volumes stemming from the terminal’s new butane throughput contract that commenced in April 2025 at Repauno;
•Power revenues increased $156.2 million due to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025; and

•Gas revenues increased $21.2 million due to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025; partially offset by
•Rail revenues decreased $5.8 million primarily due to decreased carloads in the Railroad segment; and
•Roadside services revenue decreased $2.8 million due to a decrease in roadside services at FYX.
Expenses
Total expenses increased $63.6 million primarily due to an increase in (i) operating expenses, (ii) general and administrative expense, (iii) acquisition and transaction expenses and (iv) depreciation and amortization, offset by a decrease in asset impairment.
Operating expenses increased $51.9 million primarily due to:
•an increase of $60.2 million in the Power and Gas segment primarily due to increased drilling expenses at Ohio Gasco LLC and Long Ridge West Virginia, as well as increased legal expenses; partially offset by
•a decrease of $0.8 million at Repauno which primarily reflects lower repairs and maintenance and labor costs;
•a decrease of $2.6 million at Jefferson Terminal which primarily reflects lower costs associated with insurance and equity-based compensation; and
•a decrease of $5.6 million in the Railroad segment primarily due to decreased carloads.
General and administrative increased $1.4 million due to higher professional fees in the Corporate and Other segment.
Acquisition and transaction expenses increased $21.7 million primarily due to (i) increased consulting and legal fees related to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in the Power and Gas segment in February 2025, (ii) an increase due to the acquisition of Wheeling in December 2025 and costs for the warrants issued in August 2025 in the Railroad segment, (iii) an increase in consulting fees in the Repauno segment and (iv) higher professional fees in the Corporate and Other segment.
Depreciation and amortization increased $53.1 million which primarily reflects an increase in the Power and Gas Segment related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of 100% of Long Ridge in February 2025.
Asset impairment decreased $67.9 million due to prior year impairment of our investment in GM-FTAI Holdco LLC in the Sustainability and Energy Transition segment, offset by a railcar adjustment in the Railroad segment in the current year.
Other income (expense)
Total other expense increased by an immaterial amount which reflects:
•an increase in interest expense of $143.8 million primarily due to an increase in the average outstanding debt of approximately $1.7 billion which consists of (i) $282.8 million for the Corporate Bridge Loan, (ii) $242.2 million for the Series 2025 Bonds, (iii) $81.9 million for the Series 2024 Bonds, (iv) $1.1 billion for Long Ridge Energy & Power LLC debt and (v) $8.3 million for the RailCo Revolver; and
•an increase in loss on modification or extinguishment of debt of $50.4 million primarily due to (i) an increase of $55.2 million for the paydown of the Senior Notes due 2027 in August 2025 in the Corporate and Other segment and (ii) an increase of $3.3 million for the payoff of the DRP Revolver and March 2025 Credit Agreement at Repauno, partially offset by a decrease of $8.2 million for debt in the prior year at Jefferson Terminal; partially offset by
•an increase in equity in earnings of unconsolidated entities of $67.8 million which primarily reflects (i) the equity pickup of Long Ridge Energy & Power LLC net losses in the Power and Gas segment in the prior year, while there were only two months of equity pickup in the current year since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition and (ii) the equity pickup of Wheeling in the Railroad segment from August through December when Wheeling was consolidated, partially offset by a decrease due to lower operating losses at GM-FTAI Holdco LLC in the Sustainability and Energy Transition segment; and
•an increase in gain on the sale of assets of $126.5 million primarily due to (i) the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment and (ii) gain on sale of equity method investment in Clean Planet Energy USA LLC in the Sustainability and Energy Transition segment, partially offset by a decrease at Jefferson Terminal due to a gain recognized in the prior year.
(Benefit from) provision for income taxes
Benefit from income taxes increased $6.6 million primarily due to the partial release of the valuation allowance in connection with the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025.

Preferred dividends and accretion on redeemable non-controlling interests
Preferred dividends and accretion on redeemable non-controlling interests increased $44.6 million due to the acquisition of Wheeling and related issuance of Series A Preferred Stock - RailCo during the year.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock decreased $15.2 million due to payoff of Series A Preferred Stock in August 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $233.6 million primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Lease income	$1,821	$1,784	$1,652	$37	$132
Rail revenues	171,076	178,243	167,793	(7,167)	10,450
Other revenue	43	—	—	43	—
Total revenues	172,940	180,027	169,445	(7,087)	10,582

Expenses
Operating expenses	91,587	97,207	92,972	(5,620)	4,235
Acquisition and transaction expenses	3,607	526	737	3,081	(211)
Depreciation and amortization	21,273	20,200	19,590	1,073	610
Asset impairment	4,401	—	743	4,401	(743)
Total expenses	120,868	117,933	114,042	2,935	3,891

Other income (expense)
Equity in earnings of unconsolidated entities	9,223	—	—	9,223	—
Loss on sale of assets, net	(79)	(704)	(437)	625	(267)
Loss on extinguishment of debt	—	—	(937)	—	937
Interest expense	(883)	(306)	(2,284)	(577)	1,978
Other income (expense)	6,144	770	(2,164)	5,374	2,934
Total other income (expense)	14,405	(240)	(5,822)	14,645	5,582
Income before income taxes	66,477	61,854	49,581	4,623	12,273
Provision for (benefit from) income taxes	5,937	4,692	(561)	1,245	5,253
Net income	60,540	57,162	50,142	3,378	7,020
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	116	245	143	(129)	102
Less: Preferred dividends and accretion on redeemable non-controlling interests	44,607	—	—	44,607	—
Net income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$15,817	$56,917	$49,999	$(41,100)	$6,918

The following table sets forth a reconciliation of net income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$15,817	$56,917	$49,999	$(41,100)	6,918
Add: Provision for (benefit from) income taxes	5,937	4,692	(561)	1,245	5,253
Add: Equity-based compensation expense	2,300	1,801	1,394	499	407
Add: Acquisition and transaction expenses	3,607	526	737	3,081	(211)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	937	—	(937)
Add: Changes in fair value of non-hedge derivative instruments	(4,234)	—	—	(4,234)	—
Add: Asset impairment charges	4,401	—	743	4,401	(743)
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation & amortization expense	21,273	20,200	19,590	1,073	610
Add: Interest expense	883	306	2,284	577	(1,978)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	26,713	—	—	26,713	—
Add: Dividends and accretion of redeemable preferred stock	44,607	—	—	44,607	—
Add: Interest and other costs on pension and OPEB liabilities	(887)	(66)	2,130	(821)	(2,196)
Add: Other non-recurring items (2)	305	—	1,339	305	(1,339)
Less: Equity in earnings of unconsolidated entities	(9,223)	—	—	(9,223)	—
Less: Non-controlling share of Adjusted EBITDA (3)	(524)	(122)	(71)	(402)	(51)
Adjusted EBITDA (Non-GAAP)	$110,975	$84,254	$78,521	$26,721	$5,733
______________________________________________________________________________________
(1) Includes the following items for the year ended December 31, 2025: (i) net loss of $14,966, (ii) depreciation and amortization expense of $6,145, (iii) interest expense of $926 and (iv) provision for income taxes of $4,676.
(2) Includes the following items for the year ended December 31, 2025: Railroad severance expense of $305. Includes the following items for the year ended December 31, 2023: Railroad severance expense of $1,339.
(3) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) equity-based compensation expense of $13, $9 and $4, (ii) provision for (benefit from) income taxes of $33, $22 and $(1), (iii) acquisition and transaction expenses of $20, $2 and $1, (iv) interest and other costs on pension and OPEB liabilities of $(5), $(1) and $6, (v) depreciation and amortization expense of $116, $88 and $49, (vi) interest expense of $5, $2 and $6, (vii) changes in fair value of non-hedge derivative instruments of $(23), $— and $—, (viii) asset impairment charges of $24, $— and $2, (ix) equity in earnings of unconsolidated entities of $96, $— and $—, (x) dividends and accretion of redeemable preferred stock of $243, $— and $— and (xi) other non-recurring items of $2, $— and $4, respectively.

Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues decreased $7.1 million which is primarily due to decreased carloads.
Expenses
Total expenses increased $2.9 million which primarily reflects:
•an increase in acquisition and transaction costs of $3.1 million primarily related to the acquisition of Wheeling in December 2025 and costs for the warrants issued in August 2025;
•an increase in depreciation and amortization expense of $1.1 million related to depreciation on Wheeling assets due to the acquisition in December 2025; and
•an increase in asset impairment of $4.4 million related to a railcar adjustment; partially offset by
•a decrease in operating expenses of $5.6 million due to decreased carloads.
Other income (expense)
Total other income increased $14.6 million which primarily reflects an increase in equity earnings of unconsolidated entities of $9.2 million due to the equity pickup of Wheeling from August through December 2025 when Wheeling was consolidated, as well as an increase in other income of $5.4 million mainly related to (i) a fair value adjustment of Warrants and (ii) favorable adjustments related to pension and OPEB benefits.

Preferred dividends and accretion on redeemable non-controlling interests
Preferred dividends and accretion on redeemable non-controlling interests increased $44.6 million due to the acquisition of Wheeling and related issuance of Series A Preferred Stock - RailCo during the year.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $26.7 million due to the changes noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Lease income	$3,268	$3,179	$1,437	$89	$1,742
Terminal services revenues	82,390	77,467	70,709	4,923	6,758
Total revenues	85,658	80,646	72,146	5,012	8,500

Expenses
Operating expenses	68,618	71,203	66,576	(2,585)	4,627
Acquisition and transaction expenses	68	23	1,370	45	(1,347)
Depreciation and amortization	46,197	47,872	48,916	(1,675)	(1,044)
Total expenses	114,883	119,098	116,862	(4,215)	2,236

Other income (expense)
Gain on sale of assets, net	—	3,074	7,292	(3,074)	(4,218)
Loss on modification or extinguishment of debt	(748)	(8,925)	—	8,177	(8,925)
Interest expense	(65,130)	(49,001)	(32,443)	(16,129)	(16,558)
Other income (expense)	3,926	5,515	(1,302)	(1,589)	6,817
Total other expense	(61,952)	(49,337)	(26,453)	(12,615)	(22,884)
Loss before income taxes	(91,177)	(87,789)	(71,169)	(3,388)	(16,620)
(Benefit from) provision for income taxes	(1,873)	(1,667)	2,468	(206)	(4,135)
Net loss	(89,304)	(86,122)	(73,637)	(3,182)	(12,485)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(43,261)	(41,491)	(36,917)	(1,770)	(4,574)
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(46,043)	$(44,631)	$(36,720)	$(1,412)	$(7,911)

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(46,043)	$(44,631)	$(36,720)	$(1,412)	$(7,911)
Add: (Benefit from) provision for income taxes	(1,873)	(1,667)	2,468	(206)	(4,135)
Add: Equity-based compensation expense	1,495	4,233	5,865	(2,738)	(1,632)
Add: Acquisition and transaction expenses	68	23	1,370	45	(1,347)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	748	8,925	—	(8,177)	8,925
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	51,128	52,347	49,465	(1,219)	2,882
Add: Interest expense	65,130	49,001	32,443	16,129	16,558
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items (2)	—	—	1,131	—	(1,131)
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (3)	(27,028)	(26,264)	(20,328)	(764)	(5,936)
Adjusted EBITDA (Non-GAAP)	$43,625	$41,967	$35,694	$1,658	$6,273
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2025, 2024, and 2023: (i) depreciation and amortization expense of $46,197, $47,872 and $48,916 and (ii) capitalized contract costs amortization of $4,931, $4,475 and $549, respectively.
(2) Includes the following items for the year ended December 31, 2023: certain non-cash expenses related to the cancellation of restricted shares of 1,131.
(3) Includes the following items for the years ended December 31, 2025, 2024, and 2023: (i) equity-based compensation expense of $346, $989 and $1,309, (ii) (benefit from) provision for income taxes of $(434), $(506) and $551, (iii) interest expense of $15,085, $11,454 and $7,242, (iv) acquisition and transaction expenses of $16, $5 and $306, (v) depreciation and amortization expense of $11,842, $12,236 and $10,920 and (vi) losses on modification or extinguishment of debt of $173, $2,086 and $—, respectively.

Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues increased $5.0 million primarily due to an increase in terminal services revenues of $4.9 million due to an increase in average refined oil throughput volumes.
Expenses
Total expenses decreased $4.2 million which primarily reflects:
•a decrease in operating expenses of $2.6 million primarily due to lower costs associated with insurance and equity-based compensation; and
•a decrease in depreciation and amortization of $1.7 million due to certain assets becoming fully depreciated.
Other expense
Total other expense increased $12.6 million which primarily reflects (i) an increase in interest expense of $16.1 million related to additional borrowings during the current year, (ii) a $3.1 million gain on sale of assets in the prior year and (iii) a $1.6 million gain from the grant of a pipeline easement in the prior year, offset by an $8.2 million loss on modification or extinguishment of debt in the prior year.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.7 million primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Terminal services revenues	$10,710	$15,792	$12,641	$(5,082)	$3,151
Other revenue	281	32	(1,950)	249	1,982
Total revenues	10,991	15,824	10,691	(4,833)	5,133

Expenses
Operating expenses	22,733	23,483	22,203	(750)	1,280
Acquisition and transaction expenses	4,253	—	—	4,253	—
Depreciation and amortization	9,973	9,914	9,336	59	578
Total expenses	36,959	33,397	31,539	3,562	1,858

Other (expense) income
Loss on modification or extinguishment of debt	(3,324)	—	—	(3,324)	—
Interest expense	(6,943)	(1,617)	(2,557)	(5,326)	940
Other income	4,475	—	—	4,475	—
Total other expense	(5,792)	(1,617)	(2,557)	(4,175)	940
Loss before income taxes	(31,760)	(19,190)	(23,405)	(12,570)	4,215
Provision for (benefit from) income taxes	714	(431)	496	1,145	(927)
Net loss	(32,474)	(18,759)	(23,901)	(13,715)	5,142
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(1,709)	(1,173)	(1,412)	(536)	239
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(30,765)	$(17,586)	$(22,489)	$(13,179)	$4,903

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(30,765)	$(17,586)	$(22,489)	$(13,179)	$4,903
Add: Provision for (benefit from) income taxes	714	(431)	496	1,145	(927)
Add: Equity-based compensation expense	1,240	2,108	1,770	(868)	338
Add: Acquisition and transaction expenses	4,253	—	—	4,253	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	3,324	—	—	3,324	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	1,125	—	(1,125)
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	9,973	9,914	9,336	59	578
Add: Interest expense	6,943	1,617	2,557	5,326	(940)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items (1)	1,035	—	—	1,035	—
Less: Equity in losses of unconsolidated entities	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(1,492)	(808)	(856)	(684)	48
Adjusted EBITDA (Non-GAAP)	$(4,775)	$(5,186)	$(8,061)	$411	$2,875
______________________________________________________________________________________
(1) Includes the following items for the year ended December 31, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) equity-based compensation expense of $67, $129 and $99, (ii) provision for (benefit from) income taxes of $39, $(26) and $28, (iii) interest expense of $373, $99 and $143, (iv) depreciation and amortization expense of $538, $606 and $523, (v) changes in fair value of non-hedge derivative instruments of $—, $— and $63, (vi) acquisition and transaction expenses of $226, $— and $—, (vii) losses on modification or extinguishment of debt of $190, $— and $— and (viii) other non-recurring items of $59, $— and $—, respectively.

Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues decreased $4.8 million due to lower volumes stemming from the terminal’s new butane throughput contract that commenced in April 2025.
Expenses
Total expenses increased $3.6 million primarily due to an increase in acquisition and transaction expenses related to consulting fees, partially offset by a decrease in operating expenses associated with lower repairs and maintenance and labor costs.
Other (expense) income
Total other expense increased $4.2 million primarily due to (i) an increase in interest expense of $5.3 million related to additional borrowings and (ii) an increase in loss on modification or extinguishment of debt of $3.3 million due to the payoff of the DRP Revolver and March 2025 Credit Agreement, offset by an increase in other income of $4.5 million from the interest on funds from the Series 2025 Bonds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.4 million due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Terminal services revenues	$1,954	$—	$—	$1,954	$—
Power revenues	156,183	—	—	156,183	—
Gas revenues	21,194	—	—	21,194	—
Total revenues	179,331	—	—	179,331	—

Expenses
Operating expenses	62,432	2,190	2,726	60,242	(536)
Acquisition and transaction expenses	6,594	2,293	94	4,301	2,199
Depreciation and amortization	54,236	—	—	54,236	—
Total expenses	123,262	4,483	2,820	118,779	1,663

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	10,588	(37,146)	(9,949)	47,734	(27,197)
Gain on sale of assets, net	119,952	—	—	119,952	—
Loss on modification or extinguishment of debt	(77)	—	—	(77)	—
Interest expense	(88,490)	—	(3)	(88,490)	3
Other income	4,232	12,430	7,523	(8,198)	4,907
Total other income (expense)	46,205	(24,716)	(2,429)	70,921	(22,287)
Income (loss) before income taxes	102,274	(29,199)	(5,249)	131,473	(23,950)
Benefit from income taxes	(7,524)	—	—	(7,524)	—
Net income (loss)	109,798	(29,199)	(5,249)	138,997	(23,950)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(26)	—	—	(26)	—
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$109,824	$(29,199)	$(5,249)	$139,023	$(23,950)

The following table sets forth a reconciliation of net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$109,824	$(29,199)	$(5,249)	$139,023	$(23,950)
Add: Benefit from income taxes	(7,524)	—	—	(7,524)	—
Add: Equity-based compensation expense	5,636	—	—	5,636	—
Add: Acquisition and transaction expenses	6,594	2,293	94	4,301	2,199
Add: Losses on the modification or extinguishment of debt and capital lease obligations	77	—	—	77	—
Add: Changes in fair value of non-hedge derivative instruments	171	—	—	171	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense (1)	34,144	—	—	34,144	—
Add: Interest expense	88,490	—	3	88,490	(3)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	6,503	30,006	29,987	(23,503)	19
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in (earnings) losses of unconsolidated entities	(10,588)	37,146	9,949	(47,734)	27,197
Less: Non-controlling share of Adjusted EBITDA (3)	(337)	—	—	(337)	—
Adjusted EBITDA (Non-GAAP)	$232,990	$40,246	$34,784	$192,744	$5,462
______________________________________________________________________________________
(1) Includes the following items for the year ended December 31, 2025: (i) depreciation and amortization expense of $54,236 and (ii) amortization of other comprehensive income of $(20,092).
(2) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net income (loss) of $10,576, $(37,211) and $(8,858), (ii) depreciation and amortization expense of $2,185, $25,353 and $26,146, (iii) interest expense of $6,352, $37,600 and $31,109, (iv) acquisition and transaction expenses of $201, $209 and $445, (v) changes in fair value of non-hedge derivative instruments of $(12,822), $(1,488) and $(18,904), (vi) asset impairment charges of $—, $274 and $1,135, (vii) equity-based compensation expense of $—, $2 and $5, (viii) losses on modification or extinguishment of debt of $—, $4,724 and $—, (ix) equity method basis adjustments of $10, $65 and $(1,091) and (x) other non-recurring items of $1, $478 and $—, respectively.
(3) Includes the following items for the year ended December 31, 2025: (i) equity-based compensation expense of $23, (ii) interest expense of $106, (iii) depreciation and amortization expense of $47, (iv) changes in fair value of non-hedge derivative instruments of $(2), (v) provision for income taxes of $143, (vi) acquisition and transaction expense of $16 and (vii) losses on modification or extinguishment of debt of $4.

Comparison of the years ended December 31, 2025 and 2024
Revenue
Total revenues increased $179.3 million due to (i) a $156.2 million increase in power plant revenues, (ii) a $21.2 million increase in gas revenues (iii) and a $2.0 million increase in terminal service revenues as a result of the acquisition of GCM’s 49.9% interest in of Long Ridge Energy & Power LLC in February 2025.
Expenses
Total expenses increased $118.8 million primarily due to:
•an increase in operating expenses of $60.2 million primarily related to increased drilling expenses at Ohio Gasco LLC and Long Ridge West Virginia, as well as increased legal expenses;
•an increase in acquisition and transaction expenses of $4.3 million due to legal and consulting fees related to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025; and
•an increase in depreciation and amortization expense of $54.2 million related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025.

Other income (expense)
Total other income increased $70.9 million primarily due to:
•an increase in equity in earnings in unconsolidated entities of $47.7 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net losses in the prior year, while there were only two months of equity pickup in the current year since GCM’s 49.9% interest in Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup recorded after the acquisition; and
•an increase in gain on sale of asset of $120.0 million related to the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025; partially offset by
•an increase in interest expense of $88.5 million related to interest expense on Long Ridge debt that is now consolidated; and
•a decrease in other income of $8.2 million related to a decrease in interest income due to the pay down of the investor loan to Long Ridge Energy & Power LLC as part of the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025.
Benefit from income taxes
Benefit from income taxes increased $7.5 million primarily due to the partial release of the valuation allowance in connection with the acquisition of GCM’s 49.9% interest in Long Ridge Energy & Power LLC in February 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $192.7 million due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Other revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

Expenses
Operating expenses	2	7	29	(5)	(22)
Acquisition and transaction expenses	249	17	1	232	16
Asset impairment	—	72,336	—	(72,336)	72,336
Total expenses	251	72,360	30	(72,109)	72,330

Other (expense) income
Equity in losses of unconsolidated entities	(7,558)	(18,390)	(14,814)	10,832	(3,576)
Gain on sale of assets, net	8,969	—	—	8,969	—
Other income	1,842	2,167	2,529	(325)	(362)
Total other income (expense)	3,253	(16,223)	(12,285)	19,476	(3,938)
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$3,002	$(88,583)	$(12,315)	$91,585	$(76,268)

The following table sets forth a reconciliation of net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$3,002	$(88,583)	$(12,315)	$91,585	$(76,268)
Add: Provision for income taxes	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—
Add: Acquisition and transaction expenses	249	17	1	232	16
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	70,401	—	(70,401)	70,401
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—
Add: Interest expense	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(2,303)	(9,710)	(9,753)	7,407	43
Add: Dividends and accretion of redeemable preferred stock	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	7,558	18,390	14,814	(10,832)	3,576
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$8,506	$(9,485)	$(7,253)	$17,991	$(2,232)
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net loss of $(4,286), $(18,390) and $(14,814), (ii) depreciation and amortization expense of $699, $2,762 and $1,539, and (iii) interest expense of $1,284, $5,918 and $3,522, respectively.

Comparison of the years ended December 31, 2025 and 2024
Expenses
Total expenses decreased $72.3 million primarily due to the impairment of our investment and the related note receivable in GM-FTAI Holdco LLC in the prior year.
Other (expense) income
Total other income increased $19.5 million which reflects a decrease of $10.8 million in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC and an increase of $9.0 million in gain on sale of assets, net due to gain on sale of equity method investment in Clean Planet Energy USA LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $18.0 million primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Revenues
Rail revenues	$1,406	$—	$—	$1,406	$—
Roadside services revenues	52,194	55,000	68,190	(2,806)	(13,190)
Total revenues	53,600	55,000	68,190	(1,400)	(13,190)

Expenses
Operating expenses	54,215	53,584	69,166	631	(15,582)
General and administrative	16,222	14,798	12,833	1,424	1,965
Acquisition and transaction expenses	12,367	2,598	1,938	9,769	660
Management fees and incentive allocation to affiliate	14,714	11,318	12,467	3,396	(1,149)
Depreciation and amortization	810	1,424	3,150	(614)	(1,726)
Total expenses	98,328	83,722	99,554	14,606	(15,832)

Other income (expense)
Equity in earnings of unconsolidated entities	50	40	56	10	(16)
Loss on extinguishment of debt	(55,174)	—	(1,099)	(55,174)	1,099
Interest expense	(104,468)	(71,184)	(62,316)	(33,284)	(8,868)
Other income	132	22	—	110	22
Total other expense	(159,460)	(71,122)	(63,359)	(88,338)	(7,763)
Loss before income taxes	(204,188)	(99,844)	(94,723)	(104,344)	(5,121)
(Benefit from) provision for income taxes	(572)	719	67	(1,291)	652
Net loss	(203,616)	(100,563)	(94,790)	(103,053)	(5,773)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	—	—	(228)	—	228
Less: Dividends and accretion of redeemable preferred stock	55,622	70,814	62,400	(15,192)	8,414
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(259,238)	$(171,377)	$(156,962)	$(87,861)	$(14,415)

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Year Ended December 31,			Change
(in thousands)	2025	2024	2023	'25 vs ‘24	'24 vs ‘23
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(259,238)	$(171,377)	$(156,962)	$(87,861)	$(14,415)
Add: (Benefit from) provision for income taxes	(572)	719	67	(1,291)	652
Add: Equity-based compensation expense	405	494	170	(89)	324
Add: Acquisition and transaction expenses	12,367	2,598	1,938	9,769	660
Add: Losses on the modification or extinguishment of debt and capital lease obligations	55,174	—	1,099	55,174	(1,099)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—
Add: Depreciation and amortization expense	810	1,424	3,150	(614)	(1,726)
Add: Interest expense	104,468	71,184	62,316	33,284	8,868
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	(38)	(24)	(25)	(14)	1
Add: Dividends and accretion of redeemable preferred stock	55,622	70,814	62,400	(15,192)	8,414
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—
Add: Other non-recurring items (2)	955	—	—	955	—
Less: Equity in earnings of unconsolidated entities	(50)	(40)	(56)	(10)	16
Less: Non-controlling share of Adjusted EBITDA (3)	—	—	(260)	—	260
Adjusted EBITDA (Non-GAAP)	$(30,097)	$(24,208)	$(26,163)	$(5,889)	$1,955
______________________________________________________________________________________
(1) Includes the following items for the years ended December 31, 2025, 2024 and 2023: (i) net loss of $(50), $(55) and $(80) and (ii) interest expense of $12, $31 and $55, respectively.
(2) Includes the following items for the year ended December 31, 2025: (i) non-ordinary professional fees of $955.
(3) Includes the following items for the year ended December 31, 2025, 2024 and 2023: (i) depreciation and amortization expense of $—, $— and $260, respectively.

Comparison of the years ended December 31, 2025 and 2024
Revenues
Total revenues decreased $1.4 million primarily due to a decrease in roadside services at FYX.
Expenses
Total expenses increased $14.6 million primarily due to:
•an increase in acquisition and transaction expenses of $9.8 million due to higher professional fees; and
•an increase in general and administrative expense of $1.4 million primarily due to higher professional fees.
Other expense
Total other expense increased $88.3 million due to an increase in interest expense of $33.3 million due to the issuance of the Corporate Bridge Loan in August 2025 and an increase in loss on extinguishment of debt of $55.2 million due to paydown of the Senior Notes due 2027 in August 2025.
Dividends and accretion of redeemable preferred stock
Dividends and accretion of redeemable preferred stock decreased $15.2 million due to payoff of Series A Preferred Stock in August 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $5.9 million primarily due to the changes noted above.
Transactions with Affiliates and Affiliated Entities
We are managed by the Manager, an affiliate of Fortress, pursuant to our Management Agreement, which provides for us to bear obligations for management fees and expense reimbursements payable to the Manager. Pursuant to the terms of the

Management Agreement, the Manager provides a management team and other professionals who are responsible for implementing our business strategy and performing certain services for us, subject to oversight by our board of directors. Our Management Agreement has an initial six-year term and is automatically renewed for one-year terms thereafter unless terminated either by us or our Manager. For its services, our Manager is entitled to receive a management fee from us, payable monthly, that is based on the average value of our total equity (including preferred stock, but excluding non-controlling common interests) determined on a consolidated basis in accordance with GAAP as of the last day of the two most recently completed months multiplied by an annual rate of 1.50%. In addition, we are obligated to reimburse certain expenses incurred by our Manager on our behalf.
Geographic Information
Please refer to Note 17 of our consolidated financial statements for information by geographic area for each segment, all located in North America, of revenues from our external customers, for the years ended December 31, 2025, 2024 and 2023, as well as the geographic area for each segment of our total property, plant and equipment as of December 31, 2025 and 2024.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
Subsequent to September 30, 2025, we have (i) refinanced the Bridge Loan Credit Agreement with the Term Loan Credit Agreement (see Note 21 for additional details), (ii) paid down the Jefferson June 2025 Credit Agreement and (iii) entered into a binding Commitment Agreement (the “Backstop Agreement”) dated March 16, 2026, pursuant to which we may, at our sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility (see Note 21 for additional details). As disclosed in Note 8, the Company has significant debt obligations, which it continues to actively manage. As part of our evaluation under ASC 205-40, management reviewed its forecasted cash flows including debt maturities over the next 12 months and concluded that the Company’s current liquidity, forecasted cash flows from operations and completed financing transactions are not sufficient to allow the Company to meet its obligations as they become due including repayment of the $218 million Jefferson Taxable Series 2024B Bonds upon their maturity (see Note 8 for additional detail). While management intends to refinance the $218 million Jefferson Taxable Series 2024B Bonds with long term financing, if such plans are not met, the Company would draw on the Backstop Agreement to pay off the Jefferson Taxable Series 2024B Bonds due July 1, 2026. Additionally, management’s plan includes exercising existing contractual options to extend the DRP DB Term Loan of $106 million, the first tranche of EB-5 Loan Agreement of $26 million, and the second tranche of EB-5 Loan Agreement of $9.7 million that will extend maturities to May 30, 2028, January 25, 2028, and March 11, 2028, respectively. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for the purpose of making investments was $1.1 billion, $118.1 million and $147.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
•Uses of liquidity associated with our operating expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of December 31, 2025, (ii) revenues from our infrastructure businesses net of operating expenses, (iii) proceeds from borrowings and (iv) proceeds from asset sales.
•During the year ended December 31, 2025, additional borrowings were obtained in connection with the (i) the Long Ridge Acquiom Loan of $40.0 million, (ii) the June 2025 Jefferson Credit Agreement of $30.0 million, (iii) the DRP DB Term Loan of $100.0 million, (iv) the Series 2025 Bonds of $300.0 million, (v) the Bridge Loan Credit Agreement of $1.25 billion and (vi) the RailCo Revolver of $50 million. Additionally, during the year ended December 31, 2025, we acquired the (i) Long Ridge CanAm loan of $115.2 million, (ii) Senior Secured Notes due 2032 of $600.0 million, (iii) February 2025 Long Ridge Credit Agreement of $400.0 million and (iv) Long Ridge GCM Note of $20.0 million in connection with the acquisition of Long Ridge Energy & Power LLC (see Note 3 for additional details). In May 2025, we used a portion of the net proceeds from the Series 2025 Bonds and DRP DB Term Loan to repay (i) the March 2025 Repauno Credit Agreement of $30.0 million, (ii) the October 2024 Jefferson Credit Agreement of $50.0 million and (iii) the DRP Revolver of $44.3 million. In August 2025, we used a portion of the net proceeds from the Bridge Loan Credit Agreement to redeem the Senior Notes due 2027 and Series A Preferred Stock.

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
•During the year ended December 31, 2023, additional borrowings were obtained in connection with the (i) EB-5 Loan Agreement of $1.6 million, (ii) Transtar Revolver of $40.0 million, (iii) Credit Agreement of $25.0 million, (iv) 2027 Notes (as defined in Note 8 of the consolidated financial statements) of $100.0 million and (v) DRP Revolver of $19.3 million. In July 2023, we used a portion of the net proceeds from the additional $100.0 million aggregate principal amount of the 2027 Notes to repay the amounts outstanding under the Transtar Revolver and Credit Agreement in full.
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
Historical Cash Flow
The following table presents our historical cash flow:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flow Data:
Net cash (used in) provided by operating activities	$(118,008)	$(15,278)	$5,513
Net cash used in investing activities	(1,142,666)	(118,137)	(147,123)
Net cash provided by financing activities	1,439,324	193,232	79,447
Comparison of the years ended December 31, 2025 and 2024
Net cash used in operating activities increased $102.7 million, which primarily reflects (i) a decrease in net loss of $114.0 million, (ii) an increase in loss on modification or extinguishment of debt of $50.4 million, (iii) an increase in depreciation and amortization of $53.1 million and (iv) an increase in amortization of deferred financing costs of $4.7 million, offset by (v) an increase in equity in earnings of unconsolidated entities of $67.8 million, (vi) an increase in gain on the sale of assets of $2.4 million, (vii) changes in working capital of $56.0 million, (viii) an increase in asset impairment of $67.9 million, (ix) changes in deferred income taxes of $7.7 million, (x) an increase in amortization of other comprehensive income of $20.1 million, and (xi) an increase in gain on sale of subsidiaries of $128.9 million.
Net cash used in investing activities increased $1.0 billion primarily due to (i) an increase in acquisition of property, plant and equipment of $201.0 million, (ii) an increase in the investment in unconsolidated entities of $14.7 million, and (iii) an increase in cash provided by the acquisition of business of $856.6 million, partially offset by (iv) a decrease in investment in convertible promissory notes of $31.4 million and (v) an increase in proceeds from investor loan of $11.0 million.
Net cash provided by financing activities increased $1.2 billion primarily due to (i) an increase in proceeds from debt of $1.3 billion, (ii) an increase in proceeds from the issuance of redeemable preferred stock of $1.0 billion and (iii) a decrease in distributions to non-controlling interests of $13.7 million, partially offset by (iv) repayment of debt proceeds of $532.8 million, (v) an increase in repayment of preferred stock of $447.1 million, (vi) an increase in payment of deferred financing costs of $50.6 million, (vii) an increase in the payment of cash dividends on preferred stock of $10.9 million and (viii) an increase in redeemable preferred stock issuance costs of $21.2 million.
For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Debt Covenants
We are in compliance with all of our debt covenants as of December 31, 2025. See Note 8 to the consolidated financial statements for information related to our debt obligations and respective covenants.

Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of December 31, 2025, we have outstanding principal and interest payment obligations of $3.8 billion and $1.3 billion, respectively, of which, there are $1.6 billion of principal payments due and $248.9 million of interest payments due within the next twelve months. See Note 2 for liquidity discussion and Note 8 of the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of December 31, 2025, we had operating and finance lease obligations of $295.5 million, of which $12.2 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $132.2 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment for twelve months. See Notes 2 and 18 for additional information related to our preferred stock obligations.
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

Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, FYX and Long Ridge Energy & Power LLC. As of December 31, 2025, the carrying amount of goodwill within the Jefferson Terminal, Railroad, Corporate and Other and Power and Gas segments was $122.7 million, $147.2 million, $5.4 million and $90.3 million, respectively. As of December 31, 2024, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million and $5.4 million, respectively.

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
As of October 1, 2025, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar, FYX and Long Ridge Energy & Power LLC reporting units and concluded that it was more likely than not that the fair value of the Transtar, FYX and Long Ridge Energy & Power LLC reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
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
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. The fair value estimate was sensitive to significant assumptions inherent in the discounted estimated future cash flows, including forecasted revenue and revenue growth rates and discount rate. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 20% as of October 1, 2025. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. Our discount rate for our 2025 goodwill impairment analysis was 10.0% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to grow and generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2025, 2024 and 2023.
Income Taxes—Taxable income or loss generated by us and our corporate subsidiaries is subject to U.S. federal and state corporate income tax in locations where they conduct business.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal and state tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
Please see Note 2 to our consolidated financial statements included elsewhere in this filing for recent accounting pronouncements.
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
As of December 31, 2025, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $12.9 million or a decrease of approximately $12.9 million in interest expense over the next 12 months.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FTAI Infrastructure Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill - Jefferson Terminal Reporting Unit
Description of the Matter
At December 31, 2025, the Company’s goodwill was $122.7 million for the Jefferson Terminal reporting unit. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Jefferson Terminal reporting unit. In particular, the fair value estimate was sensitive to significant assumptions inherent in the discounted estimated future cash flows, including forecasted revenue and revenue growth rates, and discount rate, which are affected by expectations about the Company’s ability to secure new contracts and increase volumes from existing contracts as well as expectations about the overall industry, market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Jefferson Terminal reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions, described above, and the completeness and accuracy of the underlying data used by the Company in its impairment test. For example, we compared forecasted revenue and revenue growth rates used by management to current industry, market and economic trends and to the historical results of the reporting unit and other guideline companies within the same industry. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes in the fair value of the Jefferson Terminal reporting unit that would result from changes in the significant assumptions. We also involved our internal valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions, including the discount rate.

Acquisition of Long Ridge Energy & Power LLC
Description of the Matter	As discussed in Notes 3 and 9 to the consolidated financial statements, on February 26, 2025, the Company acquired control of Long Ridge Energy & Power (“Long Ridge”). Prior to obtaining control of Long Ridge, the Company accounted for its investment in Long Ridge under the equity method. The transaction was accounted for as a step acquisition as defined by ASC 805.

Auditing the Company’s accounting for the acquisition was complex due to significant estimation uncertainty in determining the fair value of the acquired proved developed and unproved gas properties, as well as the power generation plant. The Company used the income approach to estimate the fair value of the assets noted above. Key assumptions included forecasted revenue growth rates, discount rates, projected capacity factors and projected net gas production which are affected by expectations of future market conditions, actual production volume, regulatory changes, and commodity price volatility. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s business combination process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair values, we performed audit procedures that included, among others, involving our valuation specialists to assist in evaluating the appropriateness of the Company’s valuation methodology and certain significant assumptions used in the model, such as the discount rates, as well as assessing the completeness and accuracy of the underlying data. We compared certain significant assumptions, including the forecasted revenue growth rates, projected capacity factors and projected net gas production, to current industry, market, and economic trends, to the historical results of the acquired business and to other guidelines companies within the same industry.

Acquisition of The Wheeling Corporation
Description of the Matter
As discussed in Notes 3 and 9 to the consolidated financial statements, on December 26, 2025, the Company completed the acquisition of The Wheeling Corporation (“Wheeling). Prior to obtaining control of Wheeling, the Company accounted for its investment in Wheeling under the equity method. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed.

Auditing the Company’s accounting for the acquisition was complex due to significant estimation uncertainty in determining the preliminary fair value of bridges and tunnels, and track and track related assets. The Company used a replacement cost approach and market approach to estimate the fair value of the assets noted above. The significant assumptions used to estimate the fair value included estimated acreage and market value per acre, as well as the condition and unit construction cost of bridges and tunnels. These significant assumptions are based on available information and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s business combination process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair values of the assets described above, we performed audit procedures that included, among others, involving our valuation specialists to assist in evaluating the appropriateness of the Company’s valuation methodology and significant assumptions used, including the market value per acre, estimated acreage and the unit construction costs of bridges and tunnels. We compared significant assumptions used in the model to geographic, industry and market data, as well as comparable transactions. We also tested the completeness and accuracy of the underlying data supporting the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 16, 2026

FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Notes	December 31,
		2025	2024
Assets
Current assets:
Cash and cash equivalents	2	$57,351	$27,785
Restricted cash and cash equivalents	2	268,595	119,511
Accounts receivable, net	2	95,388	52,994
Other current assets	2	62,677	19,561
Total current assets		484,011	219,851
Leasing equipment, net	4	36,570	37,453
Operating lease right-of-use assets, net	12	133,493	67,937
Property, plant, and equipment, net	5	4,581,771	1,653,468
Investments	6	22,243	12,529
Intangible assets, net	7	43,173	46,229
Goodwill	2	365,703	275,367
Other assets	2	81,697	61,554
Total assets		$5,748,661	$2,374,388

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	2	$280,707	$176,425
Debt, net	8	65,438	48,594
Operating lease liabilities	12	9,108	7,172
Derivative liabilities	10	34,381	—
Other current liabilities	2	20,363	18,603
Total current liabilities		409,997	250,794
Debt, net	8	3,708,735	1,539,241
Operating lease liabilities	12	71,000	60,893
Derivative liabilities	10	189,116	—
Warrant liabilities	18	81,599	—
Deferred income tax liabilities	15	300,231	9,639
Other liabilities		44,000	57,465
Total liabilities		4,804,678	1,918,032

Commitments and contingencies	20	—	—

Redeemable preferred stock Series A ($0.01 par value per share; 200,000,000 total preferred shares authorized; 300,000 Series A shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; redemption amount of $— million and $431.8 million as of December 31, 2025 and December 31, 2024, respectively)	18	—	381,218
Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 and — Series B shares issued and outstanding as of December 31, 2025 and December 31, 2024; redemption amount of $192.0 million and $— million as of December 31, 2025 and December 31, 2024)	18	152,642	—
Redeemable preferred stock Series A RailCo - Non-controlling interest (zero par value per share; 1,000,000 total preferred shares authorized; 1,000,000 and — Series A - RailCo shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; redemption amount of $1.4 billion and $— million at December 31, 2025 and December 31, 2024, respectively)	18	937,578	—

FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 116,294,461 and 113,934,860 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	1,163	1,139
Additional paid in capital	623,771	764,381
Accumulated deficit	(512,992)	(405,818)
Accumulated other comprehensive loss	(90,618)	(157,051)
Stockholders' equity	21,324	202,651
Non-controlling interests in equity of consolidated subsidiaries	(167,561)	(127,513)
Total equity	(146,237)	75,138
Total liabilities, redeemable preferred stock and equity	$5,748,661	$2,374,388

See accompanying notes to the consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

		Year Ended December 31,
	Notes	2025	2024	2023
Revenues
Total revenues	11	$502,520	$331,497	$320,472

Expenses
Operating expenses	2	299,587	247,674	253,672
General and administrative		16,222	14,798	12,833
Acquisition and transaction expenses		27,138	5,457	4,140
Management fees and incentive allocation to affiliate	16	14,714	11,318	12,467
Depreciation and amortization	4, 5, 7	132,489	79,410	80,992
Asset impairment		4,401	72,336	743
Total expenses		494,551	430,993	364,847

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	6	12,303	(55,496)	(24,707)
Gain on sale of assets, net		128,842	2,370	6,855
Loss on modification or extinguishment of debt		(59,323)	(8,925)	(2,036)
Interest expense		(265,914)	(122,108)	(99,603)
Other income		20,751	20,904	6,586
Total other expense		(163,341)	(163,255)	(112,905)
Loss before income taxes		(155,372)	(262,751)	(157,280)
(Benefit from) provision for income taxes	15	(3,318)	3,313	2,470
Net loss		(152,054)	(266,064)	(159,750)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries		(44,880)	(42,419)	(38,414)
Less: Preferred dividends and accretion on redeemable non-controlling interests		44,607	—	—
Less: Dividends and accretion of redeemable preferred stock		55,622	70,814	62,400
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock		$(207,403)	$(294,459)	$(183,736)

Net loss attributable to common stockholders	19	$(260,406)	$(294,459)	$(183,736)

Loss per share:	19
Basic		$(2.24)	$(2.72)	$(1.78)
Diluted		$(2.26)	$(2.72)	$(1.79)
Weighted average shares outstanding:
Basic		115,214,910	108,217,871	102,960,812
Diluted		115,214,910	108,217,871	102,960,812

See accompanying notes to the consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(152,054)	$(266,064)	$(159,750)
Other comprehensive income (loss):
Other comprehensive income (loss) related to derivatives (1)	70,787	(2,523)	123,845
Changes in pension and other employee benefit accounts (2)	(4,354)	23,987	(2,227)
Total other comprehensive income	66,433	21,464	121,618
Comprehensive loss	(85,621)	(244,600)	(38,132)
Comprehensive loss attributable to non-controlling interests	(44,880)	(42,419)	(38,414)
Comprehensive (loss) income attributable to stockholders	$(40,741)	$(202,181)	$282
______________________________________________________________________________________
(1) Net of deferred tax expense of $9.2 million, $— million and $— million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Net of deferred tax expense of $— million, $1.9 million and $— million for the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying notes to the consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2022	$994	$911,599	$(60,837)	$(300,133)	$(26,829)	$524,794
Net loss			(121,336)		(38,414)	(159,750)
Other comprehensive loss				121,618		121,618
Total comprehensive loss	—	—	(121,336)	121,618	(38,414)	(38,132)
Acquisition of subsidiary		(953)			(3,495)	(4,448)
Distributions to non-controlling interests					(1,647)	(1,647)
Issuance of common shares	12	16				28
Dividends and accretion of redeemable preferred stock		(62,400)				(62,400)
Dividends declared on common stock		(12,372)				(12,372)
Settlement of equity-based compensation		(1,629)			(534)	(2,163)
Equity-based compensation		9,710			(511)	9,199
Equity - December 31, 2023	$1,006	$843,971	$(182,173)	$(178,515)	$(71,430)	$412,859
Net loss			(223,645)		(42,419)	(266,064)
Other comprehensive income				21,464		21,464
Total comprehensive (loss) income	—	—	(223,645)	21,464	(42,419)	(244,600)
Distributions to non-controlling interests					(15,039)	(15,039)
Issuance of common shares	133	419				552
Dividends and accretion of redeemable preferred stock		(70,814)				(70,814)
Dividends declared on common stock		(13,124)				(13,124)
Settlement of equity-based compensation		(2,906)			(426)	(3,332)
Equity-based compensation		6,835			1,801	8,636
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net loss			(107,174)		(44,880)	(152,054)
Other comprehensive income				66,433		66,433
Total comprehensive (loss) income	—	—	(107,174)	66,433	(44,880)	(85,621)
Distributions to non-controlling interests					(1,314)	(1,314)
Issuance of common shares	24	2,692				2,716
Issuance of warrants		1,012				1,012
Issuance of Manager options		7,358				7,358
Loss on extinguishment of preferred stock		(36,646)				(36,646)
Dividends and accretion of redeemable preferred stock		(100,229)				(100,229)
Dividends declared on common stock		(13,831)				(13,831)
Settlement of equity instruments		(4,106)			(1,944)	(6,050)
Equity-based compensation		3,140			8,090	11,230
Equity - December 31, 2025	$1,163	$623,771	$(512,992)	$(90,618)	$(167,561)	$(146,237)

See accompanying notes to the consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(152,054)	$(266,064)	$(159,750)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated entities	(12,303)	55,496	24,707
Gain on sale of subsidiaries	(128,921)	—	—
Loss (gain) on sale of assets, net	79	(2,370)	(6,855)
Loss on modification or extinguishment of debt	59,323	8,925	2,036
Gain on sale of easement	—	(3,486)	—
Equity-based compensation	11,076	8,636	9,199
Depreciation and amortization	132,489	79,410	80,992
Asset impairment	4,401	72,336	743
Change in deferred income taxes	(5,764)	1,920	2,016
Change in fair value of non-hedge derivatives	603	—	1,125
Change in fair value of warrants	(4,234)	—	—
Amortization of deferred financing costs	10,988	6,248	6,769
Amortization of bond discount	23,336	8,682	4,853
Amortization of other comprehensive income	(20,092)	—	—
Paid-in-kind interest expense	5,829	—	—
Provision for (recovery) credit losses	(888)	863	1,977
Change in:
Accounts receivable	(9,920)	2,133	2,840
Other assets	(13,282)	(1,976)	25,183
Accounts payable and accrued liabilities	51,745	20,970	8,553
Derivative liabilities	(67,006)	—	—
Other liabilities	(3,413)	(7,001)	1,125
Net cash (used in) provided by operating activities	(118,008)	(15,278)	5,513

Cash flows from investing activities:
Investment in unconsolidated entities	(18,548)	(3,826)	(7,077)
Acquisition of business, net of cash acquired	(856,644)	—	(4,448)
Acquisition of leasing equipment	(724)	(3,288)	(1,724)
Acquisition of property, plant and equipment	(280,526)	(79,536)	(99,022)
Investment in investor loan	11,001	—	—
Investment in promissory notes	—	(31,438)	(36,044)
Investment in equity instruments	—	(5,000)	—
Proceeds from sale of leasing equipment	—	—	105
Proceeds from insurance recoveries	—	267	—
Proceeds from sale of property, plant and equipment	2,775	1,198	1,087
Proceeds from sale of easement	—	3,486	—
Net cash used in investing activities	$(1,142,666)	$(118,137)	$(147,123)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from debt, net	$1,794,074	$498,426	$181,350
Repayment of debt	(780,364)	(247,594)	(75,131)
Payment of financing costs	(62,051)	(11,438)	(8,834)
Proceeds from issuance of common shares	2,694	—	—
Proceeds from issuance of redeemable preferred stock and warrants	1,000,000	—	—
Redeemable preferred stock issuance costs	(21,197)	—	—
Repayment of preferred stock	(447,121)	—	—
Distributions to non-controlling interests	(1,314)	(15,039)	(1,647)
Settlement of equity-based compensation	(6,050)	(3,335)	(2,161)
Cash dividends - common stock	(13,831)	(13,124)	(12,372)
Cash dividends - redeemable preferred stock	(25,516)	(14,664)	(1,758)
Net cash provided by financing activities	1,439,324	193,232	79,447

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	178,650	59,817	(62,163)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	147,296	87,479	149,642
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$325,946	$147,296	$87,479

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$219,634	$94,396	$88,411

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$(46,494)	$(48,607)	$(1,670)
Acquisition of business	(285,977)	—	—
Dividends and accretion of redeemable preferred stock	—	(56,150)	(60,642)
Dividends and accretion of redeemable preferred stock - NCI	(44,607)	—	—
Financing fees	—	(16,158)	—

See accompanying notes to the consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

1. ORGANIZATION
FTAI Infrastructure Inc. (“we”, “us”, “our”, or the “Company”) is a Delaware corporation and was originally formed as a limited liability company on December 13, 2021 in connection with the spin-off of the infrastructure business (“FTAI Infrastructure”) of FTAI Aviation Ltd. (previously Fortress Transportation and Infrastructure Investors LLC; “FTAI” or “Former Parent”). The Company owns and operates (i) eight freight railroads and one switching company that provide rail service to certain manufacturing and production facilities (“Transtar” and newly acquired “Wheeling” (see Note 3)), (ii) a multi-modal crude oil and refined products terminal in Beaumont, Texas (“Jefferson Terminal”), (iii) a deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities (“Repauno”), (iv) a multi-modal terminal located along the Ohio River with multiple industrial development opportunities, including a power plant (“Long Ridge”), and (v) an equity method investment in two ventures developing battery and metal recycling technology (“Aleon” and “Gladieux”). Additionally, we operate a railcar cleaning business (“KRS”) as well as an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries (“FYX”). We have five reportable segments: (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas, and (v) Sustainability and Energy Transition, which all operate in the infrastructure sector (see Note 17).
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
Liquidity—Subsequent to September 30, 2025, we have (i) refinanced the Bridge Loan Credit Agreement with the Term Loan Credit Agreement (see Note 21 for additional details), (ii) paid down the Jefferson June 2025 Credit Agreement and (iii) entered into a binding Commitment Agreement (the “Backstop Agreement”) dated March 16, 2026, pursuant to which we may, at our sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility (see Note 21 for additional details). As disclosed in Note 8, the Company has significant debt obligations, which it continues to actively manage. As part of our evaluation under ASC 205-40, management reviewed its forecasted cash flows including debt maturities over the next 12 months and concluded that the Company’s current liquidity, forecasted cash flows from operations and completed financing transactions are not sufficient to allow the Company to meet its obligations as they become due including repayment of the $218 million Jefferson Taxable Series 2024B Bonds upon their maturity (see Note 8 for additional detail). While management intends to refinance the $218 million Jefferson Taxable Series 2024B Bonds with long term financing, if such plans are not met, the Company would draw on the Backstop Agreement to pay off the Jefferson Taxable Series 2024B Bonds due July 1, 2026. Additionally, management’s plan includes exercising existing contractual options to extend the DRP DB Term Loan of $106 million, the first tranche of EB-5 Loan Agreement of $26 million, and the second tranche of EB-5 Loan Agreement of $9.7 million that will extend maturities to May 30, 2028, January 25, 2028, and March 11, 2028, respectively. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. Management will continue to evaluate its liquidity and financial position and update future plans accordingly.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Delaware River Partners LLC
During 2016, through Delaware River Partners LLC (“DRP”), a consolidated subsidiary, we purchased the assets of Repauno, which consisted primarily of land, a storage cavern, and riparian rights for the acquired land, site improvements and rights. Upon acquisition there were no operational processes that could be applied to these assets that would result in outputs without significant green field development. We currently hold an approximately 98% economic interest, and a 100% voting interest in DRP. Prior to the completion of our debt offering at Repauno in May 2025 (refer to Note 8 for additional details), DRP was solely reliant on us to finance its activities and therefore was a VIE. We concluded that we were the primary beneficiary and, accordingly, DRP has been presented on a consolidated basis in the accompanying consolidated financial statements. Total VIE assets of DRP were $341.6 million, and total VIE liabilities of DRP were $88.5 million as of December 31, 2024. Due to the debt offering at Repauno in May 2025, Repauno is sufficiently capitalized, and therefore, is no longer considered a VIE; this change in classification does not have a financial impact on the Company’s financial statements.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. We capitalized interest of $26.0 million, $6.6 million and $5.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Repairs and Maintenance—Repair and maintenance costs that do not extend the lives of the assets are expensed as incurred. Our repairs and maintenance expenses were $26.2 million, $20.1 million and $19.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.
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
Warrant Liabilities—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Other Current Assets—Other current assets is comprised of:

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)

	December 31, 2025	December 31, 2024
Notes receivable	$13,605	$—
Prepaid expenses	20,403	9,751
Purchase deposits	3,817	—
Other receivables	10,587	384
Inventory	1,269	311
Other assets	12,996	9,115
Total other current assets	$62,677	$19,561
For the year ended December 31, 2024, the Company determined that its note receivable from an investment included in the Sustainability and Energy Transition segment should be impaired due to the investment continuing to generate operating losses and not achieving expected results. The related impairment charge is recorded in Asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2024.
Accounts Payable and Accrued Liabilities—Accounts payable and accrued liabilities primarily include payables relating to construction projects, interline payables to other railroads, accrued compensation, interest and payables to the Manager.
Other Current Liabilities—Other current liabilities primarily include insurance premium liabilities of $2.7 million and $5.0 million and deferred revenue of $11.5 million and $8.3 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company recognized revenue of $2.5 million that was included in the deferred revenue balance at the beginning of the year.
Goodwill—Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Jefferson Terminal, Transtar, FYX and Long Ridge Energy Power LLC. As of December 31, 2025, the carrying amount of goodwill within the Jefferson Terminal, Railroad, Corporate and Other and Power and Gas segments was $122.7 million, $147.2 million, $5.4 million and $90.3 million, respectively. As of December 31, 2024, the carrying amount of goodwill within the Jefferson Terminal, Railroad and Corporate and Other segments was $122.7 million, $147.2 million and $5.4 million, respectively.
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
As of October 1, 2025, we elected to complete a qualitative impairment assessment of the goodwill related to our Transtar, FYX and Long Ridge Energy & Power LLC reporting units and concluded that it was more likely than not that the fair value of the Transtar, FYX and Long Ridge Energy & Power LLC reporting units exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. As part of our assessment, we considered numerous factors, including:
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
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. The fair value estimate was sensitive to certain assumptions inherent in the discounted estimated future cash flows, including forecasted revenue and revenue growth rates and discount rate. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 20% as of October 1, 2025. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. Our discount rate for our 2025 goodwill impairment analysis was 10.0% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to grow and generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There were no impairments of goodwill for the years ended December 31, 2025, 2024, and 2023.
Intangibles and Amortization—Intangible assets include the value of existing customer relationships acquired in connection with the acquisition of Jefferson Terminal and Transtar.
Customer relationship intangible assets are amortized on a straight-line basis over their useful lives as the pattern in which the asset’s economic benefits are consumed cannot reliably be determined. Customer relationship intangible assets have useful lives ranging from 5 to 15 years, no estimated residual value, and amortization is recorded as a component of Depreciation and amortization in the Consolidated Statements of Operations. The weighted-average remaining amortization period for customer relationships was 126 months and 138 months as of December 31, 2025 and 2024, respectively.
Redeemable Preferred Stock—We classify the Series A Preferred Stock ("Redeemable Preferred Stock") and Series A Preferred Stock - RailCo - Non-controlling Interest (“NCI”) as temporary equity in the Consolidated Balance Sheets due to certain contingent redemption clauses that are at the election of the holders. The Series A Preferred Stock was redeemed during the third quarter of 2025 (see Note 18 for details). The carrying value of the Series A Preferred Stock - RailCo - NCI is accreted to the redemption value at the earliest redemption date, which has been determined to be August 25, 2032. We use the effective interest method to accrete to the redemption value.
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
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $21.9 million and $14.8 million as of December 31, 2025 and 2024, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $11.0 million, $6.2 million and $6.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Our ancillary services revenue primarily relates to demurrage and storage services. Demurrage represents charges assessed by railroads for the retention of cars by shippers or receivers of freight beyond a specified free time and is recognized on a per day basis. Storage services revenue is earned for the provision of storage of shippers’ railcars and is generally recognized on a per day, per car basis, as the storage services are provided.
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
Power Revenues—Power revenues are recognized from Long Ridge’s revenues into PJM Interconnection, Inc.’s (“PJM”) day-ahead and spot markets. Certain transmission losses, transmission congestion fees, and other fees incurred by PJM are netted into revenue. Power revenues are recognized upon generation of the electricity and simultaneous consumption by the customer. Revenue is recognized based on the invoiced amount which is equal to the value of Long Ridge’s performance obligation satisfied with the customer.
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
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 10%, 13% and 12% of our consolidated revenue from one customer within the Jefferson Terminal segment during the years ended December 31, 2025, 2024 and 2023, respectively, and 32%, 50% and 51% from one customer within the Railroad segment during the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, revenues from one customer in each of the Railroad and Jefferson Terminal segments accounted for $159.5 million and $52.3 million, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal, Railroad and Power and Gas segments represented 41% of total accounts receivable, net. As of December 31, 2024, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 48% of total accounts receivable, net.
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
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss at December 31, 2025 are as follows:

	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(107,944)	(633)	(2,191)	(110,768)
Amounts reclassified from accumulated other comprehensive loss	(4,252)	183,616	(2,163)	177,201
Net current period other comprehensive (loss) income, net of tax	(112,196)	182,983	(4,354)	66,433
Accumulated other comprehensive (loss) income	$(112,196)	$—	$21,578	$(90,618)
Reclassifications out of accumulated other comprehensive loss during 2025 were immaterial.
Components of accumulated other comprehensive loss at December 31, 2024 are as follows:

	Equity method investee	Pension and other postretirement benefit accounts	Total
Balance at beginning of period	$(180,460)	$1,945	$(178,515)
Other comprehensive (loss) income before reclassification	(2,523)	22,490	19,967
Amounts reclassified from accumulated other comprehensive loss	—	1,497	1,497
Net current period other comprehensive (loss) income, net of tax	(2,523)	23,987	21,464
Accumulated other comprehensive (loss) income	$(182,983)	$25,932	$(157,051)
Reclassifications out of accumulated other comprehensive loss during 2024 were immaterial.
Comprehensive (Loss) Income —Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Our comprehensive (loss) income represents net loss, as presented in the Consolidated Statements of Operations, adjusted for fair value changes recorded in other comprehensive income (loss) related to derivatives and changes in pension and other postretirement benefit accounts. The Company’s policy is to release income tax effects from accumulated other comprehensive (loss) income at such time as the earnings or loss of the related activity are recognized in earnings.
Derivative Financial Instruments
Electricity Derivatives—Long Ridge, enters into derivative contracts as part of a risk management program to mitigate price risk associated with certain electricity price exposures. Long Ridge primarily uses swap derivative contracts, which are agreements to buy or sell a quantity of electricity at a predetermined future date and at a predetermined price.
Natural Gas Derivatives—The Company entered into a derivative contract as part of a risk management program to mitigate price risk associated with fluctuations in natural gas prices. The Company recognized the change in fair value of the derivatives in the operating expenses line item of our Consolidated Statements of Operations.
The Company records all derivative assets and liabilities on a gross basis at fair value and are included in the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Cash Flow Hedges
Certain of these derivative instruments are designated and qualify as cash flow hedges. Prior to our acquisition of 100% of Long Ridge Energy & Power LLC on February 26, 2025 (“the Long Ridge Energy & Power LLC acquisition date”), our share of the derivative's gain or loss was reported as Other comprehensive income (loss) related to derivatives in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated other comprehensive loss in our Consolidated Balance Sheets. The change in our equity method investment balance related to derivative gains or losses on cash flow hedges was disclosed as a Non-cash change in equity method investment in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, the derivative's gain or loss is reported as Other comprehensive income in our Consolidated Statements of Comprehensive (Loss) Income and recorded in Accumulated deficit in our Consolidated Balance Sheets. The derivative's realized gain or loss is reported through Net loss included in Cash flows from operating activities within our Consolidated Statements of Cash Flows. The realized gain or loss is reclassified into Revenues on the Consolidated Statements of Operations.
Derivatives Not Designated As Hedging Instruments
Certain of these derivative instruments are not designated as hedging instruments for accounting purposes, prior to the acquisition of Long Ridge. Prior to the Long Ridge Energy & Power LLC acquisition date, our share of the change in fair value of these contracts was recognized in Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations. The cash flow impact of derivative contracts that are not designated as hedging instruments was recognized in Equity in earnings (losses) of unconsolidated entities in our Consolidated Statements of Cash Flows. Subsequent to the Long Ridge Energy & Power LLC acquisition date, all significant electricity swaps are designated as cash flow hedges.
The Company records all electricity derivative assets and liabilities on a gross basis at fair value, which are included in the Consolidated Balance Sheets.
Income Taxes—Taxable income or loss generated by us and our corporate subsidiaries is subject to U.S. federal and state corporate income tax in locations where they conduct business.
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
Some of our entities file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The income tax returns filed by us and our subsidiaries are subject to examination by the U.S. federal and state tax authorities. We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the (Benefit from) provision for income taxes in the Consolidated Statements of Operations.
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
Recent Accounting Pronouncements—In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain Securities and Exchange Commission (“SEC”) disclosure requirements related to various subtopics into the FASB Accounting Standards Codification. This standard is effective for each subtopic amendment on the date that the SEC removes the related disclosure requirement from Regulation S-X or Regulation S-K, with early adoption prohibited. We adopted this guidance in the first quarter of 2025, and it did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures by expanding the disclosures of an entity’s income tax rate reconciliation and disaggregation of income taxes paid and income tax expense. This standard is effective prospectively for all public entities for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. We adopted this guidance in the fourth quarter of 2025 prospectively, which included expanded income tax disclosures in Note 15.
Unadopted Accounting Pronouncements—In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. This ASU requires additional financial statement disclosures for disaggregated information of certain expense line items on the face of the income

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
statement, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization of capitalized costs recognized as part of oil- and gas-producing activities. These standards are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption and either prospective or retrospective application permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. This standard is effective prospectively for all public entities for annual periods beginning December 15, 2026, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to provide guidance on how business entities should recognize, measure, and present government grants that it receives. This standard is effective for all public entities for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted and may be applied using a modified prospective, modified retrospective, or retrospective approach. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the required interim disclosures, clarify when they are applicable, and provide additional guidance on what disclosures are required by GAAP to be included in interim reporting periods. The standard also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for all public entities with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The amendments in this update represent changes to the Codification that (i) clarify, (ii) correct errors, or (iii) make minor improvements, and make the Codification easier to understand and apply. The standard is effective either prospectively or retrospectively for annual periods beginning after December 15, 2026, and interim periods within those annual periods with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements and related disclosures.
3. ACQUISITION OF SUBSIDIARIES
Acquisition of Long Ridge Energy & Power LLC
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest. This transaction resulted in a controlling 100% ownership in Long Ridge Energy & Power LLC. Consideration to GCM for the acquisition included (i) Long Ridge Energy & Power LLC issuing a $20.0 million promissory note to an affiliate of GCM, (ii) cash consideration of $9.0 million paid by the Company and (iii) 160,000 shares of newly formed Series B Convertible Junior Preferred Stock issued by the Company to certain affiliates of GCM at a fair value of $160.0 million. Additionally, the Company had a pre-existing shareholder loan outstanding with Long Ridge for $106.0 million that was settled with the transaction. Long Ridge Energy & Power LLC operates within the Power and Gas reportable segment. See Note 17 for additional information. The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations at Long Ridge Energy & Power LLC have been included in the Company’s Consolidated Statements of Operations as of the effective date of the acquisition.
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment (see Note 6 for information regarding the previous treatment). This transaction was accounted for as a “step acquisition” (as defined by U.S. GAAP) and, as such, the Company remeasured its pre-existing equity interest in Long Ridge immediately prior to the completion of the acquisition to its estimated fair value of $189.8 million. The results of Long Ridge since the acquisition date have been included in the Company’s consolidated financial statements. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which is included in Gain on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive loss in the Consolidated Balance Sheets that was reclassified to (Benefit from) provision for income taxes in the Consolidated Statements of Operations. In connection with the acquisition, we recorded $2.2 million of acquisition and transaction expense during the year ended December 31, 2025, which is included in Acquisition and transaction expenses in the Consolidated Statements of Operations.
In accordance with ASC 805, Business Combinations, the following fair values assigned to underlying assets acquired and liabilities assumed are based on management’s estimates and assumptions. The assumptions used to estimate the fair value of proved developed and unproved gas properties, as well as the power generation plant included forecasted revenue growth rates,

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
discount rates, projected capacity factors and projected net gas production. These assumptions could be affected by expectations of future market conditions, actual production, regulatory changes, and commodity price volatility.
The following table summarizes the allocation of the purchase price, as presented in our Consolidated Balance Sheet:

February 26, 2025
Fair value of assets acquired:
Cash and cash equivalents	$17,205
Restricted cash	218,422
Accounts receivable	12,364
Property, plant and equipment	1,516,873
Intangible assets	1,000
Other assets	11,855
Total assets acquired	1,777,719
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	54,699
Debt	1,115,200
Derivative liabilities	197,795
Other liabilities	15,628
Total liabilities assumed	1,383,322
Goodwill (1)	90,337
Total purchase consideration	$484,734
________________________________________________________
(1) This goodwill is assigned to the Power and Gas segment and is not tax deductible for income tax purposes. In the fourth quarter of 2025, the Company recorded an adjustment of $35.5 million to goodwill of the Power and Gas segment for a measurement period adjustment related to completing its analysis of acquired tax attributes upon filing the 2024 income tax return.
The following table presents the fair value of the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$1,000
Total		$1,000
The following table presents the fair value of the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Construction in progress	N/A	$476
Unproved properties	N/A	216,776
Proved developed properties	N/A	168,045
Power generation	12 - 37	850,121
Computer software	2	70
Land and improvements	N/A	166,454
Buildings	10 - 39	48,665
Machinery & equipment	2 - 37	62,015
Track and track related assets	8 - 34	4,212
Vehicles	2 - 3	39
Total		$1,516,873
Acquisition of The Wheeling Corporation
On August 25, 2025 (the “Closing Date”), FIP RR Holdings LLC (“RR Holdings”), a subsidiary of the Company, closed the previously announced transactions contemplated by the stock purchase agreement, dated as of August 6, 2025 (the “Wheeling

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Purchase Agreement”), between RR Holdings (as successor-in-interest to Percy Acquisition LLC (“Percy”)) and WLE Management Partners, L.P. (“Seller”), pursuant to which RR Holdings purchased 100% of the issued and outstanding capital stock of The Wheeling Corporation (“Wheeling”) from Seller (the “Wheeling Acquisition”). Prior to the closing of the Wheeling Acquisition, Percy assigned its rights and obligations under the Wheeling Purchase Agreement to RR Holdings, a wholly-owned subsidiary of Percy. The aggregate cash consideration paid in exchange for all of the issued and outstanding capital stock of Wheeling at closing was approximately $1.05 billion, subject to customary adjustments. A portion of the cash consideration was placed into escrow to secure any post-closing purchase price adjustment payment obligations under the Wheeling Purchase Agreement. Additional consideration paid for the Wheeling Acquisition included $49.8 million to paydown finance leases that Wheeling previously held, as well as $10.4 million for transaction costs related to the acquisition, which were capitalized as part of the original equity method investment classified as Investment - The Wheeling Corporation in the Consolidated Balance Sheets. Additionally, on the Closing Date, Percy contributed 100% of Transtar into RR Holdings. RR Holdings’ assets and credit are not available to satisfy the debts and other obligations of the Company or any other person or entity, except with respect to its subsidiaries.
In addition, on the Closing Date, RR Holdings entered into a voting trust agreement (the “Voting Trust Agreement”) with John Giles (the “Voting Trust Trustee”). All of the capital stock of Wheeling was transferred into a voting trust (the “Voting Trust”) governed by the Voting Trust Agreement pursuant to the rules established by the U.S. Surface Transportation Board (the “STB”). The capital stock of Wheeling held in the Voting Trust was released to RR Holdings upon approval of the Wheeling Acquisition by the STB. The Voting Trust terminated upon STB approval of RR Holdings’ control authority over Wheeling & Lake Erie Railway Company (“WLE”) and Akron Barberton Cluster Railway Company (“AB”), both wholly-owned subsidiaries of Wheeling.
On the Closing Date, in connection with the Wheeling Acquisition, RR Holdings issued (i) 1,000,000 newly-created Series A Preferred Units (“Series A Preferred Stock - RailCo”) (see Note 18) and (ii) 172,500 Series A Warrants (“Series A Warrants - RailCo”) (see Note 18) representing the right to purchase, on the terms and subject to the conditions set forth in the Wheeling Purchase Agreement, 172,500 common units of RR Holdings at an initial exercise price of $857.748 per unit, for an aggregate purchase price of $1.0 billion.
On the Closing Date, in connection with the Wheeling Acquisition, the Company entered into a credit agreement for a 364-day, $1.25 billion secured bridge loan facility (the “Bridge Loan”) (see Note 8). The Bridge Loan will mature on August 24, 2026.
The Company recorded its initial investment in Wheeling under the equity method of accounting pending approval from the STB of the Company's application for control of Wheeling.
On December 26, 2025, following STB approval our acquisition of Wheeling, we took full control of Wheeling, at which time we fully consolidated Wheeling into our consolidated financial statements. As we initially accounted for our investment in Wheeling as an equity method investment, we remeasured our pre-existing equity interest in Wheeling immediately prior to the completion of the acquisition to its estimated fair value of $1.12 billion. The results of Wheeling since the acquisition date have been included in the Company’s consolidated financial statements. In connection with the acquisition, we recorded $0.1 million of acquisition and transaction expense during the year ended December 31, 2025, which is included in Acquisition and transaction expenses in the Consolidated Statements of Operations.
In accordance with ASC 805, Business Combinations, the following fair values assigned to underlying assets acquired and liabilities assumed are based on management’s estimates and assumptions, which will be refined during the measurement period as needed. The assumptions used to estimate the preliminary fair value of the bridges and tunnels, track and track related assets included estimated acreage and market value per acre, as well as the condition and unit construction cost of bridges and tunnels. These assumptions are based on available information as of the reporting date and could be affected by further validation of assumptions during the measurement period.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the allocation of the preliminary purchase price, as presented in our Consolidated Balance Sheet:

December 26, 2025
Fair value of assets acquired:
Cash and cash equivalents	$21,432
Restricted cash	3,893
Accounts receivable	19,222
Operating lease right-of-use assets, net	65,927
Property, plant and equipment	1,289,151
Other assets	27,758
Total assets acquired	1,427,383
Fair value of liabilities assumed:
Accounts payable and accrued liabilities	22,034
Operating lease liabilities	12,228
Deferred tax liabilities	273,419
Other liabilities	1,882
Total liabilities assumed	309,563
Total preliminary purchase consideration	$1,117,820
The following table presents the preliminary estimated fair value of the property, plant and equipment and their estimated remaining useful lives:

	Estimated remaining useful life in years	Fair value
Construction in progress	N/A	$6,768
Land	N/A	165,862
Buildings and improvements	2 - 16	4,448
Bridges and tunnels	18 - 50	791,819
Terminal machinery and equipment	2 - 15	5,214
Track and track related assets	2 - 40	218,065
Computer hardware and software	2 - 4	228
Railcars and locomotives	3 - 30	92,609
Other	2 - 8	4,138
Total		$1,289,151
The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of assets and liabilities are subject to change. Furthermore, the Company is still evaluating the appropriate useful lives for the acquired property, plant and equipment. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated.
Supplemental Pro Forma Information (Unaudited)
The unaudited financial information in the table below summarizes the combined results of operations of FTAI Infrastructure, Long Ridge Energy & Power LLC and The Wheeling Corporation on a pro forma basis, as though the companies had been combined as of January 1, 2024. These pro forma results were based on estimates and assumptions which we believe are reasonable. The pro forma adjustments are primarily comprised of the following:
•The allocation of the purchase price and related adjustments, including adjustments to depreciation and amortization expense related to the fair value of property, plant and equipment acquired;
•Elimination of intercompany transactions between consolidated companies;
•Impacts of debt assumed, including interest for debt issued, removal of interest for eliminated debt and removal of eliminated amortization of deferred financing costs; and
•Associated tax-related impacts of adjustments.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of January 1, 2024.

	Year Ended December 31,
	2025	2024
Total revenue	$710,602	$591,561
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(402,167)	(393,295)
4. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	December 31,
	2025	2024
Leasing equipment	$49,986	$49,262
Less: Accumulated depreciation	(13,416)	(11,809)
Leasing equipment, net	$36,570	$37,453
Depreciation expense for leasing equipment is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense for leasing equipment	$1,607	$1,422	$1,148
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
At lease commencement, we recorded $6.6 million of gain on sales-type lease which is recorded in Gain on sale of assets, net in the Consolidated Statements of Operations during the year ended December 31, 2024. We also recorded $0.8 million and $0.8 million of interest income which is included in Revenues in the Consolidated Statements of Operations during the year ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, we recorded $8.8 million and $8.1 million of lease receivable and $0.8 million and $0.8 million of unguaranteed residual value which are included in Other assets on the Consolidated Balance Sheets, as well as $0.8 million and $0.8 million of short-term lease receivable which is included in Other current assets on the Consolidated Balance Sheets, respectively.
The following table presents future minimum lease payments under the sales-type lease as of December 31, 2025:

2026	$780
2027	780
2028	780
2029	780
2030	780
Thereafter	19,500
Total undiscounted lease payments	23,400
Less: Imputed interest	14,585
Total lease receivable	$8,815

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	December 31,
	2025	2024
Land, site improvements and rights	$513,835	$181,874
Buildings and improvements	72,997	19,015
Bridges and tunnels	969,551	176,753
Terminal machinery and equipment	1,357,502	1,211,272
Proved oil and gas properties	304,716	—
Unproved oil and gas properties	144,455	—
Power plant	850,489	—
Track and track related assets	335,850	109,871
Railroad equipment	9,694	9,627
Railcars and locomotives	181,892	95,437
Computer hardware and software	22,532	20,682
Furniture and fixtures	2,246	2,246
Construction in progress	263,495	153,244
Other	30,029	24,183
	5,059,283	2,004,204
Less: Accumulated depreciation	(477,512)	(350,736)
Property, plant and equipment, net	$4,581,771	$1,653,468
We had net additions of property, plant and equipment of $3.1 billion and $97.1 million during the years ended December 31, 2025 and 2024, respectively, which is primarily due to the acquisitions of Long Ridge Energy & Power LLC in February 2025 and The Wheeling Corporation in December 2025.
Depreciation expense for property, plant and equipment was $126.8 million, $71.6 million, and $72.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	December 31, 2025	December 31, 2024
Intermodal Finance I, Ltd.	Equity method	See below	$—	$—
Long Ridge Energy & Power LLC (1)	Equity method	See below	—	—
Long Ridge West Virginia LLC	Equity method	See below	—	116
GM-FTAI Holdco LLC	Equity method	See below	—	—
Pyroplast Energy LTD	Equity method	46.8%	22,243	—
Clean Planet Energy USA LLC	Equity method	See below	—	12,413
			$22,243	$12,529
______________________________________________________________________________________
(1) The carrying value of $(18.2) million as of December 31, 2024 is included in Other liabilities in the Consolidated Balance Sheets. As of December 31, 2025, Long Ridge Energy & Power LLC was consolidated as we own 100%.
We did not recognize any other-than-temporary impairments for the years ended December 31, 2025, 2024 and 2023 besides what has been described below.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in earnings (losses):

	Year Ended December 31,
	2025	2024	2023
Intermodal Finance I, Ltd.	$50	$40	$56
Long Ridge Energy & Power LLC	10,899	(29,950)	(9,556)
Long Ridge West Virginia LLC	(311)	(7,196)	(393)
GM-FTAI Holdco LLC	(7,110)	(17,052)	(12,285)
Clean Planet Energy USA LLC	(374)	(1,338)	(2,529)
Pyroplast Energy LTD	(74)	—	—
The Wheeling Corporation	9,223	—	—
Total	$12,303	$(55,496)	$(24,707)
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
On February 28, 2025, the Company sold the remaining assets in Intermodal. The related gain was recorded in Other income in the Consolidated Statements of Operations during the year ended December 31, 2025.
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
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest (see Note 3 for additional details). The Company owns 100% of Long Ridge Energy & Power LLC as of December 31, 2025.
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
During the year ended December 31, 2024, GM-FTAI Holdco LLC was impacted by severe weather which damaged its facilities and impacted production capabilities. Additionally, GM-FTAI Holdco LLC continues to generate operating losses and has not achieved expected results. Therefore, the Company determined that the equity value should be fully written off of the

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Consolidated Balance Sheet as of December 31, 2024. The related impairment charge of $72.3 million is recorded in Asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2024.
For the year ended December 31, 2024, the Company also determined that its note receivable from GM-FTAI Holdco LLC should be impaired due to the investment continuing to generate operating losses and not achieving expected results. The related impairment charge was recorded in Asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2024.
On August 17, 2025, Gladieux Metals Recycling LLC and Aleon Renewable Metals LLC filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas.
Clean Planet Energy USA LLC
In November 2021, we acquired 50% of the Class A shares of Clean Planet Energy USA LLC (“CPE” or “Clean Planet”) with an initial investment of $1.0 million. CPE intends on building waste plastic-to-fuel plants in the United States. The plants will convert various grades of non-recyclable waste plastic to renewable diesel in the form of jet fuel, diesel, naphtha, and low sulfur fuel oil. We accounted for our investment in CPE as an equity method investment as we have significant influence through our ownership of Class A shares. We sold our interest in CPE as of December 22, 2025 and recorded a Gain on sale of assets, net of $8.9 million in the Consolidated Statements of Operations. See below for further information.
Pyroplast Energy LTD
On December 22, 2025, FIP exchanged its prior investments in Clean Planet Energy USA LLC to acquire a 49.9% voting share and 46.8% equity ownership in Pyroplast Energy LTD (“Clean Planet Group”). In addition, FIP issued an interest-bearing senior loan to Clean Planet Group to fund the future business plan. The equity investment and senior loan had a fair value of $22.3 million and $10.1 million, respectively, as of December 22, 2025. The senior loan is recorded in Other assets in the Consolidated Balance Sheets as of December 31, 2025. We account for our investment in Clean Planet Group as an equity method investment as we have significant influence through our equity ownership.
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
The Wheeling Corporation
On August 25, 2025, the Company acquired Wheeling and deposited 100% of the outstanding Wheeling capital stock into a voting trust (see Note 3 for further details). The Company recorded its investment in Wheeling under the equity method of accounting pending approval from the STB of the Company's application for control of Wheeling. We accounted for our investment in Wheeling as an equity method investment.
Prior to STB approval, we recorded the carrying value of the investment in Investment - The Wheeling Corporation in the Consolidated Balance Sheets, which reflected the total of the consideration paid to acquire Wheeling, and the subsequent recognition of equity income, net of tax recorded in Equity in earnings (losses) of unconsolidated entities in the Consolidated Statements of Operations.
On December 26, 2025, the STB approved our acquisition of Wheeling, at which time we obtained control of the entity and accounted for the acquisition as a business combination using the acquisition method of accounting (see Note 3 for further details).
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The warrants will be accounted for as equity securities.
The value of the Series D preferred equity and warrants as of the date of investment were determined to be $2.5 million each, based on relative fair value. ECM is a private company with no readily determinable fair values; if additional third-party information becomes available we will adjust the value of the investments accordingly. As of December 31, 2025, the investment of $5.0 million was recorded in Other assets on the Consolidated Balance Sheet.
7. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	December 31, 2025
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(56)	(17,771)	(17,827)
Total intangible assets, net	$944	$42,229	$43,173

	December 31, 2024
	Jefferson Terminal	Railroad	Total
Customer relationships	$35,513	$60,000	$95,513
Less: Accumulated amortization	(35,513)	(13,771)	(49,284)
Total intangible assets, net	$—	$46,229	$46,229
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Classification in Consolidated Statements of Operations	Year Ended December 31,
		2025	2024	2023
Customer relationships	Depreciation and amortization	$4,061	$6,380	$7,574
Estimated net annual amortization of intangibles is as follows:

2026	$4,067
2027	4,067
2028	4,067
2029	4,067
2030	4,067
Thereafter	22,838
Total	$43,173

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
8. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Loans payable
DRP Revolver (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	11/5/26	$—	$44,250
DRP DB Term Loan (3)	8.50%	11/30/26	105,828	—
Bridge Loan Credit Agreement (2) (4)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	8/24/26	1,227,294	—
EB-5 Loan Agreement (3)	5.75%	(i) 1/25/27 (ii) 3/11/27 (iii) 11/16/27	63,800	63,800
Jefferson Credit Agreement October 2024 (2)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	7/18/25	—	49,056
Jefferson Credit Agreement June 2025 (4)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	8/31/26	30,000	—
RailCo Revolver	(i) Base Rate + 2.00%; or (ii) Base Rate + 3.00% (Term SOFR)	11/17/28	50,000	—
Long Ridge Acquiom Loan	15.75%	6/7/26	22,371	—
Long Ridge GCM Note	12.00%	2/26/28	20,000	—
Long Ridge CanAm Loan	6.75%	9/13/29	115,200	—
Long Ridge Credit Agreement	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	397,000	—
Total loans payable			2,031,493	157,106
Bonds payable
Series 2020 Bonds (2)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	140,753	143,165
Series 2021 Bonds (2)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	348,240	352,685
Series 2024 Bonds (2) (4)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	378,458	368,513
Series 2025 Bonds (2)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,087	—
Senior Notes due 2027 (2)	10.500%	6/1/27	—	581,169
Senior Notes due 2032	8.75%	2/15/32	600,000	—
Total bonds payable			1,764,538	1,445,532
Total debt			3,796,031	1,602,638
Less: Debt issuance costs			(21,858)	(14,803)
Total debt, net			$3,774,173	$1,587,835

Principal debt due within one year			$66,987	$50,000
Less: Debt issuance costs			(1,549)	$(1,406)
Total principal debt, net due within one year			$65,438	$48,594
______________________________________________________________________________________
(1) Required a quarterly commitment fee at a rate of 1.000% on the average daily unused portion, as well as customary letter of credit fees and agency fees.
(2) Includes an unamortized discount of $36,313 and $33,557 at December 31, 2025 and 2024, respectively.
(3) See discussion below in Note 8 for extension options related to these debt obligations.
(4) See Note 21 for details related to the refinancing of the Bridge Loan Credit Agreement and Backstop Agreement for the Series 2024 Bonds.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2025 and 2024, the weighted average interest rates on our short-term borrowings were 9.65% and 8.61%, respectively. As disclosed in this footnote and Note 21, we have contractual extension options, subsequent refinancing and a commitment letter. Accordingly, we have classified certain debt obligations due within one year as long term.
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
The DRP Revolver includes financial covenants requiring the maintenance of (i) consolidated cash balance of at least $3.0 million at each quarter end date, and (ii) consolidated tangible net worth of at least $180.0 million at each quarter end date in 2022, $190.0 million in 2023, and $200.0 million thereafter. In May 2025, we completed an offering of Series 2025 Bonds (see below) and used a portion of the net proceeds to repay in full the DRP Revolver.
EB-5 Loan Agreement—On January 25, 2021, Jefferson Terminal entered into a non-recourse loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development, construction and acquisition of certain facilities at Jefferson Terminal. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $61.2 million, of which $26.1 million was available under the first tranche and $35.1 million was available under the second tranche. The loans mature in five years from the funding of each individual tranche.
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
Each of the three EB-5 loans include an option to extend the maturity by two one-year periods. If the option to extend the maturity is exercised, the interest rate will increase to 6.25% from 5.75% for the extension period.
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
In January 2023, our subsidiary entered into an amendment to the Transtar Revolver for an additional $25.0 million, for a total facility of $50.0 million. In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay in full and terminate the Transtar Revolver. We recognized a loss on extinguishment of debt of $0.9 million in the Consolidated Statements of Operations during the year ended December 31, 2023.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Credit Agreement
On May 18, 2023, we entered into a credit agreement, which provided for a $25.0 million secured loan facility (the “Credit Agreement”). In July 2023, we issued an additional $100.0 million aggregate principal amount of 10.500% Senior Notes due 2027 (see below), and used a portion of the net proceeds to repay the Credit Agreement in full. We recognized a loss on extinguishment of debt of $1.1 million in the Consolidated Statements of Operations during the year ended December 31, 2023.
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
On March 11, 2025, our Jefferson Terminal segment amended its October 2024 Credit Agreement to include two options to extend the maturity date to (i) January 1, 2026 and subsequently to (ii) April 1, 2026. In May 2025, we completed an offering of Series 2025 Bonds (see below) and used a portion of the net proceeds to repay in full and terminate the October 2024 Jefferson Credit Agreement.
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
On August 30, 2024, we repurchased and cancelled an additional $6.0 million of the Tax Exempt Series 2021A Bonds. We wrote off $0.2 million of deferred financing costs during the period and recognized a gain on extinguishment of debt of $0.9 million from this transaction in the Consolidated Statements of Operations during the year ended December 31, 2024.

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
Jefferson Terminal used a portion of the net proceeds from the Series 2024 Bonds to repay the April 2024 Jefferson Credit Agreement in full, pay for or reimburse the cost of development, construction and acquisition of certain facilities, as well as pay for the Tender Offer. The Company also used a portion of the net proceeds from the Taxable Series 2024B Bonds to defease the Taxable Series 2020B Bonds in full for the aggregate principal amount of $79.1 million. We recognized a loss on modification of debt of $6.0 million from the Series 2024 Bonds and a loss on extinguishment of debt of $3.2 million from the repayment of the April 2024 Jefferson Credit Agreement in connection with this transaction. For the year ended December 31, 2025, we recognized an additional loss on extinguishment of debt of $0.6 million from the repayment of the April 2024 Jefferson Credit Agreement. In conjunction with the repayment associated with the April 2024 Jefferson Credit Agreement, we wrote off $1.8 million of deferred financing costs during the period.
Long Ridge Energy & Power LLC Senior Secured Notes due 2032, GCM Note, CanAm Loan and Credit Agreement
On May 17, 2024, Long Ridge WV entered into a new loan agreement with CanAm Pennsylvania Regional Center, LP XI (“CanAm”). The transaction closed on September 13, 2024. CanAm has agreed to provide up to $115.2 million to Long Ridge WV. This loan is to mature on September 13, 2029 and has a current interest rate of 6.75%. As of December 31, 2025, Long Ridge WV has fully drawn on the outstanding balance of the loan.

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
May 2025 Long Ridge Credit Agreement
On May 7, 2025, our Power and Gas segment entered into a credit agreement (“Long Ridge Acquiom Loan”) providing for a $40.0 million loan facility, which matures on June 7, 2026, and bears interest at 15.75%. On September 5, 2025, December 2, 2025 and December 23, 2025, we paid down $4.3 million, $12.2 million and $2.4 million of the loan, respectively.
The Long Ridge Acquiom Loan included financial covenants requiring a balance of $12.5 million of unrestricted cash and cash equivalents of Long Ridge Energy and Power LLC.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
The DRP DB Term Loan will mature in 18 months from initial funding, and bear interest at a fixed rate of 8.50% per annum, with an option to PIK at 9.50%. We have the option to extend the maturity date by three six-month periods. Additionally, there was a $6.0 million Letter of Credit (“LOC”) issued to the Company in accordance with this transaction. The LOC was not drawn upon as of December 31, 2025.
Repauno used a portion of the net proceeds from the Tax Exempt Series 2025 Bonds to repay the March 2025 Repauno Credit Agreement and pay for or reimburse the cost of development, construction and acquisition of certain facilities. The Company also used a portion of the net proceeds from the DRP DB Term Loan to repay the DRP Revolver and October 2024 Jefferson Credit Agreement in full. We recognized a loss on modification of debt of (i) $0.7 million from the repayment of the October 2024 Jefferson Credit Agreement, (ii) $2.6 million from the repayment of the March 2025 Repauno Credit Agreement and (iii) $0.7 million from the repayment of the DRP Revolver in connection with this transaction.
June 2025 Jefferson Credit Agreement
On June 30, 2025, our Jefferson Terminal segment entered into a credit agreement, providing for a $30.0 million term loan facility, which matures on December 15, 2025 with the option to extend the maturity date to August 31, 2026, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York. On December 12, 2025, Jefferson Terminal exercised its option to extend the maturity date of its June 2025 Jefferson Credit Agreement to January 15, 2026. See Note 21 for additional details related to the additional extension and paydown of the June 2025 Jefferson Credit Agreement.
Bridge Loan Credit Agreement
On August 25, 2025, in connection with the Wheeling Acquisition, the Company entered into a credit agreement (the “Bridge Loan Credit Agreement”), which provides for a 364-day, $1.25 billion secured bridge loan facility (the “Bridge Loan”). The Bridge Loan will mature on August 24, 2026 and accrue interest at the Adjusted SOFR, plus a margin of 4.00% per annum. The Company provided a first-priority security interest in substantially all of its assets, subject to customary exceptions and exclusions, to the Bridge Loan’s administrative agent. We incurred $36.0 million of issuance costs related to the Bridge Loan Credit Agreement. See Note 21 for additional details related to the refinancing of the Bridge Loan Credit Agreement.
RailCo Revolver
On November 17, 2025, our Railroad segment entered into a revolving credit facility (“RailCo Revolver”) that provided for revolving loans in the aggregate amount of $50.0 million.
The RailCo Revolver included financial covenants requiring the maintenance of (i) a consolidated maximum ratio of total leverage of 3.00 to 1.00 per the terms of the credit agreement and (ii) a consolidated minimum fixed charge coverage ratio of 1.20 to 1.00 per the terms of the credit agreement.
We were in compliance with all debt covenants as of December 31, 2025.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
As of December 31, 2025, scheduled principal repayments under our debt agreements for the next five years and thereafter are summarized as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
EB-5 Loan Agreement (1)	$—	$63,800	$—	$—	$—	$—	$63,800
Jefferson Credit Agreement June 2025 (2)	30,000	—	—	—	—	—	30,000
DRP DB Term Loan (1)	105,828	—	—	—	—	—	105,828
Long Ridge Acquiom Loan	22,371	—	—	—	—	—	22,371
Long Ridge GCM Note	—	—	20,000	—	—	—	20,000
Long Ridge CanAm Loan	—	—	—	115,200	—	—	115,200
Long Ridge Credit Agreement	4,000	4,000	4,000	4,000	4,000	377,000	397,000
RailCo Revolver	—	—	50,000	—	—	—	50,000
Bridge Loan Credit Agreement (2)	1,250,000	—	—	—	—	—	1,250,000
Series 2020 Bonds	1,590	2,165	2,770	360	6,070	130,210	143,165
Series 2021 Bonds	9,025	4,750	205,415	6,120	6,855	120,520	352,685
Series 2024 Bonds (2)	217,870	—	740	3,745	—	159,940	382,295
Series 2025 Bonds	—	—	—	—	—	300,000	300,000
Senior Notes due 2032	—	—	—	—	—	600,000	600,000
Total principal payments on loans and bonds payable	$1,640,684	$74,715	$282,925	$129,425	$16,925	$1,687,670	$3,832,344
______________________________________________________________________________________
(1) See discussion above in Note 8 for extension options related to these debt obligations.
(2) See Note 21 for details related to the refinancing of the Bridge Loan Credit Agreement and Backstop Agreement for the Series 2024 Bonds.
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

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2025	December 31, 2025
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$57,351	$57,351	$—	$—	Market
Restricted cash and cash equivalents	268,595	268,595	—	—	Market
Notes receivable	13,605	—	13,605	—	Market
Total assets	$339,551	$325,946	$13,605	$—

Liabilities
Derivative liabilities	$(223,497)	$—	$(223,497)	$—	Income
Warrant liabilities	(81,599)	—	—	(81,599)	Income
Total liabilities	$(305,096)	$—	$(223,497)	$(81,599)

	Fair Value as of	Fair Value Measurements Using Fair Value Hierarchy as of
	December 31, 2024	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Cash and cash equivalents	$27,785	$27,785	$—	$—	Market
Restricted cash and cash equivalents	119,511	119,511	—	—	Market
Notes receivable	11,893	—	11,893	—	Market
Total assets	$159,189	$147,296	$11,893	$—
Our notes receivable of $13.6 million and $11.9 million as of December 31, 2025 and 2024, respectively, is related to CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable, and record the balance of the note receivable in Other assets in the Consolidated Balance Sheets. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The Company issued warrants in connection with the Wheeling Acquisition, in which the fair value of the warrant liabilities was estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement. The fair value of the warrants is based on the underlying shares of RR Holdings. These liabilities are presented within Warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value of $4.2 million for the year ended December 31, 2025 presented within Other income in the Consolidated Statements of Operations. The following table presents the key inputs applied in the valuation of the warrant liabilities as of December 31, 2025:

Number of units	172,500
Fair value at grant date ($ millions)	$85.8
Strike price	$761.05
Expected volatility	35.00%
Risk free interest rate	3.60%
Expected dividend yield	—%
Expected term	2.8 years
Warrant fair value (per share)	$473.04
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Balance Sheet using significant unobservable (Level 3) inputs:

Warrants
Beginning balance, December 31, 2024	$—
Purchases and issuances	(85,832)
Unrealized gains	4,233
Ending balance, December 31, 2025	$(81,599)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	December 31,
	2025	2024
Series 2020A Bonds (1)	$115,979	$122,978
Series 2021A Bonds (1)	120,448	121,678
Series 2021B Bonds (1)	182,630	179,316
Series 2024A Bonds (1)	160,802	167,291
Series 2024B Bonds (1)	222,949	222,609
Series 2025 Bonds (1)	309,285	—
Senior Notes due 2027	—	642,036
Senior Notes due 2032	638,880	—
EB-5 Loan Agreement	25,536	23,208
EB-5.2 Loan Agreement	9,529	8,799
EB-5.3 Loan Agreement	25,315	23,583
______________________________________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximate their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
We measure the fair value of certain assets on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill, intangible assets, property, plant and equipment and leasing equipment. We record such assets at fair value when it is determined the carrying value may not be recoverable. Fair value measurements for assets subject to impairment tests are based on an income approach which uses Level 3 inputs, which include our assumptions as to future cash flows from operation of the underlying businesses. Our discount rate for our fair value measurement of assets upon the acquisition of Long Ridge was 11.5% (refer to Note 3 for additional details). Our discount rate for our fair value

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
measurement of assets upon the acquisition of Wheeling was 11.5% and our assumed terminal growth rate was 2.5% (refer to Note 3 for additional details).
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
As of December 31, 2025, we have a $10.0 million letter of credit and $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2026 and February 10, 2026, respectively. See Note 21 for additional details related to the extensions of these two letters of credit.
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
The following table presents information related to our outstanding derivative contracts as of December 31, 2025:

	December 31, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	774,728	$—	$(222,894)	3 to 6 Years
Non-Hedge Derivative Instruments:
Natural Gas Forward Prices (MMBtu)	2,425	—	(171)	0 Years
Interest Rate Swaps ($)	200,000	—	(432)	2 Years
Total		$—	$(223,497)
The following table presents a summary of the changes in fair value for electricity swap and interest rate swap derivatives:

	Year Ended December 31, 2025
	Electricity Swaps	Interest Rate Swaps	Natural Gas Forward	Total
Beginning balance	$—	$—	$—	$—
Acquisition of derivative	(197,795)	—	—	(197,795)
Payoff of hedge	67,005	—	—	67,005
Net unrealized losses recognized in earnings (1)	—	(432)	(171)	(603)
Unrealized losses recognized in other comprehensive loss	(92,104)	—	—	(92,104)
Ending balance	$(222,894)	$(432)	$(171)	$(223,497)
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

	Year Ended December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$1,821	$3,268	$—	$—	$—	$5,089
Rail revenues	171,076	—	—	—	1,406	172,482
Terminal services revenues	—	82,390	10,710	1,954	—	95,054
Power revenues	—	—	—	156,183	—	156,183
Gas revenues	—	—	—	21,194	—	21,194
Roadside services revenues	—	—	—	—	52,194	52,194
Other revenue	43	—	281	—	—	324
Total revenues	$172,940	$85,658	$10,991	$179,331	$53,600	$502,520

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,784	$3,179	$—	$—	$4,963
Rail revenues	178,243	—	—	—	178,243
Terminal services revenues	—	77,467	15,792	—	93,259
Roadside services revenues	—	—	—	55,000	55,000
Other revenue	—	—	32	—	32
Total revenues	$180,027	$80,646	$15,824	$55,000	$331,497

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Corporate and Other	Total
Lease income	$1,652	$1,437	$—	$—	$3,089
Rail revenues	167,793	—	—	—	167,793
Terminal services revenues	—	70,709	12,641	—	83,350
Roadside services revenues	—	—	—	68,190	68,190
Other revenue	—	—	(1,950)	—	(1,950)
Total revenues	$169,445	$72,146	$10,691	$68,190	$320,472
As of December 31, 2025 and 2024, we recorded capitalized contract cost of $18.6 million and $23.5 million, respectively, of which $4.9 million and $4.9 million, respectively, is included in Other current assets and $13.7 million and $18.6 million is included in Other assets on the Consolidated Balance Sheets. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $4.9 million of amortization which is included in Operating expenses in the Consolidated Statements of Operations during the year ended December 31, 2025.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
12. LEASES
We have commitments as lessees under lease agreements primarily for real estate, equipment and vehicles. Our leases have remaining lease terms ranging from approximately 0.2 years to 135.9 years.
The following table presents lease-related costs:

	Year Ended December 31,
	2025	2024	2023
Finance leases
Amortization of right-of-use assets	$1,223	$1,169	$1,102
Interest on lease liabilities	256	174	79
Finance lease expense	1,479	1,343	1,181
Operating lease expense	7,448	7,696	7,619
Short-term lease expense	2,262	1,976	2,617
Variable lease expense	4,006	4,243	3,620
Total lease expense	$15,195	$15,258	$15,037
The following table presents information related to our operating leases as of and for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Right-of-use assets, net	$133,493	$67,937

Short-term lease liabilities	9,108	7,172
Long-term lease liabilities	71,000	60,893
Total lease liabilities	$80,108	$68,065

Weighted average remaining lease term	46.4 years	33.6 years
Weighted average incremental borrowing rate	6.3%	5.9%
The following table presents supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,431	$7,437	$7,187
Noncash - ROU assets recorded for new and modified leases	68,467	2,020	2,828
Sale Leaseback Transaction
In the second quarter of 2024, Jefferson Terminal transferred land to the Port of Beaumont Navigation District of Jefferson County, Texas in association with the Tax Exempt Series 2024A Bonds. Jefferson Terminal entered into a ground lease with the Port of Beaumont Navigation District of Jefferson County, Texas on approximately 50 acres of land.
Jefferson Terminal was provided access to 10 acres to begin construction of a new dock and supporting facilities. The lease of the 10 acres is an operating lease. This transaction was recorded as a sale in accordance with ASC 842. Jefferson Terminal recorded a gain on the sale leaseback through Gain on sale of assets, net on the Consolidated Statements of Operations of $3.1 million as of December 31, 2024.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents future minimum lease payments under non-cancellable operating leases as of December 31, 2025:

2026	$10,836
2027	9,415
2028	7,457
2029	5,804
2030	5,375
Thereafter	251,855
Total undiscounted lease payments	290,742
Less: Imputed interest	210,634
Total lease liabilities	$80,108
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
As of December 31, 2025, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Subsidiary Stock-Based Compensation
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2023
Restricted shares	$6,019	$399	$949	$7,029	1.0
Common units	2,300	1,801	1,812	2,673	1.3
Total	$8,319	$2,200	$2,761	$9,702
Restricted Stock Units to Subsidiary Employees
During the year ended December 31, 2023, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.9 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. This grant fully canceled and replaced the vested and unvested restricted shares of our subsidiary issued in the first quarter of 2021. During the year ended December 31, 2024, we issued additional RSUs of our common stock that had a grant date fair value of $1.9 million. During the year ended December 31, 2025, we issued additional RSUs of our common stock that had a grant date fair value of $0.4 million.
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Year Ended December 31,			Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2025	2024	2023
Restricted stock units	$2,736	$6,341	$6,268	$264	0.2
Total	$2,736	$6,341	$6,268	$264

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following tables present information for our stock options, restricted shares of our subsidiary, common units of our subsidiary and restricted stock units to subsidiary employees:

	Stock Options		Restricted Shares		Common Units		Restricted Stock Units
	Options	Weighted Average Exercise Price	Shares	Weighted Average Issuance Price	Units	Weighted Average Issuance Price	Units	Weighted Average Issuance Price
Outstanding as of December 31, 2024	4,106,088	$—	720,104	$—	1,744,363	$—	1,601,905	$—
Granted	2,852,049	5.61	11,715,489	1.08	2,075,001	1.28	89,601	4.83
Less: exercised or vested	3,863,172	2.64	3,983,452	1.07	1,770,961	1.31	1,221,325	4.04
Less: forfeited and canceled	227,917	2.47	—	—	—	—	19,131	3.51
Outstanding as of December 31, 2025	2,867,048		8,452,141		2,048,403		451,050

	Stock Options	Restricted Shares	Common Units	Restricted Stock Units
As of December 31, 2025:
Weighted average exercise / issuance price (per share)	$5.56	$1.07	$1.31	$3.51
Aggregate intrinsic value (in thousands)	$15,949	$9,047	$2,674	$1,583
Weighted average remaining contractual term	9.1 years	1.0 year	1.3 years	0.2 years
During the year ended December 31, 2025, certain of the Manager’s employees, as well as certain directors and officers, exercised 3,863,172 options at a weighted average exercise price of $2.64 and received a net 1,537,206 shares of our common stock.
Stock Options
In connection with the spin-off and our redeemable preferred stock raise (see Notes 16, 18 and 19 for details), we granted 10.9 million options to purchase our common stock to the Manager. The fair value of these options of $18 million, calculated using a binomial lattice model at issuance date, was recorded as an increase in equity with an offsetting reduction of proceeds received. As of December 31, 2025, there are no remaining options outstanding related to the stock options granted in connection with the spin-off.
In connection with our February 2025 offering of Series B Preferred stock (see Note 18), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
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
During the years ended December 31, 2025 and 2024, we issued restricted shares of our subsidiary that had a grant date fair value of $12.6 million and $0.8 million, respectively and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
Common Units
We issued 2,075,001 and 1,995,000 common units of our subsidiaries to certain employees for the years ended December 31, 2025 and 2024, respectively, that had grant date fair values of $2.7 million and $2.7 million, respectively, and vest over three years. These awards are subject to continued employment and compensation expense is recognized ratably over the vesting periods. The fair value was based on the fair value of the operating subsidiary on the grant date, which is estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
Director Compensation
During the years ended December 31, 2025 and 2024, we issued 2,825 and 11,062 shares of common stock to certain directors as compensation, respectively.
14. RETIREMENT BENEFIT PLANS
We established a defined benefit pension plan as well as a postretirement benefit plan to assume certain retirement benefit obligations related to eligible Transtar employees.
Defined Benefit Pensions
Our underfunded pension plan is a tax qualified plan, and we will make contributions accordingly. Our pension plan covers certain eligible Transtar employees and is noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The accumulated benefit obligation at December 31, 2025 and 2024 is $10.2 million and $7.1 million, respectively.
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
The following table summarizes the changes in our projected benefit obligation and plan assets as of December 31, 2025 and 2024. Service costs are recorded in Operating expenses, while other net costs are recorded in Other income in the Consolidated Statements of Operations.

	Year Ended December 31,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected Benefit Obligation
Projected benefit obligation, beginning of period	$15,484	$5,656	$12,282	$32,604
Plan amendment	—	1,183	40	(21,788)
Service costs	1,477	357	1,560	800
Interest costs	910	367	731	700
Actuarial losses (gains)	1,104	102	1,068	(6,570)
Benefit paid	(418)	(131)	(197)	(90)
Projected benefit obligation, end of period	$18,557	$7,534	$15,484	$5,656

Plan Assets
Fair value of plan assets, beginning of period	$5,233	$—	$3,188	$—
Actual return on plan assets	514	—	301	—
Employer contributions	2,756	131	1,941	—
Other benefits paid	(418)	(131)	(197)	—
Fair value of plan assets, end of period	$8,085	$—	$5,233	$—
Funded status at end of year	$(10,472)	$(7,534)	$(10,251)	$(5,656)
As of December 31, 2025 and 2024, the following amounts were recognized in the Consolidated Balance Sheets:

	Year Ended December 31,
	2025		2024
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$—	$274	$—	$143
Non-current liabilities	10,472	7,260	10,251	5,513
Net amounts recognized at end of period	$10,472	$7,534	$10,251	$5,656
Our retirement plan costs (benefits) for the years ended December 31, 2025, 2024 and 2023 were $2.1 million, $2.1 million and $1.9 million for pension benefits and $(1.4) million, $— million and $3.4 million for postretirement benefits, respectively.
The following table summarizes the components of net periodic pension cost and other amounts recognized in Other comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost (credit)	$—	$1,183	$40	$(21,789)	$—	$—
Amortization of prior service cost	(8)	1,739	—	1,107	—	(159)
Actuarial loss (gain)	906	102	970	(6,570)	1,432	893
Amortization of actuarial gain	—	432	—	390	61	—
Total recognized in other comprehensive loss (income)	$898	$3,456	$1,010	$(26,862)	$1,493	$734
Weighted-average assumptions used to determine the estimated benefit obligation and period costs as of and for the year ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025		2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Weighted-average assumptions used to determine pension benefit obligation:
Discount rate	5.52%	5.39%	5.65%	5.63%	5.06%	5.06%
Rate of compensation increase	3.50%	N/A	3.50%	N/A	3.50%	N/A
Initial healthcare cost trend rate	N/A	—%	N/A	3.61%	N/A	7.50%
Ultimate healthcare cost trend rate	N/A	4.04%	N/A	4.04%	N/A	4.04%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
Weighted-average assumptions used to determine net periodic pension and postretirement costs:
Discount rate	5.65%	5.63%	5.06%	5.50%	5.31%	5.29%
Expected long-term return on plan assets	5.00%	N/A	5.00%	N/A	N/A	N/A
Rate of compensation increases	3.50%	N/A	3.50%	N/A	3.50%	N/A
Average future working lifetime	9.58 years	12.34 years	9.89 years	11.27 years	10.50 years	9.24 years
Initial healthcare cost trend rate	N/A	3.61%	N/A	7.50%	N/A	5.80%
Ultimate healthcare cost trend rate	N/A	4.04%	N/A	4.04%	N/A	3.94%
Year ultimate healthcare cost trend rate is reached	N/A	2075	N/A	2075	N/A	2075
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
The following benefit payments, which reflect expected future service and compensation increases, as appropriate, are expected to be made from the Transtar defined benefit plans:

	Pension Benefits	Postretirement Benefits
2026	$737	$281
2027	1,026	353
2028	1,314	438
2029	1,594	493
2030	1,537	519
Years 2031-2035	9,269	3,702
The pension plan assets are invested in accordance with the Investment Policy Statement as approved by the Investment Committee. The pension plan assets are held in a master trust that is invested in pooled separate accounts. The assets are valued at fair value and are classified as a Level 2 investment. The separate accounts are valued at fair value based on the underlying equity, fixed income, or short-term instruments held by each account. The separate accounts classified as equity or fixed income funds track the composition and performance of widely used indices and invest in instruments representative of those indices. The fair value of the holdings of each separate account are used to determine the net asset value. We expect to make $3.1 million of contributions to the pension plan during 2026.
The targets and actual allocations for the pension plan assets as of the year ended December 31, 2025 and 2024 are as follows:

	Actual		Target Asset Allocation
	2025	2024	2025	2024
U.S. large cap equity	30%	31%	30%	30%
U.S. small/mid cap equity	26%	25%	25%	25%
U.S. investment grade fixed income and cash equivalents	44%	44%	45%	45%
15. INCOME TAXES
The current and deferred components of the income tax provision (benefit) included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$(1)	$7
State and local	2,446	1,394	447
Total current provision	2,446	1,393	454

Deferred:
Federal	(4,468)	(256)	1,082
State and local	(1,296)	2,176	934
Total deferred provision	(5,764)	1,920	2,016

Total:
Federal	(4,468)	(257)	1,089
State and local	1,150	3,570	1,381
Total provision	$(3,318)	$3,313	$2,470

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Taxable income or loss generated by us and our corporate subsidiaries is subject to U.S. federal and state corporate income tax in locations where they conduct business.
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax provision is primarily related to separate company state taxes, deferred taxes for tax deductible goodwill, and deferred taxes for certain long-lived assets.
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to an increase in the valuation allowances against a significant portion of the deferred tax assets of our corporate subsidiaries, the effects of the derecognition of a deferred tax liability for an equity method investment upon obtaining control of such entity, and the reclassification of certain tax benefits from Accumulated other comprehensive loss. The tax benefit for the year ended December 31, 2025 included a reclassification of the taxes from Accumulated other comprehensive loss in the Consolidated Balance Sheet to (Benefit from) provision for income taxes in the Consolidated Statements of Operations resulting from the acquisition of Long Ridge Energy & Power LLC in February 2025.
The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025, in accordance with ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal tax at statutory rate	$(32,405)	21.00%
Nontaxable or nondeductible items:
Nontaxable earnings from equity investment	(1,937)	1.26%
Nondeductible transaction costs	2,195	(1.42)%
Other	(1,075)	0.70%
Valuation allowance	55,297	(35.83)%
Other:
Tax effects of acquiring control of Long Ridge Energy & Power LLC	(21,054)	13.65%
Deferred tax remeasurement	(5,497)	3.56%
Other	522	(0.35)%
State and local income taxes, net of federal income tax (1)	636	(0.41)%
Provision for income taxes	$(3,318)	2.16%
______________________________________________________________________________________
(1) State taxes in Pennsylvania, Texas and Indiana made up the majority (greater than 50%) of the tax effect in this category.
The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. federal tax at statutory rate	21.00%	21.00%
State and local taxes	(1.11)%	1.79%
Noncontrolling interest	(1.66)%	(2.17)%
Deferred adjustment	(5.17)%	(3.71)%
Other	0.33%	(0.61)%
Change in valuation allowance	(14.65)%	(17.88)%
Provision for income taxes	(1.26)%	(1.58)%

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$268,055	$189,612
Accrued expenses	21,933	13,331
Interest expense	128,152	84,348
Operating lease liabilities	13,544	84,774
Derivative	97,043	—
Investment in partnerships	20,470	14,894
Other	27,517	19,062
Total deferred tax assets	576,714	406,021
Less valuation allowance	(304,055)	(249,223)
Net deferred tax assets	272,659	156,798
Deferred tax liabilities:
Fixed assets and goodwill	(461,321)	(73,458)
Operating lease right-of-use assets	(85,722)	(72,664)
Other	(24,969)	(20,315)
Net deferred tax liabilities	$(299,353)	$(9,639)
Deferred tax assets and liabilities are reported net in Other assets or Other liabilities in the Consolidated Balance Sheets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We have analyzed our deferred tax assets and have determined, based on the weight of available evidence, that it is more likely than not that a significant portion will not be realized. Accordingly, valuation allowances have been recognized as of December 31, 2025, 2024, and 2023 of $304.1 million, $249.2 million, and $215.1 million, respectively, related to certain deductible temporary differences and net operating loss carryforwards.
A summary of the changes in the valuation allowance is as follows:

	December 31,
	2025	2024	2023
Valuation allowance at beginning of period	$249,223	$215,082	$214,003
Change in current year	54,832	34,141	1,079
Valuation allowance at end of period	$304,055	$249,223	$215,082
As of December 31, 2025, certain of our corporate subsidiaries had U.S. federal and state net operating loss carryforwards of approximately $1.2 billion and $290.8 million, respectively, that are available to offset future taxable income. In regards to federal net operating loss carryforwards, $168.5 million of these carryforwards will begin to expire in the year 2032 and $1.0 billion of these carryforwards have no expiration date. As for state and local net operating loss carryforwards, $279.0 million of these carryforwards will begin to expire in the year 2028, while $12.0 million have no expiration date. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the relevant corporate subsidiary's ability to generate sufficient taxable income prior to the expiration of the carryforward period, if any. In addition, the maximum annual use of net operating loss carryforwards may be limited after certain changes in stock ownership.
As of and for the year ended December 31, 2025, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state and local income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2021.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant changes to the U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to interest expense limitations under Internal Revenue Code section 163(j). We have incorporated these amendments into the income tax provision which did not have a material impact on the Company’s effective tax rate.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Year Ended December 31,
	2025	2024	2023
Management fee	$14,714	$11,318	$12,467
Income incentive fee	—	—	—
Capital gains incentive fee	—	—	—
Total	$14,714	$11,318	$12,467
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
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
The following table summarizes our reimbursements to the Manager:

	Year Ended December 31,
	2025	2024	2023
Classification in the Consolidated Statements of Operations:
General and administrative	$6,352	$5,597	$5,598
Acquisition and transaction expenses	5,198	1,452	1,222
Total	$11,550	$7,049	$6,820
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Notes 18 and 19. On August 12, 2024, 8.7 million Manager options were exercised. In February 2025, we issued 2.9 million options to purchase common stock to the Manager, with a term of 10 years and a strike price of $5.61 as compensation for services rendered in connection with the offering of Series B Preferred stock as discussed in Note 18.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	December 31,
	2025	2024
Accrued management fee	$12,172	$5,541
Other payables	9,181	4,047
As of December 31, 2025 and 2024, there were no receivables from the Manager.
Other Affiliate Transactions
As of December 31, 2025 and 2024, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest as of December 31, 2025 and 2024 was $(162.8) million and $(119.5) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
The following table presents the amount of this non-controlling interest share of net loss:

	Year Ended December 31,
	2025	2024	2023
Non-controlling interest share of net loss	$(43,261)	$(41,490)	$(36,918)
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
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the years ended December 31, 2025 and 2024, the Company incurred approximately $0.5 million of rent and office related expenses, respectively.
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
17. SEGMENT INFORMATION
During the first quarter of 2023, we modified our definition of Adjusted EBITDA to exclude the impact of other non-recurring items, such as severance expense. All segment data and related disclosures for earlier periods presented herein have been recast to reflect this segment reporting structure.
Our reportable segments represent strategic business units comprised of investments in different types of infrastructure assets. We have five reportable segments which operate in infrastructure businesses across several market sectors, all in North America. Our reportable segments are (i) Railroad, (ii) Jefferson Terminal, (iii) Repauno, (iv) Power and Gas and (v) Sustainability and Energy Transition. The Railroad segment is comprised of eight freight railroads and one switching company that provide rail service to certain manufacturing and production facilities, which includes the newly acquired The Wheeling Corporation as of the third quarter of 2025 (refer to Note 3 for additional details). The Jefferson Terminal segment consists of a multi-modal crude oil and refined products terminal, Jefferson Terminal South and other related assets. The Repauno segment consists of a 1,630-acre deep-water port located along the Delaware River with an underground storage cavern, a multipurpose dock, a rail-to-ship transloading system and multiple industrial development opportunities. The Power and Gas segment is comprised of Long Ridge, which is a 1,660-acre multi-modal terminal located along the Ohio River with rail, dock, and multiple industrial development opportunities, including a power plant in operation. The Sustainability and Energy Transition segment is comprised of Aleon/Gladieux, Clean Planet, and CarbonFree, and all three investments are development stage businesses focused on sustainability and recycling.
Corporate and Other primarily consists of unallocated corporate general and administrative expenses, management fees, debt and redeemable preferred stock. Additionally, Corporate and Other includes an operating company that provides roadside assistance services for the intermodal and over-the-road trucking industries. As of the second quarter of 2025, we have moved KRS, a railcar cleaning operation, from the Railroad segment to the Corporate and Other segment. As the chief operating decision maker (“CODM”) focuses on Transtar and Wheeling, a pure railroad business, within the Railroad segment results, we believe the change in segment for KRS better aligns with how the CODM reviews overall segment results. Due to the immateriality of the results of KRS, we will apply this change prospectively.
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
The following tables set forth certain information for each reportable segment as provided to and evaluated by the CODM:
I. For the Year Ended December 31, 2025

	Year Ended December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$172,940	$85,658	$10,991	$179,331	$—	$53,600	502,520

Expenses
Operating expenses	91,587	68,618	22,733	62,432	2	54,215	299,587
General and administrative	—	—	—	—	—	16,222	16,222
Acquisition and transaction expenses	3,607	68	4,253	6,594	249	12,367	27,138
Management fees and incentive allocation to affiliate	—	—	—	—	—	14,714	14,714
Depreciation and amortization	21,273	46,197	9,973	54,236	—	810	132,489
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	120,868	114,883	36,959	123,262	251	98,328	494,551

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	9,223	—	—	10,588	(7,558)	50	12,303
(Loss) gain on sale of assets, net	(79)	—	—	119,952	8,969	—	128,842
Loss on modification or extinguishment of debt	—	(748)	(3,324)	(77)	—	(55,174)	(59,323)
Interest expense	(883)	(65,130)	(6,943)	(88,490)	—	(104,468)	(265,914)
Other income	6,144	3,926	4,475	4,232	1,842	132	20,751
Total other income (expense)	14,405	(61,952)	(5,792)	46,205	3,253	(159,460)	(163,341)
Income (loss) before income taxes	66,477	(91,177)	(31,760)	102,274	3,002	(204,188)	(155,372)
Provision for (benefit from) income taxes	5,937	(1,873)	714	(7,524)	—	(572)	(3,318)
Net income (loss)	60,540	(89,304)	(32,474)	109,798	3,002	(203,616)	(152,054)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	116	(43,261)	(1,709)	(26)	—	—	(44,880)
Less: Preferred dividends and accretion on redeemable non-controlling interests	44,607	—	—	—	—	—	44,607
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	55,622	55,622
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$15,817	$(46,043)	$(30,765)	$109,824	$3,002	$(259,238)	$(207,403)

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock:

	Year Ended December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$110,975	$43,625	$(4,775)	$232,990	$8,506	$(30,097)	$361,224
Add: Non-controlling share of Adjusted EBITDA	524	27,028	1,492	337	—	—	29,381
Add: Equity in earnings (losses) of unconsolidated entities	9,223	—	—	10,588	(7,558)	50	12,303
Less: Interest and other costs on pension and OPEB liabilities	887	—	—	—	—	—	887
Less: Dividends and accretion of redeemable preferred stock	(44,607)	—	—	—	—	(55,622)	(100,229)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(26,713)	—	—	(6,503)	2,303	38	(30,875)
Less: Interest expense	(883)	(65,130)	(6,943)	(88,490)	—	(104,468)	(265,914)
Less: Depreciation and amortization expense	(21,273)	(51,128)	(9,973)	(34,144)	—	(810)	(117,328)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	4,234	—	—	(171)	—	—	4,063
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(748)	(3,324)	(77)	—	(55,174)	(59,323)
Less: Acquisition and transaction expenses	(3,607)	(68)	(4,253)	(6,594)	(249)	(12,367)	(27,138)
Less: Equity-based compensation expense	(2,300)	(1,495)	(1,240)	(5,636)	—	(405)	(11,076)
Less: (Provision for) benefit from income taxes	(5,937)	1,873	(714)	7,524	—	572	3,318
Less: Other non-recurring items	(305)	—	(1,035)	—	—	(955)	(2,295)
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$15,817	$(46,043)	$(30,765)	$109,824	$3,002	$(259,238)	$(207,403)

II. For the Year Ended December 31, 2024

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$180,027	$80,646	$15,824	$—	$—	$55,000	331,497

Expenses
Operating expenses	97,207	71,203	23,483	2,190	7	53,584	247,674
General and administrative	—	—	—	—	—	14,798	14,798
Acquisition and transaction expenses	526	23	—	2,293	17	2,598	5,457
Management fees and incentive allocation to affiliate	—	—	—	—	—	11,318	11,318
Depreciation and amortization	20,200	47,872	9,914	—	—	1,424	79,410
Asset impairment	—	—	—	—	72,336	—	72,336
Total expenses	117,933	119,098	33,397	4,483	72,360	83,722	$430,993

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(37,146)	(18,390)	40	(55,496)
(Loss) gain on sale of assets, net	(704)	3,074	—	—	—	—	2,370
Loss on modification or extinguishment of debt	—	(8,925)	—	—	—	—	(8,925)
Interest expense	(306)	(49,001)	(1,617)	—	—	(71,184)	(122,108)
Other income	770	5,515	—	12,430	2,167	22	20,904
Total other expense	(240)	(49,337)	(1,617)	(24,716)	(16,223)	(71,122)	(163,255)
Income (loss) before income taxes	61,854	(87,789)	(19,190)	(29,199)	(88,583)	(99,844)	(262,751)
Provision for (benefit from) income taxes	4,692	(1,667)	(431)	—	—	719	3,313
Net income (loss)	57,162	(86,122)	(18,759)	(29,199)	(88,583)	(100,563)	(266,064)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	245	(41,491)	(1,173)	—	—	—	(42,419)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	70,814	70,814
Net income (loss) attributable to stockholders	$56,917	$(44,631)	$(17,586)	$(29,199)	$(88,583)	$(171,377)	$(294,459)

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Year Ended December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$84,254	$41,967	$(5,186)	$40,246	$(9,485)	$(24,208)	$127,588
Add: Non-controlling share of Adjusted EBITDA	122	26,264	808	—	—	—	27,194
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(37,146)	(18,390)	40	(55,496)
Less: Interest and other costs on pension and OPEB liabilities	66	—	—	—	—	—	66
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(70,814)	(70,814)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(30,006)	9,710	24	(20,272)
Less: Interest expense	(306)	(49,001)	(1,617)	—	—	(71,184)	(122,108)
Less: Depreciation and amortization expense	(20,200)	(52,347)	(9,914)	—	—	(1,424)	(83,885)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	(70,401)	—	(70,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(8,925)	—	—	—	—	(8,925)
Less: Acquisition and transaction expenses	(526)	(23)	—	(2,293)	(17)	(2,598)	(5,457)
Less: Equity-based compensation expense	(1,801)	(4,233)	(2,108)	—	—	(494)	(8,636)
Less: (Provision for) benefit from income taxes	(4,692)	1,667	431	—	—	(719)	(3,313)
Less: Other non-recurring items	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	$56,917	$(44,631)	$(17,586)	$(29,199)	$(88,583)	$(171,377)	$(294,459)

III. For the Year Ended December 31, 2023

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$169,445	$72,146	$10,691	$—	$—	$68,190	320,472

Expenses
Operating expenses	92,972	66,576	22,203	2,726	29	69,166	253,672
General and administrative	—	—	—	—	—	12,833	12,833
Acquisition and transaction expenses	737	1,370	—	94	1	1,938	4,140
Management fees and incentive allocation to affiliate	—	—	—	—	—	12,467	12,467
Depreciation and amortization	19,590	48,916	9,336	—	—	3,150	80,992
Asset impairment	743	—	—	—	—	—	743
Total expenses	114,042	116,862	31,539	2,820	30	99,554	364,847

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,949)	(14,814)	56	(24,707)
(Loss) gain on sale of assets, net	(437)	7,292	—	—	—	—	6,855
Loss on modification or extinguishment of debt	(937)	—		—	—	(1,099)	(2,036)
Interest expense	(2,284)	(32,443)	(2,557)	(3)	—	(62,316)	(99,603)
Other (expense) income	(2,164)	(1,302)	—	7,523	2,529	—	6,586
Total other expense	(5,822)	(26,453)	(2,557)	(2,429)	(12,285)	(63,359)	(112,905)
Income (loss) before income taxes	49,581	(71,169)	(23,405)	(5,249)	(12,315)	(94,723)	(157,280)
(Benefit from) provision for income taxes	(561)	2,468	496	—	—	67	2,470
Net income (loss)	50,142	(73,637)	(23,901)	(5,249)	(12,315)	(94,790)	(159,750)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	143	(36,917)	(1,412)	—	—	(228)	(38,414)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	62,400	62,400
Net income (loss) attributable to stockholders	$49,999	$(36,720)	$(22,489)	$(5,249)	$(12,315)	$(156,962)	$(183,736)

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders:

	Year Ended December 31, 2023
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$78,521	$35,694	$(8,061)	$34,784	$(7,253)	$(26,163)	$107,522
Add: Non-controlling share of Adjusted EBITDA	71	20,328	856	—	—	260	21,515
Add: Equity in (losses) earnings of unconsolidated entities	—	—	—	(9,949)	(14,814)	56	(24,707)
Less: Interest and other costs on pension and OPEB liabilities	(2,130)	—	—	—	—	—	(2,130)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(62,400)	(62,400)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(29,987)	9,753	25	(20,209)
Less: Interest expense	(2,284)	(32,443)	(2,557)	(3)	—	(62,316)	(99,603)
Less: Depreciation and amortization expense	(19,590)	(49,465)	(9,336)	—	—	(3,150)	(81,541)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(743)	—	—	—	—	—	(743)
Less: Changes in fair value of non-hedge derivative instruments	—	—	(1,125)	—	—	—	(1,125)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	(937)	—	—	—	—	(1,099)	(2,036)
Less: Acquisition and transaction expenses	(737)	(1,370)	—	(94)	(1)	(1,938)	(4,140)
Less: Equity-based compensation expense	(1,394)	(5,865)	(1,770)	—	—	(170)	(9,199)
Less: Benefit from (provision for) income taxes	561	(2,468)	(496)	—	—	(67)	(2,470)
Less: Other non-recurring items	(1,339)	(1,131)	—	—	—	—	(2,470)
Net income (loss) attributable to stockholders	$49,999	$(36,720)	$(22,489)	$(5,249)	$(12,315)	$(156,962)	$(183,736)

IV. Balance Sheet
The following tables sets forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$90,394	$100,455	$165,765	$84,222	$14,716	$28,459	$484,011
Non-current assets	2,010,137	1,112,460	450,928	1,637,568	32,383	21,174	5,264,650
Total assets	2,100,531	1,212,915	616,693	1,721,790	47,099	49,633	5,748,661

Total debt, net	48,841	959,720	385,759	1,154,374	—	1,225,479	3,774,173

Current liabilities	80,532	121,528	38,964	125,740	910	42,323	409,997
Non-current liabilities	453,909	988,828	390,140	1,334,995	—	1,226,809	4,394,681
Total liabilities	534,441	1,110,356	429,104	1,460,735	910	1,269,132	4,804,678

Redeemable preferred stock	937,578	—	—	—	—	152,642	1,090,220

Non-controlling interests in equity of consolidated subsidiaries	5,996	(174,252)	(4,148)	4,843	—	—	(167,561)
Total equity	628,512	102,559	187,589	261,055	46,189	(1,372,141)	(146,237)
Total liabilities, redeemable preferred stock and equity	$2,100,531	$1,212,915	$616,693	$1,721,790	$47,099	$49,633	$5,748,661

	December 31, 2024
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$48,667	$154,752	$6,756	$6	$48	$9,622	$219,851
Non-current assets	662,241	1,118,886	334,882	116	24,307	14,105	2,154,537
Total assets	710,908	1,273,638	341,638	122	24,355	23,727	2,374,388

Total debt, net	—	974,351	44,250	—	—	569,234	1,587,835

Current liabilities	48,866	131,503	41,136	3,732	20	25,537	250,794
Non-current liabilities	34,348	996,984	47,374	18,240	—	570,292	1,667,238
Total liabilities	83,214	1,128,487	88,510	21,972	20	595,829	1,918,032

Redeemable preferred stock	—	—	—	—	—	381,218	381,218

Non-controlling interests in equity of consolidated subsidiaries	4,722	(130,989)	(1,246)	—	—	—	(127,513)
Total equity	627,694	145,151	253,128	(21,850)	24,335	(953,320)	75,138
Total liabilities, redeemable preferred stock and equity	$710,908	$1,273,638	$341,638	$122	$24,355	$23,727	$2,374,388

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
Series B Preferred Stock - Redeemable Convertible Preferred Stock
On February 26, 2025 (the “Issue Date”), the Company issued 160,000 shares of Series B Redeemable Convertible Preferred Stock (the “Series B” or “Series B Preferred Stock”) at a face value of $1,000 per share and $0.01 par value. The shares were issued at par for net consideration of $160.0 million. In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to the Series A preferred stockholders (see Note 19) and options to the Manager (see Note 16). The Company concluded the fair value of the Series B Preferred Stock was equal to its face value of $160.0 million, and each of the warrants and options had aggregate fair values of $1.0 million and $7.4 million, respectively. In addition to the warrants and options, the Company also paid a consent fee to Series A holders of $1.7 million. As the warrants and consent fee modified the Series A Preferred Stock agreement we treated these as deemed dividends on the Series A.
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
As of December 31, 2025, the Company has $14.1 million of dividends increasing the liquidation preference on the Series B Preferred Stock. Dividends are not recorded as redemption is not currently expected.
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
If the Series B Preferred Stock were redeemed at the option of the Company as of December 31, 2025, it would be redeemable for cash of $192.0 million and 7.0 million Optional Redemption Warrants.
If the Series B Preferred Stock were redeemed due to a change in control as of December 31, 2025, it would be redeemable for $177.6 million.
Conversion Rights and Limitations
Each share of Series B Preferred Stock is convertible by its holder at any time after the Issue Date into, subject to certain limitations described below, a number of shares of common stock equal to (i) the then-applicable liquidation value divided by (ii) the conversion price, initially set at $8.18 per share of common stock and subject to certain customary anti-dilution adjustments. Should the cumulative number of shares of common stock delivered upon conversion of the Series B Preferred Stock and exercise of Optional Redemption Warrants since the Issue Date exceed 22,237,370 shares, or approximately 19.5% of the 113,936,865 shares of common stock outstanding as of February 10, 2025, (the “Share Cap”), all further conversion and exercise consideration will be payable in cash in lieu of shares, calculated based on the volume-weighted average price per share of common stock on the trading day immediately preceding the conversion or exercise date, unless the Company obtains shareholder approval to issue such consideration in shares of common stock. Furthermore, no holder of Series B Preferred Stock or Optional Redemption Warrants may convert any share of Series B Preferred Stock or exercise any Optional Redemption Warrant into shares of common stock if and to the extent that such conversion or exercise would result in such holder beneficially owning in excess of 19.99% of the total number of shares of common stock issued and outstanding immediately following such conversion, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
If the Series B Preferred Stock were converted at the option of the holder as of December 31, 2025, they would be converted to 21,285,878 shares of common stock. The Company would have no obligation under the Share Cap to pay cash on an optional conversion at December 31, 2025.
Series A Preferred Stock - RailCo - Redeemable Preferred Stock - Non-Controlling Interest
On August 25, 2025, RR Holdings issued and sold (i) 1,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock - RailCo”) and (ii) Series A Warrants (the “Series A Warrants - RailCo”) representing the right to purchase, on the terms and subject to the conditions set forth therein, 172,500 common units of RR Holdings at an exercise price of $857.75 per unit for an aggregate purchase price of $1,000,000,000. The fair value of the Series A Preferred Stock - RailCo at issuance were determined to be $914.2 million. The Company incurred $20.6 million of issuance costs related to the Series A Preferred Stock - RailCo.
The Series A Preferred Stock - RailCo has the following rights, preferences and restrictions:
Voting
Upon an event of noncompliance, (a) the size of the board of managers of RR Holdings will automatically increase by a number sufficient to constitute a majority of the Board, (b) the holders of a majority of the Series A Preferred Stock - RailCo will have the right to designate and elect a majority of the members of the board of managers, and (c) other than with respect to the election of managers, the Series A Preferred Stock - RailCo will vote with the common units of RR Holdings as a single class. Upon the exercise of all Series A Warrants – RailCo, holders of a majority of the Series A Warrants – RailCo have the right to designate one manager to the board of managers of RR Holdings, provided that members of Ares Management LLC (“Ares”) continue to own at least 5% of the outstanding common units of RR Holdings.
Liquidation Preference
The Series A Preferred Stock - RailCo ranks senior to the RailCo common units with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of RR Holdings. Upon a liquidation, dissolution or winding up of the affairs of RR Holdings, each unit of Series A Preferred Stock - RailCo will be entitled to receive an amount per unit equal to the sum of (i) the stated value of such Series A Preferred Stock - RailCo as of liquidation date, which is the sum of (a) $1,000, plus (b) $50 for the Series A Preferred Stock - RailCo Preferred Fee, plus (c) the aggregate compounded distributions), plus (ii) any declared but unpaid distributions on such Series A Preferred Stock - RailCo, plus (iii) the amount of accumulated and unpaid distributions on such Series A Preferred Stock - RailCo from the last distribution payment date to, but not including the liquidation date.
Dividends
Dividends on the Series A Preferred Stock - RailCo are payable at a rate equal to 10.0% per annum for the first three years following issuance. The rate will be increased to 12.0% per annum following the third anniversary of the issuance date, and then increased to 14.0% following the sixth anniversary of the issuance date and thereafter. The dividend rate on the Series A

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Preferred Stock - RailCo will be (i) increased by 2.0% per annum for any periods after the fifth anniversary following the issuance date where the dividends are not paid in cash and (ii) increased by 2.0% per annum upon an event of noncompliance.
Prior to the fifth anniversary of the issuance date, such dividends will automatically accrue and accumulate on the Series A Preferred Stock - RailCo, whether or not declared and paid, or they may be paid in cash at the discretion of RR Holdings. Following the fifth anniversary of the issuance date, RR Holdings is required to pay such dividends in cash. Until the fifth anniversary of the issuance date, RR Holdings may make cash dividends on its common units, including distributions that would provide the Company cash to pay its interest payments on its debt.
As of December 31, 2025, the Company has $37.3 million of PIK dividends increasing our Series A Preferred Stock - RailCo balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $37.3 million for the year ended December 31, 2025.
The Company has presented the Series A Preferred Stock - RailCo in temporary equity and is accreting the discount and issuance costs using the interest method to the earliest redemption date of August 25, 2032. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $7.3 million for the year ended December 31, 2025.
Redemption
Mandatory Redemption: The Series A Preferred Stock - RailCo is mandatorily redeemable upon the occurrence of any (i) sale of the Company, (ii) drag-along sale, (iii) any initial public offering, (iv) any special purpose company acquisition, (v) any direct listing, (vi) any bankruptcy event or (vii) any change in control event (each a “Mandatory Redemption Event”). Upon the occurrence of a Mandatory Redemption Event, to the extent not prohibited by law, RR Holdings will be required to redeem all Series A Preferred Stock - RailCo, Series A Warrants - RailCo and Series A Warrant Units - RailCo in cash.
From and after the seventh anniversary of the issuance date, to the extent not prohibited by law, holders of a majority of the Series A Preferred Stock – RailCo may request that RR Holdings redeem all (but not less than all) of the Series A Preferred Stock – RailCo units in cash. To the extent the holders of the Series A Preferred Stock - RailCo exercise their rights in accordance with the preceding sentence, RR Holdings will be required to repurchase the corresponding Series A Warrants - RailCo and Series A Warrant Units – RailCo in cash. In the event RR Holdings fails to redeem all of the Series A Preferred Stock - RailCo within 120 days after receiving the redemption demand, the holders of the Series A Preferred Stock - RailCo may force RR Holdings to effect a sale of the company or another transaction constituting a change of control that results in the full redemption of the Series A Preferred Stock - RailCo.
Optional Redemption: The Series A Preferred Stock - RailCo is redeemable at the option of RR Holdings, at any time and from time to time, at the greater of the (i) liquidation value, and (ii) the base return amount at the date of redemption. The base return amount is, subject to certain exceptions, a monetary amount that returns to the holders of the Series A Preferred Stock - RailCo 1.5 times their investment. If the Series A Preferred Stock - RailCo are redeemed, the Company will also be required to repurchase the corresponding Series A Warrants - RailCo and Series A Warrant Units - RailCo.
Series A Warrants - RailCo
On August 25, 2025, the Company issued Series A Warrants - RailCo to the holders of the Series A Preferred Stock - RailCo (see Note 19). The fair value of the Series A Warrants - RailCo at issuance were determined to be $85.8 million (see Note 9 for additional details). The Company incurred $1.9 million of issuance costs related to the Series A Warrants - RailCo.
The Series A Warrants - RailCo has the following rights, preferences and restrictions:
Voting
The holders of the Series A Warrants - RailCo do not otherwise have any voting rights.
Redemption
The Series A Warrants - RailCo are exercisable at the earlier of (i) August 25, 2030 and (ii) the date on which all obligations related to the indebtedness incurred to repay the Bridge Loan have been repaid in full, until, in either case, August 27, 2035. The number of common units pursuant to the Warrants may be adjusted from time to time to account for equity splits, contributions, dividends, below-market insurances of common equity and similar items. Following the sixth anniversary of the issuance date, holders are entitled to require RR Holdings to exchange any or all of its Series A Warrants - RailCo for either (i) cash equal to the fair market value of the warrants on the last business day prior to the exchange or (ii) the number of shares of common stock of the Company with an aggregate current market price on the last trading day prior to the exchange equal to the fair market value of the Series A Warrants - RailCo on such date.
19. EARNINGS PER SHARE AND EQUITY
Basic earnings (loss) per share of common stock (“LPS”) is calculated by dividing net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average number of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
number of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted loss is presented below:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss	$(152,054)	$(266,064)	$(159,750)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(44,880)	(42,419)	(38,414)
Less: Preferred dividends and accretion on redeemable non-controlling interests	44,607	—	—
Less: Dividends and accretion of redeemable preferred stock	55,622	70,814	62,400
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(207,403)	(294,459)	(183,736)
Less: Convertible preferred stock dividend	14,118	—	—
Less: Adjustments attributable to dilutive securities	2,239	—	—
Less: Loss on extinguishment of preferred stock	36,646	—	—
Net loss attributable to common stockholders	$(260,406)	$(294,459)	$(183,736)
Weighted Average Common Stock Outstanding - Basic (1)	115,214,910	108,217,871	102,960,812
Weighted Average Common Stock Outstanding - Diluted (1)	115,214,910	108,217,871	102,960,812

Loss per share:
Basic	$(2.24)	$(2.72)	$(1.78)
Diluted (2)	$(2.26)	$(2.72)	$(1.79)
______________________________________________________________________________________
(1) The year ended December 31, 2023 included penny warrants that were converted into common stock during the year ended December 31, 2024.
(2) Diluted earnings per share for the year ended December 31, 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock. Diluted loss per share for the years ended December 31, 2024 and 2023 includes the dilutive effect of subsidiary earnings per share.
For the years ended December 31, 2025, 2024 and 2023, 17,905,958, 2,681,996 and 2,917,041 shares of common stock, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, —, — and 3,332,478 of warrants, respectively, have been excluded from the calculation of Diluted LPS because the impact would be anti-dilutive.
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
A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,342,566	$9.85
Issued	550,000	10.00
Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2025 (1)	3,892,566	$9.76
Warrants exercisable as of December 31, 2025 (1)	3,892,566	$9.76
______________________________________________________________________________________
(1) Weighted average exercise price as of December 31, 2025 includes adjustments for quarterly dividend payments.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
On July 22, 2024, Ares exercised their rights to the Series II Warrants in full to purchase 3,342,566 shares of common stock of the Company at the exercise price of $0.01 per share pursuant to the Warrant Agreement, dated August 1, 2022.
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
The weighted average remaining contractual term of the outstanding warrants as of December 31, 2025 is 4.6 years. The aggregate intrinsic value of the warrants as of December 31, 2025 is $— million.
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
21. SUBSEQUENT EVENTS
June 2025 Jefferson Credit Agreement Extension
In January 2026, Jefferson Terminal exercised its option to extend the maturity of its June 2025 Jefferson Credit Agreement to August 31, 2026.
Wheeling Lease Financing
In January 2026, Wheeling entered into an agreement with Bank of Montreal (“BMO”) to finance the lease of 400 railcars. Proceeds from the transaction were $50.0 million and accounted for as a financing liability through Other liabilities on the Consolidated Balance Sheets.
Long Ridge Derivative Letters of Credit Extensions
In February 2026, Long Ridge extended the maturity of its $10.0 million and $1.0 million letters of credit, provided to electricity swap counterparties, through February 28, 2028 and February 10, 2027, respectively.
Bridge Loan Credit Agreement Refinancing
On February 25, 2026, we entered into a credit agreement (the “Term Loan Credit Agreement”), which provides for a $1.35 billion secured term loan facility (the “Term Loan”). The Term Loan will mature on February 1, 2028 and accrue interest at a rate of 9.75% per annum. On February 26, 2026, $1,314.6 million of the Term Loan was funded, and the remaining $35.4 million was funded on March 10, 2026.
The Company used the net proceeds from the Term Loan to repay in full all outstanding principal and interest (together with fees, expenses and other amounts owed in connection therewith) under the Bridge Loan Credit Agreement. The Company also used a portion of the net proceeds from the Term Loan to repay the June 2025 Jefferson Credit Agreement in full.
In connection with the Term Loan, the Company and certain of its subsidiaries provided a first-priority security interest in substantially all of their respective assets, subject to customary exceptions and exclusions.
We incurred $43.0 million of issuance costs related to the Term Loan Credit Agreement.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 26, 2026 for additional detail.
Jefferson Terminal Backstop Agreement
On March 16, 2026, Jefferson Terminal signed a commitment letter for a Senior Secured Bridge Facility, pursuant to which the Company may, at its sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility. If utilized, the proceeds received would be required to be used to repurchase or redeem all outstanding Jefferson Taxable Series 2024B Bonds due July 1, 2026 to the extent that they have not been refinanced by long-term financing at that time.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, unless otherwise noted)
Dividends
On February 26, 2026, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended December 31, 2025, payable on April 1, 2026 to the holders of record on March 13, 2026.

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
On February 26, 2025, we completed the acquisition of Long Ridge Energy & Power LLC. Our management is in the process of reviewing the operations of Long Ridge Energy & Power LLC, and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Long Ridge Energy & Power LLC from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Long Ridge Energy & Power LLC represented approximately 30% of our total assets, 36% of our total revenues and 64% of our net income as of and for the year ended December 31, 2025.
On December 26, 2025, we completed the acquisition of The Wheeling Corporation. Our management is in the process of reviewing the operations of The Wheeling Corporation, and integrating its controls into our internal control structure. In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded The Wheeling Corporation from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The Wheeling Corporation represented approximately 24% of our total assets, 0.5% of our total revenues and 0.1% of our net loss as of and for the year ended December 31, 2025.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FTAI Infrastructure Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTAI Infrastructure Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FTAI Infrastructure Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Long Ridge Energy & Power LLC and The Wheeling Corporation, which are included in the 2025 consolidated financial statements of the Company and constituted 30% and 24% of total assets, respectively, as of December 31, 2025 and 36% and 0.5% of total revenues and 64% and 0.1% of net income and loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Long Ridge Energy & Power LLC and The Wheeling Corporation
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
March 16, 2026

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III—OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”
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
On August 1, 2022, in connection with the spin-off, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”) which provides for the ability to award equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors. As of December 31, 2025, the Incentive Plan provides for the issuance of up to 30.0 million shares.
The following table summarizes the total number of outstanding securities in the Incentive Plan and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2025.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	2,867,048	$2.64	24,813,729
Equity compensation plans not approved by security holders	—	—	—
Total	2,867,048		24,813,729
______________________________________________________________________________________
(1) Excludes 15,000 stock options and 81,673 common shares issued to directors as compensation.
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

	3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.2	Amended and Restated Certificate of Incorporation of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.3	Amended and Restated Bylaws of FTAI Infrastructure Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022).
	3.4	Second Certificate of Amendment to the Certificate of Designations of Series A Senior Preferred Stock of FTAI Infrastructure Inc., dated as of February 26, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed February 27, 2025).
3.5
Certificate of Designations of Series B Convertible Junior Preferred Stock of FTAI Infrastructure Inc., dated as of February 26, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed February 27, 2025).

	4.1	Description of Securities Registered under Section 12 of the Exchange Act.
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
Amended and Restated Limited Liability Company Agreement of FIP RR Holdings LLC, dated as of August 25, 2025, by and among FIP RR Holdings LLC, FTAI Infrastructure Inc. (solely with respect to Section 2.3(c) and Section 12.21) and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

*	10.30
Warrant Agreement, dated as of August 25, 2025, by and among FIP RR Holdings LLC, FTAI Infrastructure Inc. (solely with respect to Section 7 and Section 14) and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2025).

	19.1	FTAI Infrastructure Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed March 13, 2025).
	21.1	Subsidiaries of FTAI Infrastructure, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	97.1	FTAI Infrastructure Inc. Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed March 27, 2024).

	Exhibit No.	Description
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	March 16, 2026
Kenneth J. Nicholson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph P. Adams, Jr.	Date:	March 16, 2026
Joseph P. Adams, Jr.
Chairman of the Board

By:	/s/ Kenneth J. Nicholson	Date:	March 16, 2026
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	March 16, 2026
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer

By:	/s/ James L. Hamilton	Date:	March 16, 2026
James L. Hamilton
Director

By:	/s/ Judith A. Hannaway	Date:	March 16, 2026
Judith A. Hannaway
Director

By:	/s/ Ray M. Robinson	Date:	March 16, 2026
Ray M. Robinson
Director

By:	/s/ Matthew Rinklin	Date:	March 16, 2026
Matthew Rinklin
Director