Form 10-Q
period 2026-03-31
FTAI Infrastructure Inc.
filed 2026-05-08
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2026, the number of outstanding shares of the registrant’s common stock was 118,163,555 shares.

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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$37,860	$57,351
Restricted cash and cash equivalents		189,571	268,595
Accounts receivable, net		97,368	95,388
Other current assets	1	72,778	62,677
Total current assets		397,577	484,011
Leasing equipment, net	3	36,178	36,570
Operating lease right-of-use assets, net		149,274	133,493
Property, plant, and equipment, net	4	4,576,463	4,581,771
Investments	5	21,726	22,243
Intangible assets, net	6	42,170	43,173
Goodwill		365,703	365,703
Other assets		99,441	81,697
Total assets		$5,688,532	$5,748,661

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$251,870	$280,707
Debt, net	7	25,433	65,438
Operating lease liabilities		11,090	9,108
Derivative liabilities	9	50,290	34,381
Other current liabilities	1	23,039	20,363
Total current liabilities		361,722	409,997
Debt, net	7	3,787,717	3,708,735
Operating lease liabilities		85,484	71,000
Derivative liabilities	9	158,648	189,116
Warrant liabilities	17	82,506	81,599
Deferred income tax liabilities	12	301,831	300,231
Other liabilities		90,562	44,000
Total liabilities		4,868,470	4,804,678

Commitments and contingencies	17	—	—

Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 Series B shares issued and outstanding as of March 31, 2026 and December 31, 2025; redemption amount of $192.0 million and $192.0 million at March 31, 2026 and December 31, 2025, respectively)	15	152,642	152,642
Redeemable preferred stock Series A RailCo - Non-controlling interest (zero par value per share; 1,000,000 total preferred shares authorized; 1,000,000 Series A - RailCo shares issued and outstanding as of March 31, 2026 and December 31, 2025; redemption amount of $1.4 billion and $1.4 billion at March 31, 2026 and December 31, 2025, respectively)	17	970,516	937,578

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 118,163,555 and 116,294,461 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)		1,182	1,163
Additional paid in capital		589,593	623,771

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Accumulated deficit	(625,943)	(512,992)
Accumulated other comprehensive loss	(87,295)	(90,618)
Stockholders' equity	(122,463)	21,324
Non-controlling interest in equity of consolidated subsidiaries	(180,633)	(167,561)
Total equity	(303,096)	(146,237)
Total liabilities, redeemable preferred stock and equity	$5,688,532	$5,748,661
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended March 31,
	Notes	2026	2025
Revenues
Total revenues	10	$188,364	$96,161

Expenses
Operating expenses		120,394	67,045
General and administrative		3,554	5,113
Acquisition and transaction expenses		6,820	3,515
Management fees and incentive allocation to affiliate	13	4,092	2,542
Depreciation and amortization	3, 6	50,691	25,012
Total expenses		185,551	103,227

Other income (expense)
Equity in (losses) earnings of unconsolidated entities	5	(518)	5,314
(Loss) gain on sale of assets, net		(566)	119,828
Loss on modification or extinguishment of debt	7	(45,914)	(7)
Interest expense		(82,487)	(43,112)
Other income		2,984	3,693
Total other (expense) income		(126,501)	85,716
(Loss) income before income taxes		(123,688)	78,650
Provision for (benefit from) income taxes	12	3,523	(41,514)
Net (loss) income		(127,211)	120,164
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries - common stockholders		(14,260)	(11,401)
Less: Preferred dividends and accretion on redeemable non-controlling interests		37,221	—
Less: Dividends and accretion of redeemable preferred stock		—	21,841
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock		$(150,172)	$109,724

Net (loss) income attributable to common stockholders	16	$(154,525)	$108,257

(Loss) earnings per share:	16
Basic		$(1.32)	$0.95
Diluted		$(1.32)	$0.89
Weighted average shares outstanding:
Basic		116,689,474	114,101,860
Diluted		116,689,474	122,758,859
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(127,211)	$120,164
Other comprehensive income (loss):
Other comprehensive income related to derivatives (1)	3,854	158,552
Change in pension and other employee benefit accounts	(531)	(558)
Comprehensive (loss) income	(123,888)	278,158
Comprehensive loss attributable to non-controlling interests	(14,260)	(11,401)
Comprehensive (loss) income attributable to stockholders	$(109,628)	$289,559
______________________________________________________________________________________
(1) Net of deferred tax benefit of $— million and $9.2 million for the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2025	$1,163	$623,771	$(512,992)	$(90,618)	$(167,561)	$(146,237)
Net loss			(112,951)		(14,260)	(127,211)
Other comprehensive income				3,323		3,323
Total comprehensive (loss) income	—	—	(112,951)	3,323	(14,260)	(123,888)
Settlement of equity-based compensation		(2,340)			(483)	(2,823)
Issuance of common shares	19	(19)				—
Distributions to non-controlling interest					(360)	(360)
Dividends declared on common stock		(3,545)				(3,545)
Dividends and accretion of redeemable preferred stock		(37,221)				(37,221)
Equity-based compensation		8,947			2,031	10,978
Equity - March 31, 2026	$1,182	$589,593	$(625,943)	$(87,295)	$(180,633)	$(303,096)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net loss			131,565		(11,401)	120,164
Other comprehensive income				157,994		157,994
Total comprehensive income (loss)	—	—	131,565	157,994	(11,401)	278,158
Settlement of equity-based compensation					(545)	(545)
Issuance of common shares	9	1				10
Issuance of warrants		1,014				1,014
Issuance of Manager options		7,358				7,358
Dividends declared on common stock		(3,443)				(3,443)
Dividends and accretion of redeemable preferred stock		(21,841)				(21,841)
Equity-based compensation		895			358	1,253
Equity - March 31, 2025	$1,148	$748,365	$(274,253)	$943	$(139,101)	$337,102
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(127,211)	$120,164
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	518	(5,314)
Gain on sale of subsidiaries	—	(119,952)
Loss on modification or extinguishment of debt	45,914	7
Equity-based compensation	10,978	1,253
Depreciation and amortization	50,691	25,012
Change in deferred income taxes	1,600	(41,827)
Amortization of deferred financing costs	3,876	2,908
Amortization of bond discount	12,155	1,892
Amortization of other comprehensive income	(10,236)	(1,588)
Other	3,293	105
Change in:
Accounts receivable	(2,002)	91
Other assets	(19,570)	(4,402)
Accounts payable and accrued liabilities	(38,458)	1,927
Derivative liabilities	—	(66,713)
Other liabilities	(925)	786
Net cash used in operating activities	(69,377)	(85,651)

Cash flows from investing activities:
Investment in unconsolidated entities	(7,180)	(6,943)
Acquisition of business, net of cash acquired	—	226,628
Acquisition of property, plant and equipment	(46,476)	(66,529)
Proceeds from investor loan	—	11,001
Proceeds from sale of property, plant and equipment	8,901	142
Net cash (used in) provided by investing activities	(44,755)	164,299

Cash flows from financing activities:
Proceeds from debt, net	1,309,459	28,237
Repayment of debt	(1,320,223)	—
Payment of financing costs	(11,525)	(1,270)
Proceeds from financing obligation	50,000	—
Repayment of financing obligation	(366)	—
Cash dividends - common stock	(3,545)	(3,443)
Cash dividends - redeemable preferred stock	—	(25,516)
Cash dividends - redeemable preferred stock - NCI	(5,000)	—
Settlement of equity-based compensation	(2,823)	(545)
Distributions to non-controlling interests	(360)	—
Net cash provided by (used in) financing activities	15,617	(2,537)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(98,515)	76,111
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	325,946	147,296
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$227,431	$223,407

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$54,178	$48,522
Acquisition of business	—	(285,977)
Dividends and accretion of redeemable preferred stock	—	3,675
Dividends and accretion of redeemable preferred stock - NCI	(32,221)	—
Financing fees	2,726	63
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting—The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of FTAI Infrastructure Inc. (“we”, “us”, “our”, “FTAI Infrastructure” or the “Company”) and our subsidiaries. These financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Liquidity—During the quarter, we have (i) refinanced the Bridge Loan Credit Agreement with the Term Loan Credit Agreement (see Note 7 for additional details), (ii) paid down the Jefferson June 2025 Credit Agreement and (iii) entered into a binding Commitment Agreement (the “Backstop Agreement”) dated March 16, 2026, pursuant to which we may, at our sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255.0 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility (see Note 7 for additional details). However, the Company has significant remaining debt obligations, which it continues to actively manage. The planned sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 18 for additional details). Management’s planned actions, including the sale of Long Ridge, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued.
Other Current Assets—Other current assets is comprised of:

	March 31, 2026	December 31, 2025
Notes receivable	$5,000	$13,605
Prepaid expenses	18,829	20,403
Purchase deposits	3,817	3,817
Other receivables	31,103	10,587
Inventory	958	1,269
Other assets	13,071	12,996
Total other current assets	$72,778	$62,677
Other Current Liabilities—Other current liabilities primarily include insurance premium liabilities of $3.6 million and $2.7 million and deferred revenue of $11.3 million and $11.5 million as of March 31, 2026 and December 31, 2025, respectively.
Other Liabilities—Other liabilities primarily includes a $50.0 million financing obligation that The Wheeling Corporation (“Wheeling”) entered into in January 2026 with Bank of Montreal to finance the lease of 400 railcars as of March 31, 2026. This was a failed sales-leaseback transaction that is treated as a financing obligation.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $24.8 million and $21.9 million as of March 31, 2026 and December 31, 2025, respectively, are included in Debt, net in the Consolidated Balance Sheets.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amortization expense was $3.9 million and $2.9 million during the three months ended March 31, 2026 and 2025, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 22% of total revenues for the three months ended March 31, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 7% of total revenues for the three months ended March 31, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 41% of total revenues for the three months ended March 31, 2025 from one customer in the Railroad segment. We earned approximately 11% of total revenues for the three months ended March 31, 2025 from one customer in the Jefferson Terminal segment.
As of March 31, 2026, accounts receivable from three customers within the Jefferson Terminal, Railroad, and Corporate and Other segments represented 43% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
We maintain cash and restricted cash balances, which generally exceed federally insured limits, and subject us to credit risk, in high credit quality financial institutions. We monitor the financial condition of these institutions and have not experienced any losses associated with these accounts.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive (loss) income at March 31, 2026 are as follows:

	Three Months Ended March 31, 2026
	Derivatives	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2025	$(112,196)	$21,578	$(90,618)
Other comprehensive loss before reclassification	(12,106)	—	(12,106)
Amounts reclassified from accumulated other comprehensive (loss) income	15,960	(531)	15,429
Net current period other comprehensive (loss) income, net of tax	3,854	(531)	3,323
Accumulated other comprehensive (loss) income - March 31, 2026	$(108,342)	$21,047	$(87,295)
Components of accumulated other comprehensive (loss) income at March 31, 2025 are as follows:

	Three Months Ended March 31, 2025
	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2024	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(24,050)	(633)	—	(24,683)
Amounts reclassified from accumulated other comprehensive loss	(381)	183,616	(558)	182,677
Net current period other comprehensive (loss) income, net of tax	(24,431)	182,983	(558)	157,994
Accumulated other comprehensive (loss) income - March 31, 2025	$(24,431)	$—	$25,374	$943
2. ACQUISITION OF SUBSIDIARIES
Acquisition of Long Ridge Energy & Power LLC
On February 26, 2025, the Company entered into a purchase agreement with certain affiliates of GCM Grosvenor Inc. (“GCM”), owner of 49.9% of the limited liability company interests of Long Ridge Energy & Power LLC, to acquire GCM’s 49.9% interest. This transaction resulted in a controlling 100% ownership in Long Ridge Energy & Power LLC. Long Ridge Energy & Power LLC operates within the Power and Gas reportable segment. See Note 14 for additional information.
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which was included in (Loss) gain on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive loss in the Consolidated Balance Sheets that was reclassified to Provision for (benefit from) income taxes in the Consolidated Statements of Operations.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In accordance with ASC 805, Business Combinations, the following fair values assigned to underlying assets acquired and liabilities assumed are based on management’s estimates and assumptions. The assumptions used to estimate the fair value of proved developed and unproved gas properties, as well as the power generation plant included forecasted revenue growth rates, discount rates, projected capacity factors and projected net gas production.
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
The following table presents the estimated fair value of the identifiable intangible assets and their estimated useful lives:

	Estimated useful life in years	Fair value
Customer relationships	15	$1,000
Total		$1,000
The following table presents the estimated fair value of the property, plant and equipment and their estimated remaining useful lives:

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

Three Months Ended March 31, 2025
Total revenue	$149,520
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(40,012)
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	March 31, 2026	December 31, 2025
Leasing equipment	$49,989	$49,986
Less: Accumulated depreciation	(13,811)	(13,416)
Leasing equipment, net	$36,178	$36,570
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense for leasing equipment	$396	$410

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	March 31, 2026	December 31, 2025
Land, site improvements and rights	$514,154	$513,835
Buildings and improvements	73,005	72,997
Bridges and tunnels	969,904	969,551
Terminal machinery and equipment	1,350,849	1,357,502
Proved oil and gas properties	316,284	304,716
Unproved oil and gas properties	144,977	144,455
Power plant	850,489	850,489
Track and track related assets	336,240	335,850
Railroad equipment	9,694	9,694
Railcars and locomotives	181,977	181,892
Computer hardware and software	22,780	22,532
Furniture and fixtures	2,246	2,246
Construction in progress	300,359	263,495
Other	29,619	30,029
	5,102,577	5,059,283
Less: Accumulated depreciation	(526,114)	(477,512)
Property, plant and equipment, net	$4,576,463	$4,581,771
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$49,209	$23,606
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	March 31, 2026	December 31, 2025
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
GM-FTAI Holdco LLC	Equity method	27%	—	—
Pyroplast Energy LTD	Equity method	46.8%	21,726	22,243
			$21,726	$22,243
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended March 31,
	2026	2025
Intermodal Finance I, Ltd.	$—	$50
Long Ridge Energy & Power LLC	—	10,899
Long Ridge West Virginia LLC	—	(311)
GM-FTAI Holdco LLC	—	(5,215)
Clean Planet Energy USA LLC	—	(109)
Pyroplast Energy LTD	(518)	—
Total	$(518)	$5,314

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Equity Investments
TimberHP Madison, LLC
On February 2, 2026, the Company invested $5.0 million in TimberHP Madison, LLC (“TimberHP”) as a Secured Promissory Note. The note matures on February 2, 2028 and has a current annual interest rate of 5%. The interest is due at maturity.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	March 31, 2026
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(73)	(18,757)	(18,830)
Total intangible assets, net	$927	$41,243	$42,170

	December 31, 2025
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(56)	(17,771)	(17,827)
Total intangible assets, net	$944	$42,229	$43,173
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended March 31,
	2026	2025
Amortization of customer relationships	$1,003	$996
As of March 31, 2026, estimated net annual amortization of intangibles is as follows:

Remainder of 2026	$3,050
2027	4,067
2028	4,067
2029	4,067
2030	4,067
Thereafter	22,852
Total	$42,170

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Loans payable
DRP DB Term Loan (2)	8.50%	11/30/26	$108,342	$105,828
Bridge Loan Credit Agreement (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Adjusted Term SOFR)	8/24/26	—	1,227,294
Term Loan Credit Agreement (1)	9.75%	2/1/28	1,315,014	—
EB-5 Loan Agreement (2)	5.75%	(i) 1/25/27 (ii) 3/11/27 (iii) 11/16/27	63,800	63,800
Jefferson Credit Agreement June 2025	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	8/31/26	—	30,000
RailCo Revolver	(i) Base Rate + 2.00%; or (ii) Base Rate + 3.00% (Term SOFR)	11/17/28	50,000	50,000
Long Ridge Acquiom Loan	15.75%	6/7/26	14,734	22,371
Long Ridge GCM Note	12.00%	2/26/28	20,000	20,000
Long Ridge CanAm Loan	6.75%	9/13/29	115,200	115,200
Long Ridge Credit Agreement	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	396,000	397,000
Total loans payable			2,083,090	2,031,493
Bonds payable
Series 2020 Bonds (1)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	139,214	140,753
Series 2021 Bonds (1)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	339,532	348,240
Series 2024 Bonds (1) (3)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	379,021	378,458
Series 2025 Bonds (1)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,125	297,087
Senior Notes due 2032	8.75%	2/15/32	600,000	600,000
Total bonds payable			1,754,892	1,764,538
Total debt			3,837,982	3,796,031
Less: Debt issuance costs			(24,832)	(21,858)
Total debt, net			$3,813,150	$3,774,173

Principal debt due within one year			$25,649	$66,987
Less: Debt issuance costs			(216)	(1,549)
Total principal debt, net due within one year			$25,433	$65,438
________________________________________________________
(1) Includes an unamortized discount of $51,446 and $36,313 at March 31, 2026 and December 31, 2025, respectively.
(2) See discussion in Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for extension options related to these debt obligations.
(3) See below discussion in Note 7 for details related to the Backstop Agreement for the Series 2024 Bonds.
As of March 31, 2026 and December 31, 2025, the weighted average interest rates on our short-term borrowings were 11.0% and 9.7%, respectively.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
June 2025 Jefferson Credit Agreement Extension and Paydown
In January 2026, Jefferson Terminal exercised its option to extend the maturity of its June 2025 Jefferson Credit Agreement to August 31, 2026. In March 2026, we used a portion of the Term Loan Credit Agreement net proceeds (see below) to repay in full and terminate the June 2025 Jefferson Credit Agreement.
Term Loan Credit Agreement
On February 25, 2026, we entered into a credit agreement (the “Term Loan Credit Agreement”), which provides for a $1.35 billion secured term loan facility (the “Term Loan”). The Term Loan matures on February 1, 2028 and accrues interest at a rate of 9.75% per annum. On February 26, 2026, $1.3 billion of the Term Loan was funded, and the remaining $35.4 million was funded on March 10, 2026.
The Company used the net proceeds from the Term Loan to repay in full all outstanding principal and interest (together with fees, expenses and other amounts owed in connection therewith) under the Bridge Loan Credit Agreement and the June 2025 Jefferson Credit Agreement. We recognized a loss on extinguishment of debt of (i) $39.5 million from the repayment of the Bridge Loan Credit Agreement and (ii) $6.4 million from the repayment of the June 2025 Jefferson Credit Agreement in connection with this transaction.
In connection with the Term Loan, the Company and certain of its subsidiaries provided a first-priority security interest in substantially all of their respective assets, subject to customary exceptions and exclusions.
We incurred $5.6 million of issuance costs related to the Term Loan Credit Agreement.
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
We were in compliance with all debt covenants as of March 31, 2026.
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
Our note receivable of $13.6 million as of both March 31, 2026 and December 31, 2025, respectively, is related to CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable, and record the balance of the note receivable in Other assets in the Consolidated Balance Sheets. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate and classifies the note receivable as Level 2 within the fair value hierarchy.
The fair value of our electricity derivative liabilities of $208.9 million and $223.5 million as of March 31, 2026 and December 31, 2025, respectively, are estimated by applying the income approach, which is based on discounted projected future cash flows, and are classified as Level 2 within the fair value hierarchy. The valuation of our electricity derivatives is based on management’s best estimate of certain key assumptions, which include estimated power forward curves, probability of default, and the discount rate.

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
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash and cash equivalents consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, and their fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2026 and December 31, 2025.
FIP RR Holdings LLC (“RR Holdings”), a subsidiary of the Company, issued warrants (“Series A Warrants - RailCo”) in connection with the Wheeling Acquisition, in which the fair value of the warrant liabilities was estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement. The fair value of the Series A Warrants - RailCo is based on the underlying shares of RR Holdings. These liabilities are presented within Warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value of $0.9 million for the three months ended March 31, 2026 presented within Other income in the Consolidated Statements of Operations. The following table presents the key inputs applied in the valuation of the warrant liabilities:

	March 31, 2026	December 31, 2025
Number of units	172,500	172,500
Fair value at grant date ($ millions)	$85.8	$85.8
Strike price	$676.14	$761.05
Expected volatility	35.00%	35.00%
Risk free interest rate	3.8%	3.6%
Expected dividend yield	—%	—%
Expected term	2.5 years	2.8 years
Warrant fair value (per share)	$478.29	$473.04
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Balance Sheet using significant unobservable (Level 3) inputs:

Warrants
Beginning balance, December 31, 2025	$(81,599)
Purchases and issuances	—
Unrealized losses	(907)
Ending balance, March 31, 2026	$(82,506)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	March 31, 2026	December 31, 2025
Series 2020A Bonds (1)	$111,630	$115,979
Series 2021A Bonds (1)	105,604	120,448
Series 2021B Bonds (1)	182,198	182,630
Series 2024A Bonds (1)	153,371	160,802
Series 2024B Bonds (1)	218,380	222,949
Series 2025 Bonds (1)	312,831	309,285
Senior Notes due 2032 (1)	630,894	638,880
EB-5 Loan Agreement	23,860	25,536
EB-5.2 Loan Agreement	9,011	9,529
EB-5.3 Loan Agreement	25,525	25,315
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The fair value of all other items reported as Debt, net in the Consolidated Balance Sheets approximates their carrying values due to their bearing market rates of interest and are classified as Level 2 within the fair value hierarchy.
9. DERIVATIVE FINANCIAL INSTRUMENTS
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
As of March 31, 2026, we have a $10.0 million letter of credit and a $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2028 and February 10, 2027, respectively.
Refer to Note 8 for our fair value measurement of derivative financial instruments.
The following table presents information related to our outstanding derivative contracts as of March 31, 2026:

	March 31, 2026
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	741,777	$—	$(208,873)	3 to 6 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(65)	2 Years
Natural Gas Forward Prices (MMBtu)	2,425	246	—	0.1 Years
Total		$246	$(208,938)

	December 31, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	774,728	$—	$(222,894)	3 to 6 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(432)	2 Years
Natural Gas Forward Prices (MMBtu)	2,425		(171)	0 Years
Total		$—	$(223,497)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents a summary of the changes in fair value for electricity swap, interest rate swap and natural gas forward derivatives:

	Three Months Ended March 31, 2026
	Electricity Swaps	Interest Rate Swaps	Natural Gas Forward	Total
Beginning balance	$(222,894)	$(432)	$(171)	$(223,497)
Net unrealized (losses) gains recognized in earnings (1)	(69)	367	417	715
Net realized losses settled in other comprehensive loss	26,196	—	—	26,196
Unrealized losses recognized in other comprehensive loss	(12,106)	—	—	(12,106)
Ending balance	$(208,873)	$(65)	$246	$(208,692)

	Three Months Ended March 31, 2025
	Electricity Swaps	Interest Rate Swaps	Total
Beginning balance	$—	$—	$—
Acquisition of derivative	(197,795)	—	(197,795)
Payoff of hedge	67,005	—	67,005
Net unrealized losses recognized in earnings (1)	—	(292)	(292)
Net realized losses settled in other comprehensive loss	1,208	—	1,208
Unrealized losses recognized in other comprehensive loss	(24,050)	—	(24,050)
Ending balance	$(153,632)	$(292)	$(153,924)
________________________________________________________
(1) Interest rate swaps are recognized in Interest expense in the Consolidated Statements of Operations. Natural gas forwards are recognized in Revenues in the Consolidated Statements of Operations.
10. REVENUES
We disaggregate our revenue from contracts with customers by products and services provided for each of our segments, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue. Revenues are within the scope of ASC 606, Revenue from Contracts with Customers, unless otherwise noted. We have elected to exclude sales and other similar taxes from revenues.

	Three Months Ended March 31, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$1,855	$640	$—	$—	$—	$2,495
Rail revenues	82,023	—	—	—	270	82,293
Terminal services revenues	—	26,678	1,208	422	—	28,308
Roadside services revenues	—	—	—	—	12,554	12,554
Power revenues	—	—	—	45,628	—	45,628
Gas revenues	—	—	—	15,956	—	15,956
Other revenue	1,130	—	—	—	—	1,130
Total revenues	$85,008	$27,318	$1,208	$62,006	$12,824	$188,364

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
As of March 31, 2026 and December 31, 2025, we recorded capitalized contract cost of $17.3 million and $18.6 million, of which $4.7 million and $4.9 million are included in Other current assets and $12.6 million and $13.7 million are included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million of amortization during both the three months ended March 31, 2026 and 2025, which is included in Operating expenses in the Consolidated Statements of Operations.
11. EQUITY-BASED COMPENSATION
On August 1, 2022, we established a Nonqualified Stock Option and Incentive Award Plan (“Incentive Plan”), which provides for the ability to grant equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees, consultants, directors, and other individuals who provide services to us, each as determined by the Compensation Committee of the board of directors.
As of March 31, 2026, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the three months ended March 31, 2026, we issued 984 shares of common stock to a certain director as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred Stock ("Convertible Preferred Stock") (see Note 15), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
Subsidiary Stock-Based Compensation
During the three months ended March 31, 2026, we issued restricted shares of our subsidiary that had a grant date fair value of $0.5 million and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025
Restricted shares	$1,681	$70	$5,260	0.8
Common units	447	358	2,226	1.1
Total	$2,128	$428	$7,486
Restricted Stock Units to Subsidiary Employees
During the three months ended March 31, 2026, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.1 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods.
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended March 31,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025
Restricted stock units	$8,844	$810	$7,066	1.3
Total	$8,844	$810	$7,066
12. INCOME TAXES
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
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to the tax benefit associated with the current year net loss of certain subsidiaries that has been offset by a corresponding increase in the valuation allowance recorded against deferred tax assets.
As of and for the three months ended March 31, 2026, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state and local income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2022.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant changes to the U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to interest expense limitations under Section 163(j). We have incorporated these amendments into the income tax provision which did not have a material impact on the Company’s effective tax rate.
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
The Management fee, Income Incentive Fee, and Capital Gains Incentive Fee that are attributable to the operations of FTAI Infrastructure are recorded in the Management fees and incentive allocation to affiliate on the Consolidated Statements of Operations. These amounts are allocated on the following basis:
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended March 31,
	2026	2025
Management fee	$4,092	$2,542
Income incentive fee	—	—
Capital gains incentive fee	—	—
Total	$4,092	$2,542
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
The following table summarizes our reimbursements to the Manager:

	Three Months Ended March 31,
	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$1,481	$1,692
Acquisition and transaction expenses	762	663
Total	$2,243	$2,355
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
Upon the successful completion of an offering of our common stock or other equity securities (including securities issued as consideration in an acquisition), we grant the Manager options to purchase common stock in an amount equal to 10% of the number of common stock being sold in the offering (or if the issuance relates to equity securities other than our common stock, options to purchase an amount of common stock equal to 10% of the gross capital raised in the equity issuance divided by the fair market value of our common stock as of the date of issuance), with an exercise price equal to the offering price per share

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
paid by the public or other ultimate purchaser or attributed to such securities in connection with an acquisition (or the fair market value of our common stock as of the date of the equity issuance if it relates to equity securities other than our common stock). Any ultimate purchaser of common stock for which such options are granted may be an affiliate of Fortress. In connection with the spin-off, we issued 10.9 million options to purchase common stock to the Manager, with a term of 10 years and strike price of $2.76 as compensation for services rendered in connection with the Redeemable Preferred Stock raise, as discussed in Note 15. On August 12, 2024, 8.7 million Manager options were exercised. In February 2025, we issued 2.9 million options to purchase common stock to the Manager, with a term of 10 years and a strike price of $5.61 as compensation for services rendered in connection with the offering of Series B Preferred Stock as discussed in Note 15.
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Accrued management fees	$4,092	$12,172
Other payables	4,048	9,181
As of March 31, 2026 and December 31, 2025, there were no receivables from the Manager.
Other Affiliate Transactions
As of March 31, 2026 and December 31, 2025, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at March 31, 2026 and December 31, 2025 was $(176.4) million and $(162.8) million, respectively. In April 2024, we made a pro-rata distribution of $15.0 million to the non-controlling interest holders of our Jefferson Terminal segment.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended March 31,
	2026	2025
Non-controlling interest share of net loss	$(13,679)	$(11,084)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Notes 2 and 5 for additional information.
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the three months ended March 31, 2026 and 2025, the Company incurred approximately $0.6 million and $0.1 million of rent and office related expenses, respectively.
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains (losses) on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment as provided to and evaluated by the CODM:
I. For the Three Months Ended March 31, 2026

	Three Months Ended March 31, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$85,008	$27,318	$1,208	$62,006	$—	$12,824	$188,364

Expenses
Operating expenses	46,764	25,813	6,306	27,775	—	13,736	120,394
General and administrative	—	—	—	—	—	3,554	3,554
Acquisition and transaction expenses	1,608	—	—	801	—	4,411	6,820
Management fees and incentive allocation to affiliate	—	—	—	—	—	4,092	4,092
Depreciation and amortization	19,487	11,987	2,583	16,376	—	258	50,691
Total expenses	67,859	37,800	8,889	44,952	—	26,051	185,551

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(518)	—	(518)
Gain (loss) on sale of assets, net	7	—	—	(573)	—	—	(566)
Loss on modification or extinguishment of debt	—	(6,429)	—	—	—	(39,485)	(45,914)
Interest expense	(1,499)	(16,235)	(1,951)	(23,666)	—	(39,136)	(82,487)
Other (expense) income	(514)	807	1,076	1,968	737	(1,090)	2,984
Total other (expense) income	(2,006)	(21,857)	(875)	(22,271)	219	(79,711)	(126,501)
Income (loss) before income taxes	15,143	(32,339)	(8,556)	(5,217)	219	(92,938)	(123,688)
Provision for income taxes	3,298	212	—	—	—	13	3,523
Net income (loss)	11,845	(32,551)	(8,556)	(5,217)	219	(92,951)	(127,211)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries - common stockholders	(162)	(13,679)	(391)	(46)	—	18	(14,260)
Less: Preferred dividends and accretion on redeemable non-controlling interests	37,221	—	—	—	—	—	37,221
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(25,214)	$(18,872)	$(8,165)	$(5,171)	$219	$(92,969)	$(150,172)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock:

	Three Months Ended March 31, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$40,233	$14,437	$(2,321)	$26,411	$219	$(8,387)	$70,592
Add: Non-controlling share of Adjusted EBITDA	310	10,040	282	260	—	14	10,906
Add: Equity in losses of unconsolidated entities	—	—	—	—	(518)	—	(518)
Less: Interest and other costs on pension and OPEB liabilities	180	—	—	—	—	—	180
Less: Dividends and accretion of redeemable preferred stock	(37,221)	—	—	—	—	—	(37,221)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	518	—	518
Less: Interest expense	(1,499)	(16,235)	(1,951)	(23,666)	—	(39,136)	(82,487)
Less: Depreciation and amortization expense	(19,487)	(13,220)	(2,583)	(6,140)	—	(258)	(41,688)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	(906)	—	—	348	—	—	(558)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(6,429)	—	—	—	(39,485)	(45,914)
Less: Acquisition and transaction expenses	(1,608)	—	—	(801)	—	(4,411)	(6,820)
Less: Equity-based compensation expense	(447)	(7,253)	(1,592)	(1,583)	—	(103)	(10,978)
Less: (Provision for) benefit from income taxes	(3,298)	(212)	—	—	—	(13)	(3,523)
Less: Other non-recurring items	(1,471)	—	—	—	—	(1,190)	(2,661)
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(25,214)	$(18,872)	$(8,165)	$(5,171)	$219	$(92,969)	$(150,172)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. Three Months Ended March 31, 2025

	Three Months Ended March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,631	$19,449	$3,811	$17,294	$—	$12,976	$96,161

Expenses
Operating expenses	22,939	18,094	6,666	6,311	—	13,035	67,045
General and administrative	—	—	—	—	—	5,113	5,113
Acquisition and transaction expenses	93	(1)	316	1,069	—	2,038	3,515
Management fees and incentive allocation to affiliate	—	—	—	—	—	2,542	2,542
Depreciation and amortization	5,086	11,240	2,496	6,090	—	100	25,012
Total expenses	28,118	29,333	9,478	13,470	—	22,828	103,227

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(5,324)	50	5,314
(Loss) gain on sale of assets, net	(124)	—	—	119,952	—	—	119,828
Loss on modification or extinguishment of debt	—	(7)	—	—	—	—	(7)
Interest expense	(139)	(16,624)	(1,518)	(9,017)	—	(15,814)	(43,112)
Other income	388	726	—	2,240	339	—	3,693
Total other income (expense)	125	(15,905)	(1,518)	123,763	(4,985)	(15,764)	85,716
Income (loss) before income taxes	14,638	(25,789)	(7,185)	127,587	(4,985)	(25,616)	78,650
Provision for (benefit from) income taxes	812	423	12	(42,457)	—	(304)	(41,514)
Net income (loss)	13,826	(26,212)	(7,197)	170,044	(4,985)	(25,312)	120,164
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	87	(11,084)	(404)	—	—	—	(11,401)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	21,841	21,841
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$13,739	$(15,128)	$(6,793)	$170,044	$(4,985)	$(47,153)	$109,724

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock:

	Three Months Ended March 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$19,924	$7,950	$(1,452)	$138,090	$(1,626)	$(7,667)	$155,219
Add: Non-controlling share of Adjusted EBITDA	38	6,956	338	—	—	—	7,332
Add: Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(5,324)	50	5,314
Less: Interest and other costs on pension and OPEB liabilities	265	—	—	—	—	—	265
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	(21,841)	(21,841)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(6,503)	1,965	38	(4,500)
Less: Interest expense	(139)	(16,624)	(1,518)	(9,017)	—	(15,814)	(43,112)
Less: Depreciation and amortization expense	(5,086)	(12,473)	(2,496)	(4,502)	—	(100)	(24,657)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(7)	—	—	—	—	(7)
Less: Acquisition and transaction expenses	(93)	1	(316)	(1,069)	—	(2,038)	(3,515)
Less: Equity-based compensation expense	(358)	(508)	(302)	—	—	(85)	(1,253)
Less: (Provision for) benefit from income taxes	(812)	(423)	(12)	42,457	—	304	41,514
Less: Other non-recurring items	—	—	(1,035)	—	—	—	(1,035)
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$13,739	$(15,128)	$(6,793)	$170,044	$(4,985)	$(47,153)	$109,724

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Balance Sheet
The following tables set forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	March 31, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$96,922	$84,140	$131,372	$68,159	$494	$16,490	$397,577
Non-current assets	1,994,448	1,100,671	481,891	1,625,173	49,005	39,767	5,290,955
Total assets	2,091,370	1,184,811	613,263	1,693,332	49,499	56,257	5,688,532

Total debt, net	47,958	920,322	389,383	1,145,879	—	1,309,608	3,813,150

Current liabilities	87,375	75,880	38,646	131,175	18	28,628	361,722
Non-current liabilities	504,799	981,715	390,710	1,303,494	—	1,326,030	4,506,748
Total liabilities	592,174	1,057,595	429,356	1,434,669	18	1,354,658	4,868,470

Redeemable preferred stock	970,516	—	—	—	—	152,642	1,123,158

Non-controlling interests in equity of consolidated subsidiaries	5,438	(187,930)	(4,539)	6,380	—	18	(180,633)
Total equity	528,680	127,216	183,907	258,663	49,481	(1,451,043)	(303,096)
Total liabilities, redeemable preferred stock and equity	$2,091,370	$1,184,811	$613,263	$1,693,332	$49,499	$56,257	$5,688,532

	December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$90,394	$100,455	$165,765	$84,222	$14,716	$28,459	$484,011
Non-current assets	2,010,137	1,112,460	450,928	1,637,568	32,383	21,174	5,264,650
Total assets	2,100,531	1,212,915	616,693	1,721,790	47,099	49,633	5,748,661

Total debt, net	48,841	959,720	385,759	1,154,374	—	1,225,479	3,774,173

Current liabilities	80,532	121,528	38,964	125,740	910	42,323	409,997
Non-current liabilities	453,909	988,828	390,140	1,334,995	—	1,226,809	4,394,681
Total liabilities	534,441	1,110,356	429,104	1,460,735	910	1,269,132	4,804,678

Redeemable preferred stock	937,578	—	—	—	—	152,642	1,090,220

Non-controlling interests in equity of consolidated subsidiaries	5,996	(174,252)	(4,148)	4,843	—	—	(167,561)
Total equity	628,512	102,559	187,589	261,055	46,189	(1,372,141)	(146,237)
Total liabilities, redeemable preferred stock and equity	$2,100,531	$1,212,915	$616,693	$1,721,790	$47,099	$49,633	$5,748,661

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. REDEEMABLE PREFERRED STOCK
Series B Preferred Stock - Redeemable Convertible Preferred Stock
As of March 31, 2026, the Company has $18.5 million of cumulative dividends increasing the liquidation preference on the Series B Preferred Stock. Dividends are not recorded as redemption is not currently expected.
If the Series B Preferred Stock were redeemed due to a change in control as of March 31, 2026, it would be redeemable for $182.0 million.
If the Series B Preferred Stock were converted at the option of the holder as of March 31, 2026, it would be converted to 21,818,025 shares of common stock. The Company would have no obligation under the Share Cap to pay cash on an optional conversion at March 31, 2026.
Series A Preferred Stock - RailCo - Redeemable Preferred Stock - Non-Controlling Interest
As of March 31, 2026, RR Holdings had $64.4 million of PIK dividends increasing its Series A Preferred Units (“Series A Preferred Stock - RailCo”) balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $27.0 million for the three months ended March 31, 2026.
The Company has presented the Series A Preferred Stock - RailCo in temporary equity and is accreting the discount and issuance costs using the interest method to the earliest redemption date of August 25, 2032. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $5.2 million for the three months ended March 31, 2026.
As of March 31, 2026, the Series A Preferred Stock - RailCo shares would be redeemable at a redemption price per share of $1,417.49.
16. EARNINGS PER SHARE AND EQUITY
Basic (loss) earnings per share of common stock is calculated by dividing net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock by the weighted average number of shares of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted (loss) earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net (loss) income	$(127,211)	$120,164
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(14,260)	(11,401)
Less: Preferred dividends and accretion on redeemable non-controlling interests	37,221	—
Less: Dividends and accretion of redeemable preferred stock	—	21,841
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	(150,172)	109,724
Less: Convertible preferred stock dividend	4,353	1,467
Net (loss) income attributable to common stockholders	$(154,525)	$108,257
Weighted Average Common Stock Outstanding - Basic	116,689,474	114,101,860
Weighted Average Common Stock Outstanding - Diluted	116,689,474	122,758,859

(Loss) earnings per share:
Basic	$(1.32)	$0.95
Diluted (1)	$(1.32)	$0.89
________________________________________________________
(1) Diluted (loss) earnings per share for the three months ended March 31, 2026 and 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock.
For the three months ended March 31, 2026 and 2025, 23,783,649 and — shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Common Stock Warrants
As of March 31, 2026, there were no changes to the number of the Company’s outstanding equity classified stock warrants. The weighted average exercise price was $9.64 and $9.76 as of March 31, 2026 and December 31, 2025, respectively. The weighted average exercise price as of March 31, 2026 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of March 31, 2026 is 4.3 years. The aggregate intrinsic value of the warrants as of March 31, 2026 is $— million.
17. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
18. SUBSEQUENT EVENTS
Long Ridge Acquiom Loan Amendment
On April 29, 2026, Long Ridge Energy & Power LLC entered into Third Amendment to Credit Agreement, which amended the Long Ridge Acquiom Loan to, among other things, refinance all outstanding indebtedness under the existing Long Ridge Acquiom Loan and borrow an additional $10.0 million in the form of incremental loans for working capital and other general corporate purposes.
Sale of Long Ridge Energy & Power LLC
On April 29, 2026, Ohio River Partners Holdco LLC (“ORPH”), a Delaware limited liability company and a direct wholly-owned subsidiary of FTAI Infrastructure, Ohio River Partners Finance LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of ORPH (together with ORPH, “Sellers”), and, solely for the purposes specified, FTAI Infrastructure entered into an equity purchase agreement (the “Agreement”) with MARA USA Corporation (“Buyer”), a Delaware corporation and a direct wholly-owned subsidiary of MARA Holdings, Inc. (“Buyer Parent”), and, solely for the purposes specified, Buyer Parent, pursuant to which, among other things, upon the terms and subject to the conditions set forth in the Agreement, Buyer will purchase all of the issued and outstanding membership interests of Long Ridge Energy & Power LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of FTAI Infrastructure, from Sellers, for a base purchase price of $1.52 billion, subject to certain customary adjustments set forth in the Agreement.
Refer to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on April 30, 2026 for further information.
Dividends
On May 7, 2026, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended March 31, 2026, payable on June 12, 2026 to the holders of record on May 18, 2026.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of March 31, 2026, we had total consolidated assets of $5.7 billion and redeemable preferred stock and equity of $820.1 million.
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
Adjusted EBITDA is defined as net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains (losses) on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

Comparison of the three months ended March 31, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Lease income	$2,495	$1,337	$1,158
Rail revenues	82,293	42,174	40,119
Terminal services revenues	28,308	22,705	5,603
Roadside services revenues	12,554	12,976	(422)
Power revenues	45,628	15,780	29,848
Gas revenues	15,956	1,188	14,768
Other revenue	1,130	1	1,129
Total revenues	188,364	96,161	92,203

Expenses
Operating expenses	120,394	67,045	53,349
General and administrative	3,554	5,113	(1,559)
Acquisition and transaction expenses	6,820	3,515	3,305
Management fees and incentive allocation to affiliate	4,092	2,542	1,550
Depreciation and amortization	50,691	25,012	25,679
Total expenses	185,551	103,227	82,324

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(518)	5,314	(5,832)
(Loss) gain on sale of assets, net	(566)	119,828	(120,394)
Loss on modification or extinguishment of debt	(45,914)	(7)	(45,907)
Interest expense	(82,487)	(43,112)	(39,375)
Other income	2,984	3,693	(709)
Total other (expense) income	(126,501)	85,716	(212,217)
(Loss) income from before income taxes	(123,688)	78,650	(202,338)
Provision for (benefit from) income taxes	3,523	(41,514)	45,037
Net (loss) income	(127,211)	120,164	(247,375)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(14,260)	(11,401)	(2,859)
Less: Preferred dividends and accretion on redeemable non-controlling interests	37,221	—	37,221
Less: Dividends and accretion of redeemable preferred stock	—	21,841	(21,841)
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(150,172)	$109,724	$(259,896)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(150,172)	$109,724	$(259,896)
Add: Provision for (benefit from) income taxes	3,523	(41,514)	45,037
Add: Equity-based compensation expense	10,978	1,253	9,725
Add: Acquisition and transaction expenses	6,820	3,515	3,305
Add: Losses on the modification or extinguishment of debt and capital lease obligations	45,914	7	45,907
Add: Changes in fair value of non-hedge derivative instruments	558	—	558
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	41,688	24,657	17,031
Add: Interest expense	82,487	43,112	39,375
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(518)	4,500	(5,018)
Add: Dividends and accretion of redeemable preferred stock	37,221	21,841	15,380
Add: Interest and other costs on pension and OPEB liabilities	(180)	(265)	85
Add: Other non-recurring items (3)	2,661	1,035	1,626
Less: Equity in losses (earnings) of unconsolidated entities	518	(5,314)	5,832
Less: Non-controlling share of Adjusted EBITDA (4)	(10,906)	(7,332)	(3,574)
Adjusted EBITDA (Non-GAAP)	$70,592	$155,219	$(84,627)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026 and 2025: (i) depreciation and amortization expense of $50,691 and $25,012, (ii) capitalized contract costs amortization of $1,233 and $1,233 and (iii) amortization of other comprehensive income of $(10,236) and $(1,588), respectively.
(2) Includes the following items for the three months ended March 31, 2026 and 2025: (i) net (loss) income of $(518) and $6,578, (ii) interest expense of $— and $7,648, (iii) depreciation and amortization expense of $— and $2,884, (iv) acquisition and transaction expenses of $— and $201, (v) changes in fair value of non-hedge derivative instruments of $— and $(12,822), (vi) equity method basis adjustments of $— and $10 and (vii) other non-recurring items of $— and $1, respectively.
(3) Includes the following items for the three months ended March 31, 2026: (i) Railroad severance and integration expenses of $1,471 and (ii) unrealized loss on investment of $1,190. Includes the following items for the three months ended March 31, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(4) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $1,772 and $138, (ii) provision for income taxes of $66 and $104, (iii) interest expense of $4,052 and $3,940, (iv) depreciation and amortization expense of $3,331 and $3,069, (v) acquisition and transaction expenses of $15 and $1, (vi) interest and other costs on pension and OPEB liabilities of $— and $(2), (vii) asset impairment charges of $— and $19, (viii) losses on the modification or extinguishment of debt of $1,489 and $2, (ix) dividends and accretion of redeemable preferred stock of $175 and $— and (x) other non-recurring items of $6 and $61, respectively.
Revenue
Comparison of the three months ended March 31, 2026 and 2025
Total revenues increased $92.2 million due to higher revenues of $44.7 million in the Power and Gas segment, $42.4 million in the Railroad segment and $7.9 million in the Jefferson Terminal segment, offset by lower revenues of $2.6 million in the Repauno segment.
Rail revenues increased $40.1 million primarily due to the completed acquisition and consolidation of Wheeling in December 2025 and increased carloads in the Railroad segment.
Terminal services revenues increased $5.6 million primarily due to an increase in average refined product throughput volumes in the Jefferson Terminal segment, offset by lower volumes stemming from the terminal’s current butane contract compared to the prior period contract that ended in March 2025 in the Repauno segment.
Power revenues increased $29.8 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $14.8 million due to the acquisition of Long Ridge Energy & Power LLC in February 2025.

Expenses
Comparison of the three months ended March 31, 2026 and 2025
Total expenses increased $82.3 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization and (iii) acquisition and transaction expenses.
Operating expenses increased $53.3 million which primarily reflects:
•an increase of $21.5 million primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment;
•an increase of $7.7 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity at Jefferson Terminal; and
•an increase of $23.8 million in the Railroad segment mainly due to the full inclusion of operating expenses of Wheeling after the acquisition in December 2025.
Acquisition and transaction expenses increased $3.3 million primarily due to (i) an increase in legal and consulting fees in the Railroad segment related to the acquisition of Wheeling in December 2025 and (ii) costs incurred with debt refinancing activities and professional fees related to the Wheeling acquisition in the Corporate and Other segment.
Depreciation and amortization increased $25.7 million primarily due to additional assets at Long Ridge Energy & Power LLC after the acquisition in February 2025 and additional assets at the Railroad segment after the acquisition of Wheeling in December 2025.
Other (expense) income
Total other expense increased $212.2 million during the three months ended March 31, 2026 primarily due to:
•an increase in loss on modification or extinguishment of debt of $45.9 million due to loss on extinguishment of the Bridge Loan Credit Agreement in the Corporate and Other segment and the June 2025 Jefferson Credit Agreement in the Jefferson Terminal segment;
•an increase in interest expense of $39.4 million primarily due to an increase in the average outstanding debt of approximately $1.4 billion which primarily consists of (i) $697.8 million for the Corporate Bridge Loan, (ii) $350.4 million for the Series 2025 Bonds, (iii) $392.3 million for Long Ridge Energy & Power LLC debt and (iv) $50.0 million for the RailCo Revolver; and
•a decrease in gain on sale of assets of $120.4 million primarily due to a prior year gain from the acquisition of 100% of Long Ridge in February 2025; and
•an increase of $5.8 million in equity in losses of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net earnings in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup was recorded after the acquisition, offset by a decrease in equity in losses of unconsolidated entities in the Sustainability and Energy Transition segment due to lower operating losses at GM-FTAI Holdco LLC.
Provision for (benefit from) income taxes
Provision for income taxes increased $45.0 million during the three months ended March 31, 2026 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Net (loss) income
Net loss increased $247.4 million during the three months ended March 31, 2026 primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $84.6 million during the three months ended March 31, 2026 primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Lease income	$1,855	$457	$1,398
Rail revenues	82,023	42,174	39,849
Other revenue	1,130	—	1,130
Total revenues	85,008	42,631	42,377

Expenses
Operating expenses	46,764	22,939	23,825
Acquisition and transaction expenses	1,608	93	1,515
Depreciation and amortization	19,487	5,086	14,401
Total expenses	67,859	28,118	39,741

Other income (expense)
Gain (loss) on sale of assets, net	7	(124)	131
Interest expense	(1,499)	(139)	(1,360)
Other (expense) income	(514)	388	(902)
Total other (expense) income	(2,006)	125	(2,131)
Income before income taxes	15,143	14,638	505
Provision for income taxes	3,298	812	2,486
Net income	11,845	13,826	(1,981)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(162)	87	(249)
Less: Preferred dividends and accretion on redeemable non-controlling interests	37,221	—	37,221
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(25,214)	$13,739	$(38,953)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders to Adjusted EBITDA, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(25,214)	$13,739	$(38,953)
Add: Provision for income taxes	3,298	812	2,486
Add: Equity-based compensation expense	447	358	89
Add: Acquisition and transaction expenses	1,608	93	1,515
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	906	—	906
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	19,487	5,086	14,401
Add: Interest expense	1,499	139	1,360
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	37,221	—	37,221
Add: Interest and other costs on pension and OPEB liabilities	(180)	(265)	85
Add: Other non-recurring items (1)	1,471	—	1,471
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(310)	(38)	(272)
Adjusted EBITDA (Non-GAAP)	$40,233	$19,924	$20,309
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026: Railroad severance and integration expenses of $1,471.
(2) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $2 and $2, (ii) provision for income taxes of $16 and $5, (iii) interest expense of $7 and $1, (iv) depreciation and amortization expense of $92 and $31, (v) acquisition and transaction expenses of $8 and $1, (vi) interest and other costs on pension and OPEB liabilities of $— and $(2), (vii) dividends and accretion of redeemable preferred stock of $175 and $—, (viii) changes in fair value of non-hedge derivative instruments of $4 and $— and (ix) other non-recurring items of $6 and $—, respectively.
Revenues
Total revenues increased $42.4 million during the three months ended March 31, 2026 primarily due to the completed acquisition and consolidation of Wheeling in December 2025 and increased carloads.
Expenses
Total expenses increased $39.7 million during the three months ended March 31, 2026, which primarily reflects:
•an increase in operating expenses of $23.8 million due to the completed acquisition and consolidation of Wheeling in December 2025;
•an increase in acquisition and transaction costs of $1.5 million related to the completed acquisition and consolidation of Wheeling in December 2025; and
•an increase in depreciation and amortization expense of $14.4 million related to depreciation expense on Wheeling assets due to the completed acquisition and consolidation in December 2025.
Other income (expense)
Total other expense increased $2.1 million during the three months ended March 31, 2026 which primarily reflects an increase in interest expense on the RailCo Revolver taken in November 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $20.3 million during the three months ended March 31, 2026 primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Lease income	$640	$880	$(240)
Terminal services revenues	26,678	18,569	8,109
Total revenues	27,318	19,449	7,869

Expenses
Operating expenses	25,813	18,094	7,719
Acquisition and transaction expenses	—	(1)	1
Depreciation and amortization	11,987	11,240	747
Total expenses	37,800	29,333	8,467

Other (expense) income
Loss on modification or extinguishment of debt	(6,429)	(7)	(6,422)
Interest expense	(16,235)	(16,624)	389
Other income	807	726	81
Total other expense	(21,857)	(15,905)	(5,952)
Loss before income taxes	(32,339)	(25,789)	(6,550)
Provision for income taxes	212	423	(211)
Net loss	(32,551)	(26,212)	(6,339)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(13,679)	(11,084)	(2,595)
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(18,872)	$(15,128)	$(3,744)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(18,872)	$(15,128)	$(3,744)
Add: Provision for income taxes	212	423	(211)
Add: Equity-based compensation expense	7,253	508	6,745
Add: Acquisition and transaction expenses	—	(1)	1
Add: Losses on the modification or extinguishment of debt and capital lease obligations	6,429	7	6,422
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	13,220	12,473	747
Add: Interest expense	16,235	16,624	(389)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(10,040)	(6,956)	(3,084)
Adjusted EBITDA (Non-GAAP)	$14,437	$7,950	$6,487
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026 and 2025: (i) depreciation and amortization expense of $11,987 and $11,240 and (ii) capitalized contract costs amortization of $1,233 and $1,233, respectively.
(2) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $1,679 and $118, (ii) provision for income taxes of $49 and $98, (iii) interest expense of $3,761 and $3,849, (iv) depreciation and amortization expense of $3,062 and $2,889 and (v) losses on the modification or extinguishment of debt of $1,489 and $2, respectively.
Revenues
Total revenues increased $7.9 million during the three months ended March 31, 2026 due to an increase in average crude product throughput volumes.
Expenses
Total expenses increased $8.5 million during the three months ended March 31, 2026, which primarily reflects:
•an increase in operating expenses of $7.7 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.7 million due to additional assets being placed into service.
Other (expense) income
Total other expense increased $6.0 million during the three months ended March 31, 2026, which primarily reflects an increase in loss on modification or extinguishment of debt of $6.4 million related to a current quarter loss on extinguishment of the June 2025 Jefferson Credit Agreement.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $6.5 million during the three months ended March 31, 2026 primarily due to the changes noted above.

Repauno Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Terminal services revenues	$1,208	$3,810	$(2,602)
Other revenue	—	1	(1)
Total revenues	1,208	3,811	(2,603)

Expenses
Operating expenses	6,306	6,666	(360)
Acquisition and transaction expenses	—	316	(316)
Depreciation and amortization	2,583	2,496	87
Total expenses	8,889	9,478	(589)

Other (expense) income
Interest expense	(1,951)	(1,518)	(433)
Other income	1,076	—	1,076
Total other expense	(875)	(1,518)	643
Loss before income taxes	(8,556)	(7,185)	(1,371)
Provision for income taxes	—	12	(12)
Net loss	(8,556)	(7,197)	(1,359)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(391)	(404)	13
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(8,165)	$(6,793)	$(1,372)

The following table sets forth a reconciliation of net loss attributable to stockholders to Adjusted EBITDA, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(8,165)	$(6,793)	$(1,372)
Add: Provision for income taxes	—	12	(12)
Add: Equity-based compensation expense	1,592	302	1,290
Add: Acquisition and transaction expenses	—	316	(316)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	2,583	2,496	87
Add: Interest expense	1,951	1,518	433
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items (1)	—	1,035	(1,035)
Less: Equity in earnings of unconsolidated entities	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(282)	(338)	56
Adjusted EBITDA (non-GAAP)	$(2,321)	$(1,452)	$(869)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $73 and $18, (ii) provision for income taxes of $— and $1, (iii) interest expense of $90 and $90, (iv) depreciation and amortization expense of $119 and $149, (v) asset impairment charges of $— and $19 and (vi) other non-recurring items of $— and $61, respectively.
Revenues
Total revenues decreased $2.6 million during the three months ended March 31, 2026 primarily due to lower volumes stemming from the terminal’s current butane contract compared to the prior period contract that ended in March 2025.
Other (expense) income
Total other expense decreased $0.6 million during the three months ended March 31, 2026, which primarily reflects an increase in other income of $1.1 million from the interest on the Series 2025 Bond funds, partially offset by an increase in interest expense of $0.4 million related to additional borrowings under the Series 2025 Bonds and DRP DB Term Loan in May 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.9 million during the three months ended March 31, 2026 primarily due to the changes noted above.

Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Terminal services revenues	$422	$326	$96
Power revenues	45,628	15,780	29,848
Gas revenues	15,956	1,188	14,768
Total revenues	62,006	17,294	44,712

Expenses
Operating expenses	27,775	6,311	21,464
Acquisition and transaction expenses	801	1,069	(268)
Depreciation and amortization	16,376	6,090	10,286
Total expenses	44,952	13,470	31,482

Other income (expense)
Equity in earnings of unconsolidated entities	—	10,588	(10,588)
(Loss) gain on sale of assets, net	(573)	119,952	(120,525)
Interest expense	(23,666)	(9,017)	(14,649)
Other income	1,968	2,240	(272)
Total other (expense) income	(22,271)	123,763	(146,034)
Income (loss) before income taxes	(5,217)	127,587	(132,804)
Benefit from income taxes	—	(42,457)	42,457
Net income (loss)	(5,217)	170,044	(175,261)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(46)	—	(46)
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(5,171)	$170,044	$(175,215)

The following table sets forth a reconciliation of net (loss) income attributable to stockholders to Adjusted EBITDA, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net (loss) income attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(5,171)	$170,044	$(175,215)
Add: Benefit from income taxes	—	(42,457)	42,457
Add: Equity-based compensation expense	1,583	—	1,583
Add: Acquisition and transaction expenses	801	1,069	(268)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	(348)	—	(348)
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense (1)	6,140	4,502	1,638
Add: Interest expense	23,666	9,017	14,649
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	—	6,503	(6,503)
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in earnings of unconsolidated entities	—	(10,588)	10,588
Less: Non-controlling share of Adjusted EBITDA (3)	(260)	—	(260)
Adjusted EBITDA (non-GAAP)	$26,411	$138,090	$(111,679)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026 and 2025: (i) depreciation and amortization expense of $16,376 and $6,090 and (ii) amortization of other comprehensive income of $(10,236) and $(1,588), respectively.
(2) Includes the following items for the three months ended March 31, 2026 and 2025: (i) net income of $— and $10,576, (ii) interest expense of $— and $6,352, (iii) depreciation and amortization expense of $— and $2,185, (iv) acquisition and transaction expenses of $— and $201, (v) changes in fair value of non-hedge derivative instruments of $— and $(12,822), (vi) equity method basis adjustments of $— and $10 and (vii) other non-recurring items of $— and $1, respectively.
(3) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $13 and $—, (ii) interest expense of $194 and $—, (iii) depreciation and amortization expense of $50 and $—, (iv) acquisition and transaction expenses of $7 and $— and (v) changes in fair value of non-hedge derivative instruments of $(4) and $—, respectively.
Revenues
Total revenues increased $44.7 million during the three months ended March 31, 2026 primarily due to an increase in power plant revenue as well as an increase in gas revenues as a result of the acquisition of 100% of Long Ridge in February 2025.
Expenses
Total expenses increased $31.5 million during the three months ended March 31, 2026, which primarily reflects:
•an increase in operating expenses of $21.5 million primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025; and
•an increase in depreciation and amortization expense of $10.3 million related to depreciation expense at the Terminal and Power Plant businesses as a result of the acquisition of 100% of Long Ridge during February 2025.
Other income (expense)
Total other expense increased $146.0 million during the three months ended March 31, 2026, which reflects:
•an increase in interest expense of $14.6 million related to interest expense on the Long Ridge debt that is now consolidated;
•a decrease in gain on sale of assets, net of $120.5 million due to a gain recognized in the prior year on the acquisition of 100% of Long Ridge in February 2025; and
•a decrease in equity in earnings of unconsolidated entities of $10.6 million primarily due to the equity pickup of Long Ridge Energy & Power LLC net earnings in the prior year that were not recognized in the current quarter since 100% of

Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup was recorded after the acquisition.
Benefit from income taxes
Benefit from income taxes decreased $42.5 million during the three months ended March 31, 2026 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $111.7 million during the three months ended March 31, 2026 primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Other revenue	$—	$—	$—
Total revenues	—	—	—

Other (expense) income
Equity in losses of unconsolidated entities	(518)	(5,324)	4,806
Other income	737	339	398
Total other income (expense)	219	(4,985)	5,204
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$219	$(4,985)	$5,204
The following table sets forth a reconciliation of net income (loss) attributable to stockholders to Adjusted EBITDA, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net income (loss) attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$219	$(4,985)	$5,204
Add: Provision for income taxes	—	—	—
Add: Equity-based compensation expense	—	—	—
Add: Acquisition and transaction expenses	—	—	—
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	—	—	—
Add: Interest expense	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(518)	(1,965)	1,447
Add: Dividends and accretion of redeemable preferred stock	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items	—	—	—
Less: Equity in losses of unconsolidated entities	518	5,324	(4,806)
Less: Non-controlling share of Adjusted EBITDA	—	—	—
Adjusted EBITDA (Non-GAAP)	$219	$(1,626)	$1,845
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026 and 2025: (i) net loss of $(518) and $(3,948), (ii) interest expense of $— and $1,284 and (iii) depreciation and amortization expense of $— and $699, respectively.

Other (expense) income
Total other income increased $5.2 million during the three months ended March 31, 2026, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.8 million during the three months ended March 31, 2026 primarily due to the changes noted above.
Corporate and Other
The following table presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Revenues
Rail revenues	$270	$—	$270
Roadside services revenues	12,554	12,976	(422)
Total revenues	12,824	12,976	(152)

Expenses
Operating expenses	13,736	13,035	701
General and administrative	3,554	5,113	(1,559)
Acquisition and transaction expenses	4,411	2,038	2,373
Management fees and incentive allocation to affiliate	4,092	2,542	1,550
Depreciation and amortization	258	100	158
Total expenses	26,051	22,828	3,223

Other income (expense)
Equity in earnings of unconsolidated entities	—	50	(50)
Loss on modification or extinguishment of debt	(39,485)	—	(39,485)
Interest expense	(39,136)	(15,814)	(23,322)
Other income	(1,090)	—	(1,090)
Total other expense	(79,711)	(15,764)	(63,947)
Loss before income taxes	(92,938)	(25,616)	(67,322)
Provision for (benefit from) income taxes	13	(304)	317
Net loss	(92,951)	(25,312)	(67,639)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	18	—	18
Less: Dividends and accretion of redeemable preferred stock	—	21,841	(21,841)
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(92,969)	$(47,153)	$(45,816)

The following table sets forth a reconciliation of net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025
Net loss attributable to stockholders, before series B preferred stock dividend and loss on extinguishment of preferred stock	$(92,969)	$(47,153)	$(45,816)
Add: Provision for (benefit from) income taxes	13	(304)	317
Add: Equity-based compensation expense	103	85	18
Add: Acquisition and transaction expenses	4,411	2,038	2,373
Add: Losses on the modification or extinguishment of debt and capital lease obligations	39,485	—	39,485
Add: Changes in fair value of non-hedge derivative instruments	—	—	—
Add: Asset impairment charges	—	—	—
Add: Incentive allocations	—	—	—
Add: Depreciation and amortization expense	258	100	158
Add: Interest expense	39,136	15,814	23,322
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	(38)	38
Add: Dividends and accretion of redeemable preferred stock	—	21,841	(21,841)
Add: Interest and other costs on pension and OPEB liabilities	—	—	—
Add: Other non-recurring items (2)	1,190	—	1,190
Less: Equity in earnings of unconsolidated entities	—	(50)	50
Less: Non-controlling share of Adjusted EBITDA (3)	(14)	—	(14)
Adjusted EBITDA (Non-GAAP)	$(8,387)	$(7,667)	$(720)
________________________________________________________
(1) Includes the following items for the three months ended March 31, 2026 and 2025: (i) net loss of $— and $(50) and (ii) interest expense of $— and $12, respectively.
(2) Includes the following items for the three months ended March 31, 2026: unrealized loss on investment of $1,190.
(3) Includes the following items for the three months ended March 31, 2026 and 2025: (i) equity-based compensation expense of $5 and $—, (ii) provision for income taxes of $1 and $— and (iii) depreciation and amortization expense of $8 and $—, respectively.
Expenses
Total expenses increased $3.2 million during the three months ended March 31, 2026, which primarily reflects an increase in acquisition and transaction expenses of $2.4 million primarily due to costs incurred with debt refinancing activities and professional fees related to the Wheeling acquisition.
Other income (expense)
Total other expense increased $63.9 million during the three months ended March 31, 2026 primarily due to (i) loss on extinguishment of the Bridge Loan Credit Agreement during the current quarter and (ii) an increase in interest expense due to additional borrowings under the Term Loan Credit Agreement during the quarter.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.7 million during the three months ended March 31, 2026 primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
During the quarter, we have (i) refinanced the Bridge Loan Credit Agreement with the Term Loan Credit Agreement (see Note 7 for additional details), (ii) paid down the Jefferson June 2025 Credit Agreement and (iii) entered into a binding Commitment Agreement (the “Backstop Agreement”) dated March 16, 2026, pursuant to which we may, at our sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255.0 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility (see Note 7 for additional details). However, the Company has significant remaining debt obligations, which it continues to actively manage. The planned sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 18 for additional details). Management’s planned actions, including the sale of Long Ridge, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for investing activities was $44.8 million and $164.3 million during the three months ended March 31, 2026 and 2025, respectively.
•Uses of liquidity associated with our operating and interest expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of March 31, 2026, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) opportunistic sales of assets or investments.
•Cash flows used in operating activities were $69.4 million and $85.7 million during the three months ended March 31, 2026 and 2025, respectively.
•During the three months ended March 31, 2026, additional borrowings were obtained in connection with the Term Loan Credit Agreement of $1.35 billion. In February 2026, we used a portion of the net proceeds from the Term Loan Credit Agreement to repay the Bridge Loan Credit Agreement of $1.25 million. In March 2026, we also used a portion of the net proceeds from the Term Loan Credit Agreement to repay the June 2025 Jefferson Credit Agreement of $30.0 million.
We are currently evaluating several potential transactions and related financings, including, but not limited to, providing for increased debt capacity at certain of our subsidiaries, which could occur within the next 12 months. None of these transactions, negotiations or financings are definitive or included within our planned liquidity needs. We cannot assure if or when any such transaction will be consummated or the terms of any such transaction. In addition, from time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase or repay our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors. Our restricted cash and cash equivalents are available to finance construction projects, as well as meet debt service obligations.
Historical Cash Flow
Comparison of the three months ended March 31, 2026 and 2025
The following table compares the historical cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(69,377)	$(85,651)
Net cash (used in) provided by investing activities	(44,755)	164,299
Net cash provided by (used in) financing activities	15,617	(2,537)
Net cash used in operating activities decreased $16.3 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in equity in losses of unconsolidated entities of $5.8 million, (ii) changes in working capital of $7.4 million, (iii) a decrease in gain on sale of subsidiaries of $120.0 million, (iv) changes in deferred income taxes of $43.4 million, (v) an increase in depreciation and amortization of $25.7 million, (vi) an increase in loss on modification or extinguishment of debt of $45.9 million, (vii) an increase in amortization of bond discount of $10.3 million, (viii) an increase in amortization of deferred financing costs of $1.0 million and (ix) an increase in equity-based compensation of $9.7 million, partially offset by (i) an increase in amortization of other comprehensive income of $8.6 million and (ii) an increase in net loss of $247.4 million.
Net cash used in investing activities increased $209.1 million, primarily due to (i) a decrease in the acquisition of business of $226.6 million and (ii) a decrease in proceeds from investor loan of $11.0 million, partially offset by (i) an increase in proceeds from the sale of property, plant and equipment of $8.8 million and (ii) a decrease in the acquisition of property, plant and equipment of $20.1 million.
Net cash provided by financing activities increased $18.2 million, primarily due to (i) a decrease in the payment of cash dividends on preferred stock of $25.5 million, (ii) an increase in proceeds from debt of $1.3 billion and (iii) an increase in proceeds from financing obligation of $50.0 million, partially offset by (i) an increase in repayment of debt of $1.3 billion, (ii) an increase in payment of financing costs of $10.3 million, (iii) an increase in cash dividends paid for redeemable preferred stock - NCI of $5.0 million and (iv) an increase in settlement of equity-based compensation of $2.3 million.

Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of March 31, 2026, we had outstanding principal and interest payment obligations of $3.9 billion and $1.4 billion, respectively, of which, there are $25.4 million of principal payments due and $302.5 million of interest payments due within the next twelve months. As of March 31, 2026, we had $37.1 million of unused borrowing capacity. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of March 31, 2026, we had outstanding operating and finance lease obligations of $366.3 million, of which $16.6 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $135.5 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment. See Note 15 for additional information related to our preferred stock obligations.
Other Cash Requirements—In addition to our contractual obligations, we may pay quarterly cash dividends on our common stock, which are subject to change at the discretion of our board of directors.
We expect to meet our future short-term liquidity requirements through cash on hand, unused borrowing capacity or future financings and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses and the payment of principal and interest on our indebtedness as they become due. We may elect to meet certain long-term liquidity requirements or to continue to pursue strategic opportunities through utilizing cash on hand, cash generated from our current operations and the issuance of securities in the future. Management believes adequate capital and borrowings are available from various sources to fund our commitments to the extent required. See Note 1 for additional information related to other cash requirements.
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
As of October 1, 2025, for our Jefferson Terminal reporting unit, we completed a quantitative analysis. We estimate the fair value of Jefferson Terminal using an income approach, specifically a discounted cash flow analysis. This analysis requires us to make significant assumptions and estimates about the forecasted revenue growth rates, capital expenditures and discount rates. The estimates and assumptions used consider historical performance if indicative of future performance and are consistent with the assumptions used in determining future profit plans for the reporting units.
In connection with our impairment analysis, although we believe the estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management's judgment. The fair value estimate was sensitive to certain assumptions inherent in the discounted estimated cash flows, including forecasted revenue and revenue growth rates and discount rates. Changes in these inputs, including as a result of events beyond our control, could materially affect the results of the impairment review. If the forecasted cash flows or other key inputs are negatively revised in the future, the estimated fair value of the reporting unit could be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results. The Jefferson Terminal reporting unit had an estimated fair value that exceeded its carrying value by more than 20% as of October 1, 2025. The Jefferson Terminal reporting unit forecasted revenue is dependent on the ramp up of volumes under current and expected future contracts for storage and throughput of heavy and light crude and refined products, expansion of refined product distribution to Mexico, expansion of volumes and execution of contracts related to sustainable fuels and movements in future oil spreads. Our discount rate for our 2025 goodwill impairment analysis was 10% and our assumed terminal growth rate was 2.5%. If our strategy changes from planned capacity downward due to an inability to source contracts or expand volumes, the fair value of the reporting unit would be negatively affected, which could lead to an impairment. The expansion of refineries in the Beaumont/Port Arthur area, as well as growing crude oil and natural gas production in the U.S. and Canada, are expected to result in increased demand for storage on the U.S. Gulf Coast. Although we do not have significant direct exposure to volatility of crude oil prices, changes in crude oil pricing that affect long term refining planned output could impact Jefferson Terminal operations.
We expect the Jefferson Terminal reporting unit to continue to grow and generate positive Adjusted EBITDA in future years. Further delays in executing anticipated contracts or achieving our projected volumes could adversely affect the fair value of the reporting unit.
There was no impairment of goodwill for the year ended December 31, 2025.
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
As of March 31, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $4.5 million or a decrease of approximately $4.5 million in interest expense over the next 12 months.

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
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, have created in the past and may continue to create difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or geopolitical environment, including the Russia-Ukraine conflict and the conflicts in the Middle East, including the war among Israel, America and Iran and the related closure and blockade of the Strait of Hormuz, and any related geopolitical or economic responses, U.S. federal government shutdowns, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S., may put further upward or downward pressure on prices for such commodities. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
A discharge of hydrocarbons or hazardous substances into the environment associated with operating our rail assets could subject us to substantial expense, including the cost to recover the materials spilled, restore the affected natural resources, pay fines and penalties, and natural resource damages and claims made by employees, neighboring landowners, government authorities and other third parties, including for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our trains or facilities or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address any such releases promptly, the liabilities resulting from any future releases into the environment from our assets have the potential to substantially affect our business. Such events could also subject us to media and public scrutiny that could have a negative effect on our operations and also on the value of our common stock.
Our business could be adversely affected if service on the railroads is interrupted or if more stringent regulations are adopted regarding railcar design or the transportation of crude oil by rail.
As a result of hydraulic fracturing and other improvements in extraction technologies, there has been a substantial increase in the volume of crude oil and liquid hydrocarbons produced and transported in North America, and a geographic shift in that production versus historical production. The increase in volume and shift in geography has resulted in increased pipeline congestion and a corresponding growth in crude oil being transported by rail from Canada and across the U.S. High-profile accidents involving crude-oil-carrying trains in Quebec, North Dakota and Virginia, and more recently in Saskatchewan, West Virginia and Illinois, have raised concerns about derailments and the environmental and safety risks associated with crude oil transport by rail and the associated risks arising from railcar design. In Canada, the transport of hazardous products is receiving greater scrutiny, which could impact our customers and our business.
Our business is subject to evolving regulations regarding railcar design and the transportation of hazardous materials. Following the 2023 East Palestine derailment, authorities have accelerated safety mandates, including the final transition to DOT-117 tank cars. As of May 2025, legacy CPC-1232 cars owned by Jefferson Terminal are largely prohibited from crude and ethanol service, with a final deadline of May 1, 2029, for all other flammable liquids.
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
Volatility in energy prices could have a significant effect on a variety of items, including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including the production and processing of crude oil, natural gas, and coal; fuel prices; and fuel surcharges. Particularly in our rail business, fuel costs constitute a significant portion of our expenses. Diesel fuel prices and availability can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports or domestic oil production, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war, terrorist attack or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices, although there may be a significant delay in our recovery of fuel costs based on the terms of the fuel surcharge program. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease, which could have a negative effect on our profitability; in fact, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through fuel surcharges at all, as future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges.
International, political, and economic factors, events and conditions and the potential for worsening economic conditions or economic downturn, including as a result of recent geopolitical events, including the war among Israel, America and Iran and the related closure and blockade of the Strait of Hormuz, and changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, may affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
The operations of infrastructure projects are exposed to unplanned interruptions caused by breakdown or failure of equipment or plants, aging infrastructure, employee error or contractor or subcontractor failure, problems that delay or increase the cost of returning facilities to service after outages, limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements, fuel supply or fuel transportation reductions or interruptions, labor disputes, difficulties with the implementation or operation of information systems, derailments, power outages, pipeline or electricity line ruptures and catastrophic events, such as hurricanes, cyclones, earthquakes, landslides, floods, explosions, fires or other disasters. Any equipment or system outage or constraint can, among other things, reduce sales, increase costs and affect the ability to meet regulatory service metrics, customer expectations and regulatory reliability and security requirements. We have in the past experienced power outages at plants which disrupted their operations and negatively impacted our revenues. We cannot assure you that similar events may not occur in the future. Operational disruption, as well as supply disruption, and increased government oversight could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in temporary or permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance, and any loss from such events may not be recoverable under relevant insurance policies. Although we believe that we are adequately insured against these types of events, no assurance can be given that the occurrence of any such event will not materially adversely affect us.
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
The instruments governing our and our subsidiaries’ outstanding debt and preferred stock contain certain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, these covenants significantly restrict our and certain of our subsidiaries’ ability to:
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
•consummate a change in control without concurrently redeeming the Series A Preferred Stock - RailCo and the Series A Warrants - RailCo;
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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the Long Ridge Acquiom Loan, the RailCo Revolver and the June 2025 Jefferson Credit Agreement) and the Series A Preferred Stock - RailCo and the Series A Warrants - RailCo include restrictive covenants that may materially limit our, or our subsidiaries’, ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
We earned approximately 22% of total revenues for the three months ended March 31, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 7% of total revenues for the three months ended March 31, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 41% of total revenues for the three months ended March 31, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 11% of total revenues for the three months ended March 31, 2025, from one customer in the Jefferson Terminal segment. As of March 31, 2026, accounts receivable from three customers within the Jefferson Terminal, Railroad and Corporate and Other segments represented 43% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
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
Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling our Manager, will not be liable to us or any of our subsidiaries, to our board of directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, officers, employees, sub-advisers and any other person controlling our Manager, except liability to us, our stockholders, directors, officers and employees and persons controlling us, by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We will, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
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
Because some of our directors also currently hold positions with FTAI, they own FTAI common shares, options to purchase FTAI common shares or other equity awards. For example, Judith Hannaway and Ray Robinson are directors of both FTAI and FTAI Infrastructure, and Joseph Adams, Jr., who is the chairman of the board of both FTAI and FTAI Infrastructure and is the chief executive officer of FTAI, owns common shares and options to purchase common shares in both FTAI and FTAI Infrastructure. Ownership by some of our directors of common shares or options to purchase common shares of FTAI, or any other equity awards, creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for FTAI than they do for us.
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
Wheeling earned approximately 7% of its total revenues for the three months ended March 31, 2026 from one customer. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for Wheeling’s services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, Wheeling could be pressured to reduce the prices it charges for its services or could lose a major customer. Any such development could have a significant adverse impact on the business and financial condition of the Company.

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
Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our Manager, to the directors, officers and employees of our Manager who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing, including, but not limited to, the Series B Preferred Stock, the Series I Warrants (as defined in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025) and the Series A Warrants (as defined in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).
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
Non-U.S. persons that hold or have held (actually or constructively) more than 5% of our common stock may be subject to U.S. federal income tax upon the disposition of some or all of their stock.
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

	4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, filed March 16, 2026).
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
Credit Agreement, dated as of February 25, 2026, among FTAI Infrastructure Inc., the guarantors from time to time party thereto, the Lenders from time to time party thereto, certain other financial institutions from time to time party thereto and Alter Domus (US) LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 26, 2026).

*	10.31
Equity Purchase Agreement, dated as of April 29, 2026, by and among Ohio River Partners Holdco LLC, Ohio River Partners Finance LLC, MARA USA Corporation, and, solely for the purposes specified therein, MARA Holdings, Inc. and FTAI Infrastructure Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 30, 2026).

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
	101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	Exhibit No.	Description
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contracts and compensatory plans or arrangements.
*	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	May 8, 2026
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	May 8, 2026
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer