Form 10-Q
period 2026-06-30
FTAI Infrastructure Inc.
filed 2026-08-10
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2026, the number of outstanding shares of the registrant’s common stock was 118,181,737 shares.

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
•our ability to successfully integrate acquired businesses, including The Wheeling Corporation (“Wheeling”) with Transtar and AP Shale Logistics ManagementCo LLC, doing business as Tidewater Logistics;
•risks related to the proposed sale of Long Ridge Energy & Power LLC, including (i) our inability to complete the proposed transaction on anticipated terms and timing, or at all, including obtaining regulatory approvals and other conditions to the completion of the proposed transaction; (ii) events, changes or other circumstances could occur that could give rise to the termination of the proposed transaction; (iii) the risks related to Buyer’s (as defined below) financing of the proposed transaction; (iv) potential litigation or regulatory actions relating to the proposed transaction; and (v) potential adverse business uncertainty resulting from the announcement, pendency or completion of the proposed transaction, including restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
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
•effects of the acquisition of Softbank Group Corp.’s equity in Fortress Investment Group LLC (“Fortress”) by certain members of management of Fortress and Mubadala Capital, a wholly owned asset management subsidiary of Mubadala Investment Company (“Mubadala”);
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$32,628	$57,351
Restricted cash and cash equivalents		139,947	268,595
Accounts receivable, net		89,759	95,388
Other current assets	1	48,500	62,677
Current assets held for sale	2	56,933	—
Total current assets		367,767	484,011
Leasing equipment, net	3	35,822	36,570
Operating lease right-of-use assets, net		154,406	133,493
Property, plant, and equipment, net	4	3,135,540	4,581,771
Investments	5	21,166	22,243
Intangible assets, net	6	55,980	43,173
Goodwill		275,366	365,703
Other assets		100,241	81,697
Non-current assets held for sale	2	1,600,457	—
Total assets		$5,746,745	$5,748,661

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$236,752	$280,707
Debt, net	7	476,768	65,438
Operating lease liabilities		10,985	9,108
Derivative liabilities	9	—	34,381
Other current liabilities	1	29,791	20,363
Current liabilities held for sale	2	579,713	—
Total current liabilities		1,334,009	409,997
Debt, net	7	2,286,949	3,708,735
Operating lease liabilities		91,474	71,000
Derivative liabilities	9	—	189,116
Warrant liabilities	8	82,523	81,599
Deferred income tax liabilities	12	289,279	300,231
Other liabilities		113,020	44,000
Non-current liabilities held for sale	2	911,169	—
Total liabilities		5,108,423	4,804,678

Commitments and contingencies	17	—	—

Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 Series B shares issued and outstanding as of June 30, 2026 and December 31, 2025; redemption amount of $192.0 million and $192.0 million at June 30, 2026 and December 31, 2025, respectively)	15	153,298	152,642
Redeemable preferred stock Series A RailCo - Non-controlling interest (zero par value per share; 1,000,000 total preferred shares authorized; 1,000,000 Series A - RailCo shares issued and outstanding as of June 30, 2026 and December 31, 2025; redemption amount of $1.4 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively)	17	1,003,747	937,578

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 118,181,737 and 116,294,461 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1,182	1,163
Additional paid in capital	553,590	623,771
Accumulated deficit	(754,009)	(512,992)
Accumulated other comprehensive loss	(130,539)	(90,618)
Stockholders' equity	(329,776)	21,324
Non-controlling interest in equity of consolidated subsidiaries	(188,947)	(167,561)
Total equity	(518,723)	(146,237)
Total liabilities, redeemable preferred stock and equity	$5,746,745	$5,748,661
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2026	2025	2026	2025
Revenues
Total revenues	10	$186,768	$122,286	$375,132	$218,447

Expenses
Operating expenses		117,333	74,435	237,727	141,480
General and administrative		3,674	3,862	7,228	8,975
Acquisition and transaction expenses		6,021	8,704	12,841	12,219
Management fees and incentive allocation to affiliate	13	3,677	3,680	7,769	6,222
Depreciation and amortization	3, 4, 6	39,511	33,998	90,202	59,010
Asset impairment		63,188	4,401	63,188	4,401
Total expenses		233,404	129,080	418,955	232,307

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	5	(560)	(1,995)	(1,078)	3,319
(Loss) gain on sale of assets, net		(16)	—	(582)	119,828
Loss on modification or extinguishment of debt	7	(1,602)	(4,066)	(47,516)	(4,073)
Interest expense		(105,492)	(59,204)	(187,979)	(102,316)
Other income		3,287	3,052	6,271	6,745
Total other (expense) income		(104,383)	(62,213)	(230,884)	23,503
(Loss) income before income taxes		(151,019)	(69,007)	(274,707)	9,643
(Benefit from) provision for income taxes	12	(11,576)	952	(8,053)	(40,562)
Net (loss) income		(139,443)	(69,959)	(266,654)	50,205
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries - common stockholders		(11,377)	(11,100)	(25,637)	(22,501)
Less: Preferred dividends and accretion on redeemable non-controlling interests		33,230	—	70,451	—
Less: Dividends and accretion of redeemable preferred stock		657	20,957	657	42,798
Less: Convertible preferred stock dividend		4,511	4,082	8,864	5,549
Net (loss) income attributable to common stockholders	16	$(166,464)	$(83,898)	$(320,989)	$24,359

(Loss) earnings per share:	16
Basic		$(1.41)	$(0.73)	$(2.73)	$0.21
Diluted		$(1.41)	$(0.73)	$(2.73)	$0.21
Weighted average shares outstanding:
Basic		118,163,955	114,880,817	117,430,787	114,491,338
Diluted		118,163,955	114,880,817	117,430,787	115,260,452
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(139,443)	$(69,959)	$(266,654)	$50,205
Other comprehensive income (loss):
Other comprehensive income related to derivatives (1)	(42,757)	(17,468)	(38,903)	141,084
Change in pension and other employee benefit accounts	(487)	(559)	(1,018)	(1,117)
Comprehensive (loss) income	(182,687)	(87,986)	(306,575)	190,172
Comprehensive loss attributable to non-controlling interests	(11,377)	(11,100)	(25,637)	(22,501)
Comprehensive (loss) income attributable to stockholders	$(171,310)	$(76,886)	$(280,938)	$212,673
______________________________________________________________________________________
(1) Net of deferred tax benefit of $— million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Six Months Ended June 30, 2026
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2025	$1,163	$623,771	$(512,992)	$(90,618)	$(167,561)	$(146,237)
Net loss			(112,951)		(14,260)	(127,211)
Other comprehensive income				3,323		3,323
Total comprehensive (loss) income	—	—	(112,951)	3,323	(14,260)	(123,888)
Settlement of equity-based compensation		(2,340)			(483)	(2,823)
Issuance of common shares	19	(19)				—
Distributions to non-controlling interest					(360)	(360)
Dividends declared on common stock		(3,545)				(3,545)
Dividends and accretion of redeemable preferred stock		(37,221)				(37,221)
Equity-based compensation		8,947			2,031	10,978
Equity - March 31, 2026	$1,182	$589,593	$(625,943)	$(87,295)	$(180,633)	$(303,096)
Net loss			(128,066)		(11,377)	(139,443)
Other comprehensive loss				(43,244)		(43,244)
Total comprehensive loss	—	—	(128,066)	(43,244)	(11,377)	(182,687)
Settlement of equity-based compensation		—			(80)	(80)
Distributions to non-controlling interest					(888)	(888)
Dividends declared on common stock		(3,545)				(3,545)
Dividends and accretion of redeemable preferred stock		(33,887)				(33,887)
Equity-based compensation		1,429			4,031	5,460
Equity - June 30, 2026	$1,182	$553,590	$(754,009)	$(130,539)	$(188,947)	$(518,723)

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

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(266,654)	$50,205
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	1,078	(3,319)
Gain on sale of subsidiaries	—	(119,952)
Loss on modification or extinguishment of debt	47,516	4,073
Equity-based compensation	16,438	2,163
Depreciation and amortization	90,202	59,010
Asset impairment	63,188	4,401
Change in deferred income taxes	(10,952)	(41,298)
Amortization of deferred financing costs	7,218	5,218
Amortization of bond discount	42,839	5,459
Amortization of other comprehensive income	(10,523)	(4,732)
Paid-in-kind interest expense	5,115	—
Other	840	1,216
Change in:
Accounts receivable	(5,492)	(2,988)
Other assets	(2,457)	2,540
Accounts payable and accrued liabilities	(9,731)	15,593
Derivative liabilities	—	(66,178)
Other liabilities	1,035	(2,283)
Net cash used in operating activities	(30,340)	(90,872)

Cash flows from investing activities:
Investment in unconsolidated entities	(14,391)	(12,585)
Acquisition of business, net of cash acquired	(40,411)	226,628
Acquisition of leasing equipment	—	(564)
Acquisition of property, plant and equipment	(129,029)	(148,319)
Proceeds from investor loan	—	11,001
Proceeds from sale of subsidiaries, net of cash	35	—
Purchase deposits for acquisitions	(3,410)	—
Proceeds from sale of property, plant and equipment	9,043	2,198
Net cash (used in) provided by investing activities	(178,163)	78,359

Cash flows from financing activities:
Proceeds from debt, net	1,407,376	494,074
Repayment of debt	(1,337,217)	(126,102)
Payment of financing costs	(15,796)	(21,545)
Proceeds from financing obligation	50,000	—
Repayment of financing obligation	(920)	—
Cash dividends - common stock	(7,090)	(6,886)
Cash dividends - redeemable preferred stock	—	(25,516)
Cash dividends - redeemable preferred stock - NCI	(5,000)	—
Settlement of equity-based compensation	(2,903)	(545)
Distributions to non-controlling interests	(1,248)	—
Net cash provided by financing activities	87,202	313,480

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents, including cash classified within assets held for sale	(121,301)	300,967
Less: net decrease in cash classified within assets held for sale	(32,070)	—
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(153,371)	300,967

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	325,946	147,296
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$172,575	$448,263

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$78,457	$47,622
Acquisition of business	—	(285,977)
Dividends and accretion of redeemable preferred stock	(657)	(17,282)
Dividends and accretion of redeemable preferred stock - NCI	(65,451)	—
Financing fees	2,676	—
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
Liquidity—Subsequent to the second quarter of 2026, we have paid down the Jefferson Taxable Series 2024B Bonds with the Jefferson Bridge Loan Credit Agreement (see Note 18 for additional details), which will mature on June 30, 2027. The expected closing of the sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 2 for additional details). The Company has significant remaining debt obligations, which it continues to actively manage. Sources of liquidity on hand and cash flows from operations are not expected to be sufficient to satisfy the Bridge Credit Agreement as it matures. However, management’s planned actions, including the sale of Long Ridge and refinancing the Jefferson Bridge Loan Credit Agreement, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued. In assessing whether it was probable the Company will refinance its credit facilities on or prior to their respective maturity dates, the Company performed a comprehensive assessment including factors such as: current debt market conditions; the Company’s credit worthiness based upon current and expected financial performance and leverage levels; comparable lending transactions; the Company’s historical ability to obtain financing; discussions with the Company’s existing lenders; and continuing favorable lending relationships. There can be no assurance that financing will be obtained at terms more favorable than the existing Jefferson Bridge Loan Credit Agreement.
Held For Sale Classification—We report and classify a business or a component of an entity as held-for-sale (“Held-For-Sale Business”) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. As of the date an entity is classified as held-for-sale, depreciation and depletion on property, plant and equipment ceases. As of June 30, 2026, assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Consolidated Balance Sheet. Refer to Note 2 for additional details.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Assets—Other current assets is comprised of:

	June 30, 2026	December 31, 2025
Notes receivable	$—	$13,605
Prepaid expenses	16,107	20,403
Purchase deposits	—	3,817
Other receivables	16,533	10,587
Inventory	909	1,269
Other assets	14,951	12,996
Total other current assets	$48,500	$62,677
Other Current Liabilities—Other current liabilities primarily include insurance premium liabilities of $5.8 million and $2.7 million and deferred revenue of $10.9 million and $11.5 million as of June 30, 2026 and December 31, 2025, respectively.
Other Liabilities—Other liabilities primarily includes a $46.8 million financing obligation that The Wheeling Corporation (“Wheeling”) entered into in January 2026 with Bank of Montreal to finance the lease of 400 railcars as of June 30, 2026. This transaction was a sale-leaseback in legal form that is treated as a financing obligation for accounting purposes.
We obtained an additional financing obligation through our acquisition of Tidewater. As of June 30, 2026, the financing obligation included in Other liabilities is $26.5 million. This transaction was a sale-leaseback for the previous owner in legal form that is treated as a financing obligation for accounting purposes.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $23.9 million and $21.9 million as of June 30, 2026 and December 31, 2025, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $3.3 million and $2.3 million during the three months ended June 30, 2026 and 2025, respectively, and $7.2 million and $5.2 million during the six months ended June 30, 2026 and 2025, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 23% of total revenues for both the three and six months ended June 30, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 8% of total revenues for both the three and six months ended June 30, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 32% and 36%, respectively, of total revenues for the three and six months ended June 30, 2025 from one customer in the Railroad segment. We earned approximately 11% of total revenues for both the three and six months ended June 30, 2025 from one customer in the Jefferson Terminal segment.
As of June 30, 2026, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 33% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive (loss) income at June 30, 2026 are as follows:

	Three and Six Months Ended June 30, 2026
	Derivatives	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2025	$(112,196)	$21,578	$(90,618)
Other comprehensive loss before reclassification	(12,106)	—	(12,106)
Amounts reclassified from accumulated other comprehensive income (loss)	15,960	(531)	15,429
Net current period other comprehensive income (loss), net of tax	3,854	(531)	3,323
Accumulated other comprehensive (loss) income - March 31, 2026	$(108,342)	$21,047	$(87,295)
Other comprehensive loss before reclassification	(47,488)	—	(47,488)
Amounts reclassified from accumulated other comprehensive income (loss)	4,731	(487)	4,244
Net current period other comprehensive loss, net of tax	(42,757)	(487)	(43,244)
Accumulated other comprehensive (loss) income - June 30, 2026	$(151,099)	$20,560	$(130,539)
Components of accumulated other comprehensive (loss) income at June 30, 2025 are as follows:

	Three and Six Months Ended June 30, 2025
	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2024	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(24,050)	(633)	—	(24,683)
Amounts reclassified from accumulated other comprehensive (loss) income	(381)	183,616	(558)	182,677
Net current period other comprehensive (loss) income, net of tax	(24,431)	182,983	(558)	157,994
Accumulated other comprehensive (loss) income - March 31, 2025	$(24,431)	$—	$25,374	$943
Other comprehensive loss before reclassification	(16,124)	—	—	(16,124)
Amounts reclassified from accumulated other comprehensive loss	(1,344)	—	(559)	(1,903)
Net current period other comprehensive loss, net of tax	(17,468)	—	(559)	(18,027)
Accumulated other comprehensive (loss) income - June 30, 2025	$(41,899)	$—	$24,815	$(17,084)
2. ACQUISITIONS AND DIVESTITURES
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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenue	$122,286	$271,806
Net loss attributable to common stockholders	(79,115)	(119,127)
Sale of Long Ridge Energy & Power LLC
On April 29, 2026, Ohio River Partners Holdco LLC (“ORPH”), a Delaware limited liability company and a direct wholly-owned subsidiary of FTAI Infrastructure, Ohio River Partners Finance LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of ORPH (together with ORPH, “Sellers”), and, solely for the purposes specified, FTAI Infrastructure entered into an equity purchase agreement (the “Agreement”) with MARA USA Corporation (“Buyer”), a Delaware corporation and a direct wholly-owned subsidiary of MARA Holdings, Inc. (“Buyer Parent”), and, solely for the purposes specified, Buyer Parent, pursuant to which, among other things, upon the terms and subject to the conditions set forth in the Agreement, Buyer will purchase all of the issued and outstanding membership interests of Long Ridge Energy & Power LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of FTAI Infrastructure, from Sellers, for a base purchase price of $1.52 billion, subject to certain customary adjustments set forth in the Agreement. The consummation of the sale is subject to regulatory approvals from the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act; however, this approval is considered customary and probable to occur within 12 months of the signing of the Agreement and, therefore, we will account for Long Ridge Energy & Power LLC as a held-for-sale business as of the date of the Agreement through regulatory approval and closing of the sale.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets as of June 30, 2026:

Assets
Cash and cash equivalents	$16,893
Restricted cash and cash equivalents	15,176
Accounts receivable, net	13,541
Other current assets	11,323
Total current assets held for sale	56,933
Operating lease right-of-use assets, net	737
Property, plant, and equipment, net	1,561,814
Intangible assets, net	922
Goodwill	90,337
Other assets	7,027
Valuation allowance on assets held for sale (1)	(60,380)
Total non-current assets held for sale	1,600,457
Total assets held for sale	$1,657,390

Liabilities
Accounts payable and accrued liabilities	$71,996
Debt, net	449,185
Operating lease liabilities	194
Derivative liabilities	58,338
Total current liabilities held for sale	579,713
Debt, net	715,200
Operating lease liabilities	582
Derivative liabilities	192,936
Other liabilities	2,451
Total non-current liabilities held for sale	911,169
Total liabilities held for sale	$1,490,882
________________________________________________________
(1) The valuation allowance on assets held for sale for $60.4 million was recorded as Asset impairment in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2026.
The following table presents the amounts related to the operations of Long Ridge Energy & Power LLC that have been reflected in net loss on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
(Loss) income before income taxes	$(68,397)	$(75,035)
Net (loss) income attributable to common stockholders before income taxes	(68,323)	(74,914)
Acquisition of Tidewater
On June 26, 2026 (the “acquisition date”), we completed the acquisition of 100% of AP Shale Logistics ManagementCo LLC, doing business as Tidewater Logistics (“Tidewater”), a barge and rail transloading company with operations in Ohio, West Virginia and Texas. Tidewater is an established transloading platform that is highly complementary with our Wheeling & Lake Erie Railway by serving producers, shippers and industrial customers across key shale and energy markets in the Appalachian Basin and Gulf Coast region. We acquired the equity of Tidewater for an adjusted cash consideration of approximately $46.0 million, funded through an upsizing of our existing Term Loan Credit Agreement (see Note 7 for additional information).

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Tidewater will operate within the Railroad reportable segment (see Note 14 for additional information). The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations of Tidewater have been included in the Company’s Consolidated Statements of Operations as of the effective date of the acquisition. As of the acquisition date, the assets and liabilities of Tidewater were recognized at their fair values, including cash of $5.6 million, other assets of $6.0 million, property, plant and equipment of $54.8 million, customer relationship intangibles of $15.7 million, and liabilities of $36.1 million, including $29.5 million of a financing obligation. The customer relationship intangibles are amortizable over an estimated life of 15 years.
In accordance with ASC 805, Business Combinations, the fair values assigned to underlying assets acquired and liabilities assumed are based on management’s estimates and assumptions, which will be refined during the measurement period. The significant assumptions used to estimate the fair value of the property, plant and equipment included replacement cost estimates, salvage values and market data for similar assets where available.
Sale of KRS
On June 30, 2026, we completed the sale of KRS for a purchase price of $0.1 million and recorded an impairment loss of $2.8 million through Asset impairment in the Company’s Consolidated Statement of Operations. KRS was included in our Corporate and Other segment.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	June 30, 2026	December 31, 2025
Leasing equipment	$50,029	$49,986
Less: Accumulated depreciation	(14,207)	(13,416)
Leasing equipment, net	$35,822	$36,570
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense for leasing equipment	$396	$412	$792	$822
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	June 30, 2026	December 31, 2025
Land, site improvements and rights	$360,555	$513,835
Buildings and improvements	39,322	72,997
Bridges and tunnels	968,640	969,551
Terminal machinery and equipment	1,301,890	1,357,502
Proved oil and gas properties	—	304,716
Unproved oil and gas properties	—	144,455
Power plant	—	850,489
Track and track related assets	347,848	335,850
Railroad equipment	4,238	9,694
Railcars and locomotives	181,955	181,892
Computer hardware and software	22,408	22,532
Furniture and fixtures	2,246	2,246
Construction in progress	360,745	263,495
Other	29,591	30,029
	3,619,438	5,059,283
Less: Accumulated depreciation	(483,898)	(477,512)
Property, plant and equipment, net	$3,135,540	$4,581,771

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Amounts in the above table do not include assets classified as held for sale on the Consolidated Balance Sheet as of June 30, 2026 (refer to Note 2 for additional details).
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$38,021	$32,576	$87,230	$56,182
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	June 30, 2026	December 31, 2025
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Pyroplast Energy LTD	Equity method	46.8%	21,166	22,243
			$21,166	$22,243
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Intermodal Finance I, Ltd.	$—	$—	$—	$50
Long Ridge Energy & Power LLC	—	—	—	10,899
Long Ridge West Virginia LLC	—	—	—	(311)
GM-FTAI Holdco LLC	—	(1,895)	—	(7,110)
Clean Planet Energy USA LLC	—	(100)	—	(209)
Pyroplast Energy LTD	(560)	—	(1,078)	—
Total	$(560)	$(1,995)	$(1,078)	$3,319
Equity Investments
TimberHP Madison, LLC
On February 2, 2026, the Company invested $5.0 million in TimberHP Madison, LLC (“TimberHP”) as a Secured Promissory Note. The note matures on February 2, 2028 and has a current annual interest rate of 5%. The interest is due at maturity.
On April 17, 2026, the Company converted it’s existing Secured Promissory Note into preferred equity and invested an additional $5.0 million in TimberHP as preferred equity for a total $10.0 million investment. On the same date, the Company also issued a $5.0 million revolver to TimberHP that was not drawn upon as of June 30, 2026.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	June 30, 2026
	Railroad	Total
Customer relationships	$75,735	$75,735
Less: Accumulated amortization	(19,755)	(19,755)
Total intangible assets, net	$55,980	$55,980

	December 31, 2025
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(56)	(17,771)	(17,827)
Total intangible assets, net	$944	$42,229	$43,173

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of June 30, 2026, Intangible assets, net related to the Power and Gas segment were classified as assets held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of customer relationships	$1,011	$1,010	$2,014	$2,006
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows:

	Railroad	Jefferson	Power and Gas	Corporate and Other	Total
Goodwill - December 31, 2025	$147,235	$122,735	$90,337	$5,396	$365,703
Goodwill classified as held for sale	—	—	(90,337)	—	(90,337)
Goodwill - June 30, 2026	$147,235	$122,735	$—	$5,396	$275,366

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Loans payable
DRP DB Term Loan (2)	8.50%	11/30/26	$110,943	$105,828
DRP Letter of Credit	Base Rate + 4.00% (Term SOFR)	7/7/26	3,308	—
Bridge Loan Credit Agreement (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Adjusted Term SOFR)	8/24/26	—	1,227,294
Term Loan Credit Agreement (1) (4)	9.75%	2/1/28	1,403,687	—
EB-5 Loan Agreement (2)	5.75%	(i) 1/25/27 (ii) 3/11/27 (iii) 11/16/27	63,800	63,800
Jefferson Credit Agreement June 2025	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	8/31/26	—	30,000
RailCo Revolver	(i) Base Rate + 2.00%; or (ii) Base Rate + 3.00% (Term SOFR)	11/17/28	50,000	50,000
Long Ridge Acquiom Loan (5)	15.75%	5/31/27	—	22,371
Long Ridge GCM Note (5)	12.00%	2/26/28	—	20,000
Long Ridge CanAm Loan (5)	6.75%	9/13/29	—	115,200
Long Ridge Credit Agreement (5)	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	—	397,000
Total loans payable			1,631,738	2,031,493
Bonds payable
Series 2020 Bonds (1)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	139,257	140,753
Series 2021 Bonds (1)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	339,850	348,240
Series 2024 Bonds (1) (3)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	379,585	378,458
Series 2025 Bonds (1)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,163	297,087
Senior Notes due 2032 (5)	8.75%	2/15/32	—	600,000
Total bonds payable			1,155,855	1,764,538
Total debt			2,787,593	3,796,031
Less: Debt issuance costs			(23,876)	(21,858)
Total debt, net			$2,763,717	$3,774,173

Principal debt due within one year			$477,727	$66,987
Less: Debt issuance costs			(959)	(1,549)
Total principal debt, net due within one year			$476,768	$65,438
________________________________________________________
(1) Includes an unamortized discount of $45,331 and $36,313 at June 30, 2026 and December 31, 2025, respectively.
(2) See discussion in Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for extension options related to these debt obligations.
(3) See below discussion in Note 7 for details related to the Jefferson Bridge Loan Credit Agreement for the Jefferson Taxable Series 2024B Bonds.
(4) Per a mandatory prepayment clause in our Term Loan Credit Agreement, we are required to use the net proceeds from the sale of Long Ridge Energy & Power LLC to pay down a portion of the Term Loan. As such, we have classified an estimate of the portion of the Term Loan that will be paid upon completion of the sale as short-term and have accrued for a portion of the incremental payment required at the time of the settlement under the multiple-on-invested-capital (“MOIC”) provision as of June 30, 2026.
(5) As of June 30, 2026, these debt instruments were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
As of June 30, 2026 and December 31, 2025, the weighted average interest rates on our short-term borrowings were 9.7% and 9.7%, respectively.
June 2025 Jefferson Credit Agreement Extension and Paydown
In January 2026, Jefferson Terminal exercised its option to extend the maturity of that certain Credit Agreement, dated as of June 30, 2025, among certain subsidiaries of the Company, the lenders party thereto and Barclays Bank PLC (the “June 2025 Jefferson Credit Agreement”) to August 31, 2026. In March 2026, we used a portion of the Term Loan Credit Agreement net proceeds (see below) to repay in full and terminate the June 2025 Jefferson Credit Agreement.
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
The Company used the net proceeds from the Term Loan to repay in full all outstanding principal and interest (together with fees, expenses and other amounts owed in connection therewith) under (i) that certain Credit Agreement, dated as of August 25, 2025, among the Company, the lenders party thereto and Barclays Bank PLC (the “the Bridge Loan Credit Agreement”) and (ii) the June 2025 Jefferson Credit Agreement. We recognized a loss on extinguishment of debt of (i) $39.5 million from the repayment of the Bridge Loan Credit Agreement and (ii) $6.4 million from the repayment of the June 2025 Jefferson Credit Agreement in connection with this transaction.
In connection with the Term Loan, the Company and certain of its subsidiaries provided a first-priority security interest in substantially all of their respective assets, subject to customary exceptions and exclusions. Additionally, the Term Loan is subject to a 1.25x MOIC total lender return provision, payable in cash upon any partial or full repayment, prepayment, maturity or acceleration of the Term Loan. The sale of Long Ridge invokes a mandatory prepayment provision associated with proceeds from the sale (see Note 2 for additional details), under which the MOIC steps down to 1.125x for prepayments or repayments of the Term Loan using proceeds from the sale of Long Ridge occurring on or prior to July 31, 2026 and to 1.19x for prepayments or repayments of the Term Loan using proceeds from the sale of Long Ridge occurring on or after August 1, 2026 and on or before October 31, 2026. The Company currently estimates the sale of Long Ridge to occur in September 2026. As of June 30, 2026, the Company recorded a total liability of $25.5 million related to the MOIC, of which $14.3 million and $11.2 million were recorded in current and non-current Debt, net, respectively, on the Consolidated Balance Sheet and included in the outstanding principal balance of the Term Loan. Changes in the MOIC liability are recognized through interest expense.
We incurred $6.4 million of issuance costs related to the Term Loan Credit Agreement.
On June 26, 2026, in connection with the acquisition of Tidewater (see Note 2 for additional details), we upsized our Term Loan Credit Agreement by approximately $61.9 million with the same terms as the original Term Loan Credit Agreement and made certain other amendments to the Term Loan Credit Agreement. The Company recorded a loss on modification of debt of $1.1 million.
Jefferson Terminal Bridge Loan Credit Agreement
On March 16, 2026, Jefferson Terminal signed a commitment letter for a senior secured bridge facility, pursuant to which the Company may, at its sole option, on or prior to July 1, 2026, elect to borrow from a lender funds in an aggregate principal amount of $255 million pursuant to a bridge facility that will have a maturity date which is 364 days after the close of such bridge facility. On July 1, 2026, the Company entered into the Jefferson Bridge Loan Credit Agreement. See Note 18 for details related to the utilization of the Jefferson Bridge Loan Credit Agreement used to redeem all outstanding Jefferson Taxable Series 2024B Bonds.
Long Ridge Acquiom Loan Amendments
On April 29, 2026 and June 16, 2026, Long Ridge Energy & Power LLC entered into Third and Fourth Amendments to the Credit Agreement, respectively, which amended that certain Credit Agreement, dated as of May 7, 2025, among Long Ridge Energy & Power LLC, Ohio River Partners Shareholder LLC, the lenders party thereto and Acquiom Agency Services LLC (the “Long Ridge Acquiom Loan”) to, among other things, refinance all outstanding indebtedness under the existing Long Ridge Acquiom Loan and borrow an additional $19.5 million in the form of incremental loans. In connection with these amendments, we recorded a loss on modification of debt of $0.5 million. As of June 30, 2026, the Long Ridge Acquiom Loan was classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
DRP Letter of Credit
On June 10, 2026, a counterparty of our Repauno segment drew down on its letter of credit (“LC”), providing for $3.3 million, which was required to be reimbursed to the LC issuer by Repauno on or prior to July 7, 2026. The reimbursement obligation bore interest at the sum of 4.00% plus SOFR as administered by the Federal Reserve Bank of New York until it was paid off in July 2026.
We were in compliance with all debt covenants as of June 30, 2026.

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
Our note receivable of $13.6 million as of both June 30, 2026 and December 31, 2025, respectively, is related to CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable, and record the balance of the note receivable in Other assets in the Consolidated Balance Sheets. The Company records interest income, which is included in Other income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate and classifies the note receivable as Level 2 within the fair value hierarchy.
The fair value of our electricity derivative liabilities of $251.3 million and $223.5 million as of June 30, 2026 and December 31, 2025, respectively, are estimated by applying the income approach, which is based on discounted projected future cash flows, and are classified as Level 2 within the fair value hierarchy. The valuation of our electricity derivatives is based on management’s best estimate of certain key assumptions, which include estimated power forward curves, probability of default, and the discount rate. As of June 30, 2026, our electricity derivative liabilities were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
Our cash and cash equivalents and restricted cash and cash equivalents consist largely of demand deposit accounts with maturities of 90 days or less when purchases are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash and cash equivalents consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, and their fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2026 and December 31, 2025.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
In August 2025, FIP RR Holdings LLC (“RR Holdings”), a subsidiary of the Company, issued warrants (“Series A Warrants - RailCo”) in connection with the Wheeling Acquisition. The fair value of the Series A Warrants - RailCo is estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement. The fair value of the Series A Warrants - RailCo is primarily based on the underlying shares of RR Holdings. The Series A Warrants - RailCo are classified as a liability due to certain provisions which may result in a cash settlement, and are therefore presented within Warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value on a recurring basis, with changes in fair value of $0.9 million for the six months ended June 30, 2026 presented within Other income in the Consolidated Statements of Operations. The following table presents the key inputs applied in the valuation of the warrant liabilities:

	June 30, 2026	December 31, 2025
Number of units	172,500	172,500
Fair value at grant date ($ millions)	$85.8	$85.8
Strike price	$628.36	$761.05
Expected volatility	35.00%	35.00%
Risk free interest rate	4.2%	3.6%
Expected dividend yield	—%	—%
Expected term	2.3 years	2.8 years
Warrant fair value (per share)	$478.40	$473.04
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Balance Sheet using significant unobservable (Level 3) inputs:

Warrants
Beginning balance, December 31, 2025	$(81,599)
Unrealized losses	(924)
Ending balance, June 30, 2026	$(82,523)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	June 30, 2026	December 31, 2025
Series 2020A Bonds (1)	$117,212	$115,979
Series 2021A Bonds (1)	107,960	120,448
Series 2021B Bonds (1)	183,192	182,630
Series 2024A Bonds (1)	159,614	160,802
Series 2024B Bonds (1)	217,874	222,949
Series 2025 Bonds (1)	318,216	309,285
Senior Notes due 2032 (1) (2)	—	638,880
EB-5 Loan Agreement	24,344	25,536
EB-5.2 Loan Agreement	9,157	9,529
EB-5.3 Loan Agreement	25,740	25,315
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
(2) As of June 30, 2026, the Senior Notes due 2032 were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
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
As of June 30, 2026, we have a $10.0 million letter of credit and a $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2028 and February 10, 2027, respectively.
Refer to Note 8 for our fair value measurement of derivative financial instruments.
The following table presents information related to our outstanding derivative contracts as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	741,777	$—	$(251,274)	3 to 6 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	289	—	2 Years
Total		$289	$(251,274)

	December 31, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	774,728	$—	$(222,894)	3 to 6 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(432)	2 Years
Natural Gas Forward Prices (MMBtu)	2,425	—	(171)	0 Years
Total		$—	$(223,497)
As of June 30, 2026, derivative assets and liabilities were classified as assets held for sale and liabilities held for sale, respectively, on the Consolidated Balance Sheet (refer to Note 2 for additional details).
The following table presents the pre-tax gains (losses) recognized in accumulated other comprehensive loss and earnings related to all derivative instruments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Flow Hedges
Gains (losses) recognized in accumulated other comprehensive loss:
Electricity swaps	$(42,757)	$(17,468)	$(38,903)	$(41,899)
Total	$(42,757)	$(17,468)	$(38,903)	$(41,899)
Gains (losses) reclassified from accumulated other comprehensive loss to earnings:
Electricity swaps	$(4,731)	$1,344	$(20,691)	$1,725
Total	$(4,731)	$1,344	$(20,691)	$1,725
Gains (losses) recognized in earnings related to:
Not designated as hedging instruments:
Interest rate swaps	354	(535)	721	(827)
Natural gas forwards	(6)	—	(1,222)	—
Total	$348	$(535)	$(501)	$(827)

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

	Three Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$2,118	$655	$—	$—	$—	$2,773
Rail revenues	88,384	—	—	—	420	88,804
Terminal services revenues	167	23,661	5,533	419	—	29,780
Roadside services revenues	—	—	—	—	15,497	15,497
Power revenues	—	—	—	42,568	—	42,568
Gas revenues	—	—	—	5,857	—	5,857
Other revenue	1,485	—	4	—	—	1,489
Total revenues	$92,154	$24,316	$5,537	$48,844	$15,917	$186,768

	Six Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$3,973	$1,295	$—	$—	$—	$5,268
Rail revenues	170,407	—	—	—	690	171,097
Terminal services revenues	167	50,339	6,741	841	—	58,088
Roadside services revenues	—	—	—	—	28,051	28,051
Power revenues	—	—	—	88,196	—	88,196
Gas revenues	—	—	—	21,813	—	21,813
Other revenue	2,615	—	4	—	—	2,619
Total revenues	$177,162	$51,634	$6,745	$110,850	$28,741	$375,132

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
As of June 30, 2026 and December 31, 2025, we recorded capitalized contract cost of $16.1 million and $18.6 million, of which $4.0 million and $4.9 million are included in Other current assets and $12.1 million and $13.7 million are included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million of amortization during both the three months ended June 30, 2026 and 2025, and $2.5 million and $2.5 million of amortization, respectively, during the six months ended June 30, 2026 and 2025, which is included in Operating expenses in the Consolidated Statements of Operations.
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
As of June 30, 2026, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the six months ended June 30, 2026, we issued 19,166 shares of common stock to certain directors as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred Stock ("Convertible Preferred Stock") (see Note 15), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
Subsidiary Stock-Based Compensation
During the six months ended June 30, 2026, we issued restricted shares of our subsidiary that had a grant date fair value of $0.5 million and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Restricted shares	$3,684	$70	$5,365	$140	$2,136	0.4
Common units	442	358	889	716	1,728	0.8
Total	$4,126	$428	$6,254	$856	$3,864
Restricted Stock Units to Subsidiary Employees
During the six months ended June 30, 2026, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.1 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods.
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended June 30,		Expense Recognized During the Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Restricted stock units	$1,244	$479	$10,088	$1,289	$5,821	1.0
Total	$1,244	$479	$10,088	$1,289	$5,821
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
Our effective tax rate differs from the U.S. federal tax rate of 21% primarily due to the tax benefit associated with the current year net loss of certain subsidiaries that has been offset by a corresponding increase in the valuation allowance recorded against deferred tax assets and the change in valuation allowance associated with the Long Ridge Energy & Power LLC assets held for sale.
As of and for the six months ended June 30, 2026, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state and local income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2022.
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
The Income Incentive Fee is calculated and distributable quarterly in arrears based on the pre-incentive fee net income for the immediately preceding calendar quarter (the “Income Incentive Fee”). For this purpose, pre-incentive fee net income means, with respect to a calendar quarter, net income attributable to common stockholders during such quarter calculated in accordance with U.S. GAAP excluding our pro rata share of (1) realized or unrealized gains and losses, and (2) certain non-cash or one-time items, and (3) any other adjustments as may be approved by the independent directors. Pre-incentive allocation net income does not include any Income Incentive Fee or Capital Gains Incentive Fee (described below) paid to the Manager during the relevant quarter.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fee	$3,677	$3,680	$7,769	$6,222
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$3,677	$3,680	$7,769	$6,222
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$1,710	$1,577	$3,191	$3,269
Acquisition and transaction expenses	1,146	855	1,908	1,518
Total	$2,856	$2,432	$5,099	$4,787
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Accrued management fees	$7,769	$12,172
Other payables	6,799	9,181
As of June 30, 2026 and December 31, 2025, there were no receivables from the Manager.
Other Affiliate Transactions
As of June 30, 2026 and December 31, 2025, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at June 30, 2026 and December 31, 2025 was $(187.5) million and $(162.8) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlling interest share of net loss	$(11,075)	$(10,580)	$(24,754)	$(21,664)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Note 2 for additional information post acquisition.
The Company subleases a portion of office space from an entity controlled by certain employees of the Manager since February 2023. For the six months ended June 30, 2026 and 2025, the Company incurred approximately $1.6 million and $0.2 million of rent and office related expenses, respectively.
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
On April 29, 2026, we entered into the Agreement to sell Long Ridge Energy & Power LLC (see Note 2 for additional details), subject to the receipt of certain regulatory approvals expected to be received within 12 months of the signing of such agreement. As such, we have recorded Long Ridge Energy & Power LLC, included in our Power and Gas segment, as held-for-sale as of the date of the Agreement through regulatory approval and closing of the sale. On June 29, 2026, we acquired Tidewater, a barge and rail transloading company with operations in Ohio, West Virginia and Texas (see Note 2 for additional details), which will be included in our Railroad segment as of the acquisition date. Additionally, on June 30, 2026, we sold our KRS business (see Note 2 for additional details), which was included within the Corporate and Other segment.
Adjusted EBITDA is defined as net income (loss) attributable to common stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains (losses) on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable and convertible preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to common stockholders, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to common stockholders as determined in accordance with U.S. GAAP. Segment information for prior periods has been recast to conform to the current period presentation of net income (loss) attributable to common stockholders.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment as provided to and evaluated by the CODM:
I. For the Three Months Ended June 30, 2026

	Three Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$92,154	$24,316	$5,537	$48,844	$—	$15,917	$186,768

Expenses
Operating expenses	51,334	18,740	6,377	24,923	2	15,957	117,333
General and administrative	—	—	—	—	—	3,674	3,674
Acquisition and transaction expenses	2,491	—	—	2,245	115	1,170	6,021
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,677	3,677
Depreciation and amortization	19,512	11,997	2,655	5,109	—	238	39,511
Asset impairment	—	—	—	60,380	—	2,808	63,188
Total expenses	73,337	30,737	9,032	92,657	117	27,524	233,404

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(560)	—	(560)
Loss on sale of assets, net	(16)	—	—	—	—	—	(16)
Loss on modification or extinguishment of debt	—	—	—	(549)	—	(1,053)	(1,602)
Interest expense	(1,905)	(13,636)	(1,405)	(25,031)	—	(63,515)	(105,492)
Other income	633	561	912	263	839	79	3,287
Total other (expense) income	(1,288)	(13,075)	(493)	(25,317)	279	(64,489)	(104,383)
Income (loss) before income taxes	17,529	(19,496)	(3,988)	(69,130)	162	(76,096)	(151,019)
Provision for (benefit from) income taxes	3,237	136	2	(14,951)	—	—	(11,576)
Net income (loss)	14,292	(19,632)	(3,990)	(54,179)	162	(76,096)	(139,443)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries - common stockholders	(99)	(11,075)	(183)	(75)	—	55	(11,377)
Less: Preferred dividends and accretion on redeemable non-controlling interests	33,230	—	—	—	—	—	33,230
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	657	657
Less: Convertible preferred stock dividend	—	—	—	—	—	4,511	4,511
Net (loss) income attributable to common stockholders	$(18,839)	$(8,557)	$(3,807)	$(54,104)	$162	$(81,319)	$(166,464)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to common stockholders:

	Three Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$42,356	$13,014	$232	$27,429	$277	$(7,195)	$76,113
Add: Non-controlling share of Adjusted EBITDA	394	6,502	195	309	—	13	7,413
Add: Equity in losses of unconsolidated entities	—	—	—	—	(560)	—	(560)
Less: Interest and other costs on pension and OPEB liabilities	103	—	—	—	—	—	103
Less: Dividends and accretion of redeemable and convertible preferred stock	(33,230)	—	—	—	—	(5,168)	(38,398)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	560	—	560
Less: Interest expense	(1,905)	(13,636)	(1,405)	(25,031)	—	(63,515)	(105,492)
Less: Depreciation and amortization expense	(19,512)	(13,229)	(2,655)	(4,822)	—	(238)	(40,456)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	(60,380)	—	(2,808)	(63,188)
Less: Changes in fair value of non-hedge derivative instruments	(18)	—	—	(177)	—	—	(195)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	(549)	—	(1,053)	(1,602)
Less: Acquisition and transaction expenses	(2,491)	—	—	(2,245)	(115)	(1,170)	(6,021)
Less: Equity-based compensation expense	(442)	(1,072)	(172)	(3,589)	—	(185)	(5,460)
Less: (Provision for) benefit from income taxes	(3,237)	(136)	(2)	14,951	—	—	11,576
Less: Other non-recurring items	(857)	—	—	—	—	—	(857)
Net (loss) income attributable to common stockholders	$(18,839)	$(8,557)	$(3,807)	$(54,104)	$162	$(81,319)	$(166,464)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Six Months Ended June 30, 2026

	Six Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$177,162	$51,634	$6,745	$110,850	$—	$28,741	$375,132

Expenses
Operating expenses	98,098	44,553	12,683	52,698	2	29,693	237,727
General and administrative	—	—	—	—	—	7,228	7,228
Acquisition and transaction expenses	4,099	—	—	3,046	115	5,581	12,841
Management fees and incentive allocation to affiliate	—	—	—	—	—	7,769	7,769
Depreciation and amortization	38,999	23,984	5,238	21,485	—	496	90,202
Asset impairment	—	—	—	60,380	—	2,808	63,188
Total expenses	141,196	68,537	17,921	137,609	117	53,575	418,955

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(1,078)	—	(1,078)
Loss on sale of assets, net	(9)	—	—	(573)	—	—	(582)
Loss on modification or extinguishment of debt	—	(6,429)	—	(549)	—	(40,538)	(47,516)
Interest expense	(3,404)	(29,871)	(3,356)	(48,697)	—	(102,651)	(187,979)
Other income (expense)	119	1,368	1,988	2,231	1,576	(1,011)	6,271
Total other (expense) income	(3,294)	(34,932)	(1,368)	(47,588)	498	(144,200)	(230,884)
Income (loss) before income taxes	32,672	(51,835)	(12,544)	(74,347)	381	(169,034)	(274,707)
Provision for (benefit from) income taxes	6,535	348	2	(14,951)	—	13	(8,053)
Net income (loss)	26,137	(52,183)	(12,546)	(59,396)	381	(169,047)	(266,654)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(261)	(24,754)	(574)	(121)	—	73	(25,637)
Less: Preferred dividends and accretion on redeemable non-controlling interests	70,451	—	—	—	—	—	70,451
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	657	657
Less: Convertible preferred stock dividend	—	—	—	—	—	8,864	8,864
Net (loss) income attributable to common stockholders	$(44,053)	$(27,429)	$(11,972)	$(59,275)	$381	$(178,641)	$(320,989)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net loss attributable to common stockholders:

	Six Months Ended June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$82,589	$27,451	$(2,089)	$53,840	$496	$(15,582)	$146,705
Add: Non-controlling share of Adjusted EBITDA	704	16,542	477	569	—	27	18,319
Add: Equity in losses of unconsolidated entities	—	—	—	—	(1,078)	—	(1,078)
Less: Interest and other costs on pension and OPEB liabilities	283	—	—	—	—	—	283
Less: Dividends and accretion of redeemable and convertible preferred stock	(70,451)	—	—	—	—	(9,521)	(79,972)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	1,078	—	1,078
Less: Interest expense	(3,404)	(29,871)	(3,356)	(48,697)	—	(102,651)	(187,979)
Less: Depreciation and amortization expense	(38,999)	(26,449)	(5,238)	(10,962)	—	(496)	(82,144)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	(60,380)	—	(2,808)	(63,188)
Less: Changes in fair value of non-hedge derivative instruments	(924)	—	—	171	—	—	(753)
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(6,429)	—	(549)	—	(40,538)	(47,516)
Less: Acquisition and transaction expenses	(4,099)	—	—	(3,046)	(115)	(5,581)	(12,841)
Less: Equity-based compensation expense	(889)	(8,325)	(1,764)	(5,172)	—	(288)	(16,438)
Less: (Provision for) benefit from income taxes	(6,535)	(348)	(2)	14,951	—	(13)	8,053
Less: Other non-recurring items	(2,328)	—	—	—	—	(1,190)	(3,518)
Net (loss) income attributable to common stockholders	$(44,053)	$(27,429)	$(11,972)	$(59,275)	$381	$(178,641)	$(320,989)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Three Months Ended June 30, 2025

	Three Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,140	$21,628	$2,992	$41,796	$—	$13,730	$122,286

Expenses
Operating expenses	22,130	17,018	5,449	16,026	2	13,810	74,435
General and administrative	—	—	—	—	—	3,862	3,862
Acquisition and transaction expenses	2,783	69	1,980	1,397	—	2,475	8,704
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,680	3,680
Depreciation and amortization	4,979	11,290	2,494	15,018	—	217	33,998
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	34,293	28,377	9,923	32,441	2	24,044	129,080

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(1,995)	—	(1,995)
Loss on modification or extinguishment of debt	—	(742)	(3,324)	—	—	—	(4,066)
Interest expense	(112)	(16,000)	—	(24,787)	—	(18,305)	(59,204)
Other income (expense)	399	1,282	103	345	926	(3)	3,052
Total other income (expense)	287	(15,460)	(3,221)	(24,442)	(1,069)	(18,308)	(62,213)
Income (loss) before income taxes	8,134	(22,209)	(10,152)	(15,087)	(1,071)	(28,622)	(69,007)
Provision for (benefit from) income taxes	768	336	25	—	—	(177)	952
Net income (loss)	7,366	(22,545)	(10,177)	(15,087)	(1,071)	(28,445)	(69,959)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	46	(10,579)	(567)	—	—	—	(11,100)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	20,957	20,957
Less: Convertible preferred stock dividend	—	—	—	—	—	4,082	4,082
Net income (loss) attributable to common stockholders	$7,320	$(11,966)	$(9,610)	$(15,087)	$(1,071)	$(53,484)	$(83,898)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to common stockholders:

	Three Months Ended June 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$20,671	$11,082	$(2,082)	$22,971	$824	$(7,550)	$45,916
Add: Non-controlling share of Adjusted EBITDA	84	6,948	445	—	—	—	7,477
Add: Equity in losses of unconsolidated entities	—	—	—	—	(1,995)	—	(1,995)
Less: Interest and other costs on pension and OPEB liabilities	264	—	—	—	—	—	264
Less: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	(25,039)	(25,039)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	100	—	100
Less: Interest expense	(112)	(16,000)	—	(24,787)	—	(18,305)	(59,204)
Less: Depreciation and amortization expense	(4,979)	(12,522)	(2,494)	(11,874)	—	(217)	(32,086)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(742)	(3,324)	—	—	—	(4,066)
Less: Acquisition and transaction expenses	(2,783)	(69)	(1,980)	(1,397)	—	(2,475)	(8,704)
Less: Equity-based compensation expense	(358)	(327)	(150)	—	—	(75)	(910)
Less: (Provision for) benefit from income taxes	(768)	(336)	(25)	—	—	177	(952)
Less: Other non-recurring items	(298)	—	—	—	—	—	(298)
Net income (loss) attributable to common stockholders	$7,320	$(11,966)	$(9,610)	$(15,087)	$(1,071)	$(53,484)	$(83,898)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Six Months Ended June 30, 2025

	Six Months Ended June 30, 2025
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$84,771	$41,077	$6,803	$59,090	$—	$26,706	$218,447

Expenses
Operating expenses	45,069	35,112	12,115	22,337	2	26,845	141,480
General and administrative	—	—	—	—	—	8,975	8,975
Acquisition and transaction expenses	2,876	68	2,296	2,466	—	4,513	12,219
Management fees and incentive allocation to affiliate	—	—	—	—	—	6,222	6,222
Depreciation and amortization	10,065	22,530	4,990	21,108	—	317	59,010
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	62,411	57,710	19,401	45,911	2	46,872	232,307

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(7,319)	50	3,319
(Loss) gain on sale of assets, net	(124)	—	—	119,952	—	—	119,828
Loss on modification or extinguishment of debt	—	(749)	(3,324)	—	—	—	(4,073)
Interest expense	(251)	(32,624)	(1,518)	(33,804)	—	(34,119)	(102,316)
Other income (expense)	787	2,008	103	2,585	1,265	(3)	6,745
Total other income (expense)	412	(31,365)	(4,739)	99,321	(6,054)	(34,072)	23,503
Income (loss) before income taxes	22,772	(47,998)	(17,337)	112,500	(6,056)	(54,238)	9,643
Provision for (benefit from) income taxes	1,580	759	37	(42,457)	—	(481)	(40,562)
Net income (loss)	21,192	(48,757)	(17,374)	154,957	(6,056)	(53,757)	50,205
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	133	(21,663)	(971)	—	—	—	(22,501)
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	42,798	42,798
Less: Convertible preferred stock dividend	—	—	—	—	—	5,549	5,549
Net income (loss) attributable to common stockholders	$21,059	$(27,094)	$(16,403)	$154,957	$(6,056)	$(102,104)	$24,359

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to common stockholders:

	Six Months Ended June 30, 2025
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$40,595	$19,032	$(3,534)	$161,061	$(802)	$(15,217)	$201,135
Add: Non-controlling share of Adjusted EBITDA	122	13,904	783	—	—	—	14,809
Add: Equity in earnings (losses) of unconsolidated entities	—	—	—	10,588	(7,319)	50	3,319
Less: Interest and other costs on pension and OPEB liabilities	529	—	—	—	—	—	529
Less: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	(48,347)	(48,347)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	(6,503)	2,065	38	(4,400)
Less: Interest expense	(251)	(32,624)	(1,518)	(33,804)	—	(34,119)	(102,316)
Less: Depreciation and amortization expense	(10,065)	(24,995)	(4,990)	(16,376)	—	(317)	(56,743)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—	—
Less: Losses on the modification or extinguishment of debt and capital lease obligations	—	(749)	(3,324)	—	—	—	(4,073)
Less: Acquisition and transaction expenses	(2,876)	(68)	(2,296)	(2,466)	—	(4,513)	(12,219)
Less: Equity-based compensation expense	(716)	(835)	(452)	—	—	(160)	(2,163)
Less: (Provision for) benefit from income taxes	(1,580)	(759)	(37)	42,457	—	481	40,562
Less: Other non-recurring items	(298)	—	(1,035)	—	—	—	(1,333)
Net income (loss) attributable to common stockholders	$21,059	$(27,094)	$(16,403)	$154,957	$(6,056)	$(102,104)	$24,359

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables set forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	June 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$106,650	$87,173	$94,917	$5	$794	$21,295	$310,834
Non-current assets	2,054,760	1,091,164	538,091	370	51,196	42,940	3,778,521
Assets held for sale	4,510	—	—	1,652,880	—	—	1,657,390
Total assets	2,165,920	1,178,337	633,008	1,653,255	51,990	64,235	5,746,745

Total debt, net	47,261	921,411	396,434	—	—	1,398,611	2,763,717

Current liabilities	107,673	304,612	55,628	4,334	20	282,029	754,296
Non-current liabilities	539,224	764,666	394,232	—	—	1,165,123	2,863,245
Liabilities held for sale	—	—	—	1,490,882	—	—	1,490,882
Total liabilities	646,897	1,069,278	449,860	1,495,216	20	1,447,152	5,108,423

Redeemable preferred stock	1,003,747	—	—	—	—	153,298	1,157,045

Non-controlling interests in equity of consolidated subsidiaries	4,813	(199,006)	(4,722)	9,894	—	74	(188,947)
Total equity	515,276	109,059	183,148	158,039	51,970	(1,536,215)	(518,723)
Total liabilities, redeemable preferred stock and equity	$2,165,920	$1,178,337	$633,008	$1,653,255	$51,990	$64,235	$5,746,745

	December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$90,394	$100,455	$165,765	$84,222	$14,716	$28,459	$484,011
Non-current assets	2,010,137	1,112,460	450,928	1,637,568	32,383	21,174	5,264,650
Total assets	2,100,531	1,212,915	616,693	1,721,790	47,099	49,633	5,748,661

Total debt, net	48,841	959,720	385,759	1,154,374	—	1,225,479	3,774,173

Current liabilities	80,532	121,528	38,964	125,740	910	42,323	409,997
Non-current liabilities	453,909	988,828	390,140	1,334,995	—	1,226,809	4,394,681
Total liabilities	534,441	1,110,356	429,104	1,460,735	910	1,269,132	4,804,678

Redeemable preferred stock	937,578	—	—	—	—	152,642	1,090,220

Non-controlling interests in equity of consolidated subsidiaries	5,996	(174,252)	(4,148)	4,843	—	—	(167,561)
Total equity	628,512	102,559	187,589	261,055	46,189	(1,372,141)	(146,237)
Total liabilities, redeemable preferred stock and equity	$2,100,531	$1,212,915	$616,693	$1,721,790	$47,099	$49,633	$5,748,661

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. REDEEMABLE PREFERRED STOCK
Series B Preferred Stock - Redeemable Convertible Preferred Stock
As of June 30, 2026, the Company has $23.0 million of cumulative dividends increasing the liquidation preference on the Series B Preferred Stock. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $0.7 million and $0.7 million for the three and six months ended June 30, 2026, respectively.
If the Series B Preferred Stock were redeemed due to a change in control as of June 30, 2026, it would be redeemable for $186.6 million.
If the Series B Preferred Stock were converted at the option of the holder as of June 30, 2026, it would be converted to 22,369,536 shares of common stock. The Company would have an obligation to pay cash of $0.6 million for shares over the Share Cap on an optional conversion at June 30, 2026.
Series A Preferred Stock - RailCo - Redeemable Preferred Stock - Non-Controlling Interest
As of June 30, 2026, RR Holdings had $92.4 million of PIK dividends increasing its Series A Preferred Units (“Series A Preferred Stock - RailCo”) balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $28.0 million and $55.0 million for the three and six months ended June 30, 2026, respectively.
The Company has presented the Series A Preferred Stock - RailCo in temporary equity and is accreting the discount and issuance costs using the interest method to the earliest redemption date of August 25, 2032. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $5.2 million and $10.4 million for the three and six months ended June 30, 2026, respectively.
As of June 30, 2026, the Series A Preferred Stock - RailCo shares would be redeemable at a redemption price per share of $1,417.48.
16. EARNINGS PER SHARE AND EQUITY
Basic (loss) earnings per share of common stock is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding, plus any potentially dilutive securities, if dilutive. Potentially dilutive securities are calculated using the treasury stock method.
The calculation of basic and diluted (loss) earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net (loss) income	$(139,443)	$(69,959)	$(266,654)	$50,205
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(11,377)	(11,100)	(25,637)	(22,501)
Less: Preferred dividends and accretion on redeemable non-controlling interests	33,230	—	70,451	—
Less: Dividends and accretion of redeemable preferred stock	657	20,957	657	42,798
Less: Convertible preferred stock dividend	4,511	4,082	8,864	5,549
Net (loss) income attributable to common stockholders - Basic	$(166,464)	$(83,898)	$(320,989)	$24,359
Less: Adjustments attributable to dilutive securities	—	—	—	—
Net (loss) income attributable to common stockholders - Diluted	$(166,464)	$(83,898)	$(320,989)	$24,359
Weighted Average Common Stock Outstanding - Basic	118,163,955	114,880,817	117,430,787	114,491,338
Weighted Average Common Stock Outstanding - Diluted	118,163,955	114,880,817	117,430,787	115,260,452

(Loss) earnings per share:
Basic	$(1.41)	$(0.73)	$(2.73)	$0.21
Diluted (1)	$(1.41)	$(0.73)	$(2.73)	$0.21
________________________________________________________
(1) Diluted (loss) earnings per share for the three and six months ended June 30, 2026 and 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
For the three months ended June 30, 2026 and 2025, 24,240,147 and 20,443,245 shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive. For the six months ended June 30, 2026 and 2025, 24,011,773 and 13,590,885 shares of common stock, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive.
For the three months ended June 30, 2026 and 2025, 3,892,566 and 3,892,566 of warrants, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive. For the six months ended June 30, 2026 and 2025, 3,892,566 and 3,721,455 of warrants, respectively, have been excluded from the calculation of Diluted (loss) earnings per share because the impact would be anti-dilutive.
Common Stock Warrants
As of June 30, 2026, there were no changes to the number of the Company’s outstanding equity classified stock warrants. The weighted average exercise price was $9.64 and $9.76 as of June 30, 2026 and December 31, 2025, respectively. The weighted average exercise price as of June 30, 2026 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of June 30, 2026 is 4.1 years. The aggregate intrinsic value of the warrants as of June 30, 2026 is $— million.
17. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
18. SUBSEQUENT EVENTS
Jefferson Bridge Loan Credit Agreement and July 2026 Jefferson Credit Agreement
On July 1, 2026, our Jefferson Terminal segment entered into a bridge loan credit agreement (the “Jefferson Bridge Loan Credit Agreement”), providing for a $230.0 million secured bridge loan facility that matures on June 30, 2027 and bears interest at the sum of 5.50% plus the SOFR as administered by the Federal Reserve Bank of New York, with 0.50% step-ups every 90 days for the duration of the agreement.
On July 1, 2026, our Jefferson Terminal segment also entered into a credit agreement (the “July 2026 Jefferson Credit Agreement”), providing for a $30.0 million secured bridge loan facility, which matures on December 15, 2026 with the option to extend the maturity date to August 31, 2027 pursuant to the terms of the July 2026 Jefferson Credit Agreement, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York.
Proceeds from the Jefferson Bridge Loan Credit Agreement and the July 2026 Jefferson Credit Agreement were used to (i) repay at maturity all amounts outstanding under the Jefferson Taxable Series 2024B Bonds, (ii) fund a portion of the debt service reserve account required under the Jefferson Bridge Loan Credit Agreement and (iii) pay certain fees, costs and expenses incurred in connection with the transactions noted above.
Dividends
On August 5, 2026, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended June 30, 2026, payable on September 8, 2026 to the holders of record on August 24, 2026.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of June 30, 2026, we had total consolidated assets of $5.7 billion and redeemable preferred stock and equity of $638.3 million.
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
On April 29, 2026, we entered into an agreement (the “Agreement”) to sell Long Ridge Energy & Power LLC (see Note 2 for additional details), subject to the receipt of certain regulatory approvals expected to be received within 12 months of the signing of such agreement. As such, we have recorded Long Ridge Energy & Power LLC, included in our Power and Gas segment, as held-for-sale as of the date of the Agreement through regulatory approval and closing of the sale. On June 29, 2026 (the “acquisition date”), we acquired Tidewater, a barge and rail transloading company with operations in Ohio, West Virginia and Texas (see Note 2 for additional details), which will be included in our Railroad segment as of the acquisition date. Additionally, on June 30, 2026, we sold our KRS business (see Note 2 for additional details), which was included within the Corporate and Other segment.
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
Adjusted EBITDA is defined as net income (loss) attributable to common stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains

(losses) on the modification or extinguishment of debt and capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable and convertible preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
We believe that net income (loss) attributable to common stockholders, as defined by U.S. GAAP, is the most appropriate earnings measure with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) attributable to common stockholders as determined in accordance with U.S. GAAP. Segment information for prior periods has been recast to conform to the current period presentation of net income (loss) attributable to common stockholders.

Comparison of the three and six months ended June 30, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$2,773	$1,246	$1,527	$5,268	$2,583	$2,685
Rail revenues	88,804	42,292	46,512	171,097	84,466	86,631
Terminal services revenues	29,780	24,284	5,496	58,088	46,989	11,099
Roadside services revenues	15,497	13,217	2,280	28,051	26,193	1,858
Power revenues	42,568	38,010	4,558	88,196	53,790	34,406
Gas revenues	5,857	2,958	2,899	21,813	4,146	17,667
Other revenue	1,489	279	1,210	2,619	280	2,339
Total revenues	186,768	122,286	64,482	375,132	218,447	156,685

Expenses
Operating expenses	117,333	74,435	42,898	237,727	141,480	96,247
General and administrative	3,674	3,862	(188)	7,228	8,975	(1,747)
Acquisition and transaction expenses	6,021	8,704	(2,683)	12,841	12,219	622
Management fees and incentive allocation to affiliate	3,677	3,680	(3)	7,769	6,222	1,547
Depreciation and amortization	39,511	33,998	5,513	90,202	59,010	31,192
Asset impairment	63,188	4,401	58,787	63,188	4,401	58,787
Total expenses	233,404	129,080	104,324	418,955	232,307	186,648

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(560)	(1,995)	1,435	(1,078)	3,319	(4,397)
(Loss) gain on sale of assets, net	(16)	—	(16)	(582)	119,828	(120,410)
Loss on modification or extinguishment of debt	(1,602)	(4,066)	2,464	(47,516)	(4,073)	(43,443)
Interest expense	(105,492)	(59,204)	(46,288)	(187,979)	(102,316)	(85,663)
Other income	3,287	3,052	235	6,271	6,745	(474)
Total other (expense) income	(104,383)	(62,213)	(42,170)	(230,884)	23,503	(254,387)
(Loss) income from before income taxes	(151,019)	(69,007)	(82,012)	(274,707)	9,643	(284,350)
(Benefit from) provision for income taxes	(11,576)	952	(12,528)	(8,053)	(40,562)	32,509
Net (loss) income	(139,443)	(69,959)	(69,484)	(266,654)	50,205	(316,859)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(11,377)	(11,100)	(277)	(25,637)	(22,501)	(3,136)
Less: Preferred dividends and accretion on redeemable non-controlling interests	33,230	—	33,230	70,451	—	70,451
Less: Dividends and accretion of redeemable preferred stock	657	20,957	(20,300)	657	42,798	(42,141)
Less: Convertible preferred stock dividend	4,511	4,082	429	8,864	5,549	3,315
Net (loss) income attributable to common stockholders	(166,464)	(83,898)	(82,566)	(320,989)	24,359	(345,348)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net (loss) income attributable to common stockholders	$(166,464)	$(83,898)	$(82,566)	$(320,989)	$24,359	$(345,348)
Add: (Benefit from) provision for income taxes	(11,576)	952	(12,528)	(8,053)	(40,562)	32,509
Add: Equity-based compensation expense	5,460	910	4,550	16,438	2,163	14,275
Add: Acquisition and transaction expenses	6,021	8,704	(2,683)	12,841	12,219	622
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,602	4,066	(2,464)	47,516	4,073	43,443
Add: Changes in fair value of non-hedge derivative instruments	195	—	195	753	—	753
Add: Asset impairment charges	63,188	4,401	58,787	63,188	4,401	58,787
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	40,456	32,086	8,370	82,144	56,743	25,401
Add: Interest expense	105,492	59,204	46,288	187,979	102,316	85,663
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(560)	(100)	(460)	(1,078)	4,400	(5,478)
Add: Dividends and accretion of redeemable and convertible preferred stock (3)	38,398	25,039	13,359	79,972	48,347	31,625
Add: Interest and other costs on pension and OPEB liabilities	(103)	(264)	161	(283)	(529)	246
Add: Other non-recurring items (4)	857	298	559	3,518	1,333	2,185
Less: Equity in losses (earnings) of unconsolidated entities	560	1,995	(1,435)	1,078	(3,319)	4,397
Less: Non-controlling share of Adjusted EBITDA (5)	(7,413)	(7,477)	64	(18,319)	(14,809)	(3,510)
Adjusted EBITDA (Non-GAAP)	$76,113	$45,916	$30,197	$146,705	$201,135	$(54,430)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $39,511 and $33,998, (ii) capitalized contract costs amortization of $1,232 and $1,232 and (iii) amortization of other comprehensive income of $(287) and $(3,144), respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $90,202 and $59,010, (ii) capitalized contract costs amortization of $2,465 and $2,465 and (iii) amortization of other comprehensive income of $(10,523) and $(4,732), respectively.
(2) Includes the following items for the three months ended June 30, 2026 and 2025: net loss of $(560) and $(100), respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) net (loss) income of $(1,078) and $6,478, (ii) interest expense of $— and $7,648, (iii) depreciation and amortization expense of $— and $2,884, (iv) acquisition and transaction expenses of $— and $201, (v) changes in fair value of non-hedge derivative instruments of $— and $(12,822), (vi) equity method basis adjustments of $— and $10 and (vii) other non-recurring items of $— and $1, respectively.
(3) Includes the following items for the three months ended June 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $33,887 and $20,957 and (ii) dividends of convertible preferred stock of $4,511 and $4,082, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $71,108 and $42,798 and (ii) dividends of convertible preferred stock of $8,864 and $5,549, respectively.
(4) Includes the following items for the three months ended June 30, 2026: Railroad severance and integration expenses of $857. Includes the following item for the three months ended June 30, 2025: Railroad severance expense of $298. Includes the following items for the six months ended June 30, 2026: (i) Railroad severance and integration expenses of $2,328 and (ii) unrealized loss on investment of $1,190. Includes the following items for the six months ended June 30, 2025: (i) incidental utility rebillings of $650, (ii) loss on inventory heel of $385 and (iii) Railroad severance expense of $298.
(5) Includes the following items for the three months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $295 and $86, (ii) provision for income taxes of $52 and $84, (iii) interest expense of $3,445 and $3,706, (iv) depreciation and amortization expense of $3,362 and $3,071, (v) changes in fair value of non-hedge derivative instruments of $4 and $—, (vi) acquisition and transaction expenses of $29 and $165, (vii) interest and other costs on pension and OPEB liabilities of $(2) and $(1), (viii) asset impairment charges of $— and $8, (ix) losses on the modification or extinguishment of debt of $5 and $356, (x) dividends and accretion of redeemable preferred stock of $216 and $— and (xi) other non-recurring items of $7 and $2, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $2,067 and $224, (ii) provision for income taxes of $118 and $188, (iii) interest expense of $7,497 and $7,646, (iv) depreciation and amortization expense of $6,693 and $6,140, (v) changes in fair value of non-hedge derivative instruments of $4 and $—, (vi) acquisition and transaction expenses of $44 and $166, (vii) interest and other costs on pension and OPEB liabilities of $(2) and $(3), (viii) asset impairment charges of $— and $27, (ix) losses on the modification or extinguishment of debt of $1,494 and $358, (x) dividends and accretion of redeemable preferred stock of $391 and $— and (xi) other non-recurring items of $13 and $63, respectively.

Revenue
Comparison of the three months ended June 30, 2026 and 2025
Total revenues increased $64.5 million due to higher revenues of $7.0 million in the Power and Gas segment, $50.0 million in the Railroad segment, $2.7 million in the Jefferson Terminal segment, $2.5 million in the Repauno segment and $2.2 million in the Corporate and Other segment.
Rail revenues increased $46.5 million primarily due to the completed acquisition and consolidation of Wheeling in December 2025 and increased carloads and fuel surcharges in the Railroad segment.
Terminal services revenues increased $5.5 million primarily due to an increase in average refined and ammonia product throughput volumes in the Jefferson Terminal segment, as well as higher volumes stemming from the terminal’s current butane contract compared to when the contract initially commenced in April 2025 in the Repauno segment.
Power revenues increased $4.6 million due to increased power prices at Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $2.9 million due to increased drilling at Gasco and Long Ridge West Virginia.
Roadside services revenues increased $2.3 million due to an increase in roadside services at FYX.
Comparison of the six months ended June 30, 2026 and 2025
Total revenues increased $156.7 million primarily due to higher revenues of $92.4 million in the Railroad segment, $10.6 million in the Jefferson Terminal segment, $51.8 million in the Power and Gas segment and $2.0 million in the Corporate and Other segment.
Rail revenues increased $86.6 million primarily due to the completed acquisition and consolidation of Wheeling in December 2025 and increased carloads in the Railroad segment.
Terminal services revenues increased $11.1 million primarily due to an increase in average refined and ammonia product throughput volumes in the Jefferson Terminal segment.
Power revenues increased $34.4 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Gas revenues increased $17.7 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025.
Roadside services revenues increased $1.9 million due to an increase in roadside services at FYX.
Expenses
Comparison of the three months ended June 30, 2026 and 2025
Total expenses increased $104.3 million primarily due to increases in (i) operating expenses, (ii) depreciation and amortization and (iii) asset impairment.
Operating expenses increased $42.9 million which primarily reflects:
•an increase of $8.9 million primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations in the Power and Gas segment;
•an increase of $1.7 million primarily due to costs associated with increased terminal throughput activity at Jefferson Terminal; and
•an increase of $29.2 million in the Railroad segment mainly due to the full inclusion of operating expenses of Wheeling after the acquisition in December 2025.
Depreciation and amortization increased $5.5 million primarily due to additional assets at the Railroad segment after the acquisition of Wheeling in December 2025; partially offset by assets held for sale in the Power and Gas segment.
Asset impairment increased $58.8 million primarily due to (i) an impairment of assets at KRS which was classified as held for sale during the current quarter prior to being sold on June 30, 2026 in the Corporate and Other segment and (ii) a valuation allowance on assets held for sale in the current quarter for Long Ridge Energy & Power LLC in the Power and Gas segment, offset by a railcar adjustment that was recorded in the prior year in the Railroad segment.
Comparison of the six months ended June 30, 2026 and 2025
Total expenses increased $186.6 million, primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.
Operating expenses increased $96.2 million which primarily reflects:
•an increase of $30.4 million primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment;

•an increase of $9.4 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity at Jefferson Terminal; and
•an increase of $53.0 million in the Railroad segment mainly due to the full inclusion of operating expenses of Wheeling after the acquisition in December 2025.
Depreciation and amortization increased $31.2 million primarily due to additional assets at the Railroad segment after the acquisition of Wheeling in December 2025.
Acquisition and transaction expenses increased $0.6 million primarily due to (i) an increase in legal and consulting fees in the Railroad segment related to the acquisition of Wheeling in December 2025 and Tidewater in June 2026 and (ii) costs incurred with debt refinancing activities and professional fees related to the Wheeling acquisition in the Corporate and Other segment.
Asset impairment increased $58.8 million primarily due to (i) an impairment of assets at KRS which was classified as held for sale during the current quarter prior to being sold on June 30, 2026 in the Corporate and Other segment and (ii) a valuation allowance on assets held for sale in the current quarter for Long Ridge Energy & Power LLC in the Power and Gas segment, offset by a railcar adjustment that was recorded in the prior year in the Railroad segment.
Other (expense) income
Total other expense increased $42.2 million during the three months ended June 30, 2026 primarily due to:
•an increase in interest expense of $46.3 million primarily due to an increase in the average outstanding debt of approximately $886.5 million which primarily consists of (i) $768.0 million for the Bridge Loan Credit Agreement and (ii) $118.6 million for the Series 2025 Bonds; partially offset by
•a decrease in loss on modification or extinguishment of debt of $2.5 million due to loss on extinguishment from the prior year payoff of the DRP Revolver and March 2025 Credit Agreement; and
•a decrease of $1.4 million in equity in losses of unconsolidated entities primarily due a decrease in equity in losses of unconsolidated entities in the Sustainability and Energy Transition segment due to lower operating losses at GM-FTAI Holdco LLC.
Total other expense increased $254.4 million during the six months ended June 30, 2026 which primarily reflects
•an increase in loss on modification or extinguishment of debt of $43.4 million due to loss on extinguishment of the Bridge Loan Credit Agreement and loss on modification related to legal fees incurred in connection with the upsize of the Term Loan in the Corporate and Other segment, as well as loss on extinguishment from the June 2025 Jefferson Credit Agreement in the Jefferson Terminal segment;
•an increase in interest expense of $85.7 million primarily due to an increase in the average outstanding debt of approximately $1.2 billion which primarily consists of (i) $732.9 million for the Bridge Loan Credit Agreement, (ii) $234.5 million for the Series 2025 Bonds, (iii) $196.2 million for Long Ridge Energy & Power LLC debt and (iv) $50.0 million for the RailCo Revolver;
•a decrease in gain on sale of assets of $120.4 million primarily due to a prior year gain from the acquisition of 100% of Long Ridge in February 2025; and
•an increase of $4.4 million in equity in losses of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC net earnings in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025, and therefore no equity pickup was recorded after the acquisition, offset by a decrease in equity in losses of unconsolidated entities in the Sustainability and Energy Transition segment due to lower operating losses at GM-FTAI Holdco LLC.
Provision for (benefit from) income taxes
Provision for income taxes increased $12.5 million and $32.5 million during the three and six months ended June 30, 2026, respectively, primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025, offset by assets being classified as held for sale at Long Ridge Energy & Power LLC in the current quarter.
Net (loss) income
Net loss increased $69.5 million and $316.9 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $30.2 million and decreased $54.4 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.

Railroad Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$2,118	$361	$1,757	$3,973	$818	$3,155
Rail revenues	88,384	41,779	46,605	170,407	83,953	86,454
Terminal services revenues	167	—	167	167	—	167
Other revenue	1,485	—	1,485	2,615	—	2,615
Total revenues	92,154	42,140	50,014	177,162	84,771	92,391

Expenses
Operating expenses	51,334	22,130	29,204	98,098	45,069	53,029
Acquisition and transaction expenses	2,491	2,783	(292)	4,099	2,876	1,223
Depreciation and amortization	19,512	4,979	14,533	38,999	10,065	28,934
Asset impairment	—	4,401	(4,401)	—	4,401	(4,401)
Total expenses	73,337	34,293	39,044	141,196	62,411	78,785

Other (expense) income
Loss on sale of assets, net	(16)	—	(16)	(9)	(124)	115
Interest expense	(1,905)	(112)	(1,793)	(3,404)	(251)	(3,153)
Other income	633	399	234	119	787	(668)
Total other (expense) income	(1,288)	287	(1,575)	(3,294)	412	(3,706)
Income before income taxes	17,529	8,134	9,395	32,672	22,772	9,900
Provision for income taxes	3,237	768	2,469	6,535	1,580	4,955
Net income	14,292	7,366	6,926	26,137	21,192	4,945
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(99)	46	(145)	(261)	133	(394)
Less: Preferred dividends and accretion on redeemable non-controlling interests	33,230	—	33,230	70,451	—	70,451
Net (loss) income attributable to common stockholders	$(18,839)	$7,320	$(26,159)	$(44,053)	$21,059	$(65,112)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net (loss) income attributable to common stockholders	$(18,839)	$7,320	$(26,159)	$(44,053)	$21,059	$(65,112)
Add: Provision for income taxes	3,237	768	2,469	6,535	1,580	4,955
Add: Equity-based compensation expense	442	358	84	889	716	173
Add: Acquisition and transaction expenses	2,491	2,783	(292)	4,099	2,876	1,223
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	18	—	18	924	—	924
Add: Asset impairment charges	—	4,401	(4,401)	—	4,401	(4,401)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	19,512	4,979	14,533	38,999	10,065	28,934
Add: Interest expense	1,905	112	1,793	3,404	251	3,153
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable and convertible preferred stock	33,230	—	33,230	70,451	—	70,451
Add: Interest and other costs on pension and OPEB liabilities	(103)	(264)	161	(283)	(529)	246
Add: Other non-recurring items (1)	857	298	559	2,328	298	2,030
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(394)	(84)	(310)	(704)	(122)	(582)
Adjusted EBITDA (Non-GAAP)	$42,356	$20,671	$21,685	$82,589	$40,595	$41,994
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2026: Railroad severance and integration expenses of $857. Includes the following item for the three months ended June 30, 2025: Railroad severance expense of $298. Includes the following items for the six months ended June 30, 2026: Railroad severance and integration expenses of $2,328. Includes the following item for the six months ended June 30, 2025: Railroad severance expense of $298.
(2) Includes the following items for the three months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $3 and $2, (ii) provision for income taxes of $20 and $5, (iii) interest expense of $12 and $1, (iv) depreciation and amortization expense of $126 and $31, (v) acquisition and transaction expenses of $11 and $17, (vi) interest and other costs on pension and OPEB liabilities of $(2) and $(1), (vii) dividends and accretion of redeemable preferred stock of $216 and $—, (viii) changes in fair value of non-hedge derivative instruments of $1 and $— and (ix) other non-recurring items of $7 and $2, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $5 and $4, (ii) provision for income taxes of $36 and $10, (iii) interest expense of $19 and $2, (iv) depreciation and amortization expense of $218 and $62, (v) acquisition and transaction expenses of $19 and $18, (vi) interest and other costs on pension and OPEB liabilities of $(2) and $(3), (vii) asset impairment charges of $— and $27, (viii) dividends and accretion of redeemable preferred stock of $391 and $—, (ix) changes in fair value of non-hedge derivative instruments of $5 and $— and (x) other non-recurring items of $13 and $2, respectively.
Revenues
Total revenues increased $50.0 million and $92.4 million during the three and six months ended June 30, 2026, respectively, primarily due to the completed acquisition and consolidation of Wheeling in December 2025 and increased carloads and fuel surcharges.
Expenses
Total expenses increased $39.0 million during the three months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $29.2 million due to the completed acquisition and consolidation of Wheeling in December 2025; and
•an increase in depreciation and amortization expense of $14.5 million related to depreciation expense on Wheeling assets due to the completed acquisition and consolidation in December 2025; partially offset by
•a decrease in asset impairment of $4.4 million primarily due to a railcar adjustment that was recorded in the prior year.
Total expenses increased $78.8 million during the six months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $53.0 million due to the completed acquisition and consolidation of Wheeling in December 2025;

•an increase in acquisition and transaction costs of $1.2 million related to the completed acquisition and consolidation of Wheeling in December 2025 and Tidewater in June 2026; and
•an increase in depreciation and amortization expense of $28.9 million related to depreciation expense on Wheeling assets due to the completed acquisition and consolidation in December 2025; offset by
•a decrease in asset impairment of $4.4 million primarily due to a railcar adjustment that was recorded in the prior year.
Other (expense) income
Total other expense increased $1.6 million and $3.7 million during the three and six months ended June 30, 2026, respectively, which primarily reflects an increase in interest expense on the RailCo Revolver taken in November 2025.
Provision for income taxes
Provision for income taxes increased $2.5 million and $5.0 million during the three and six months ended June 30, 2026, respectively, primarily due to the completed acquisition and consolidation of Wheeling in December 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $21.7 million and $42.0 million during the three and six months ended June 30, 2026, respectively, primarily due to the activity noted above.
Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$655	$885	$(230)	$1,295	$1,765	$(470)
Terminal services revenues	23,661	20,743	2,918	50,339	39,312	11,027
Total revenues	24,316	21,628	2,688	51,634	41,077	10,557

Expenses
Operating expenses	18,740	17,018	1,722	44,553	35,112	9,441
Acquisition and transaction expenses	—	69	(69)	—	68	(68)
Depreciation and amortization	11,997	11,290	707	23,984	22,530	1,454
Total expenses	30,737	28,377	2,360	68,537	57,710	10,827

Other (expense) income
Loss on modification or extinguishment of debt	—	(742)	742	(6,429)	(749)	(5,680)
Interest expense	(13,636)	(16,000)	2,364	(29,871)	(32,624)	2,753
Other income	561	1,282	(721)	1,368	2,008	(640)
Total other expense	(13,075)	(15,460)	2,385	(34,932)	(31,365)	(3,567)
Loss before income taxes	(19,496)	(22,209)	2,713	(51,835)	(47,998)	(3,837)
Provision for income taxes	136	336	(200)	348	759	(411)
Net loss	(19,632)	(22,545)	2,913	(52,183)	(48,757)	(3,426)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(11,075)	(10,579)	(496)	(24,754)	(21,663)	(3,091)
Net loss attributable to common stockholders	$(8,557)	$(11,966)	$3,409	$(27,429)	$(27,094)	$(335)

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(8,557)	$(11,966)	$3,409	$(27,429)	$(27,094)	$(335)
Add: Provision for income taxes	136	336	(200)	348	759	(411)
Add: Equity-based compensation expense	1,072	327	745	8,325	835	7,490
Add: Acquisition and transaction expenses	—	69	(69)	—	68	(68)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	742	(742)	6,429	749	5,680
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	13,229	12,522	707	26,449	24,995	1,454
Add: Interest expense	13,636	16,000	(2,364)	29,871	32,624	(2,753)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(6,502)	(6,948)	446	(16,542)	(13,904)	(2,638)
Adjusted EBITDA (Non-GAAP)	$13,014	$11,082	$1,932	$27,451	$19,032	$8,419
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $11,997 and $11,290 and (ii) capitalized contract costs amortization of $1,232 and $1,232, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $23,984 and $22,530 and (ii) capitalized contract costs amortization of $2,465 and $2,465, respectively.
(2) Includes the following items for the three months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $249 and $76, (ii) provision for income taxes of $32 and $78, (iii) interest expense of $3,157 and $3,707, (iv) depreciation and amortization expense of $3,064 and $2,900 and (v) losses on the modification or extinguishment of debt of $— and $171, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $1,928 and $194, (ii) provision for income taxes of $81 and $176, (iii) interest expense of $6,918 and $7,556, (iv) depreciation and amortization expense of $6,126 and $5,789, (v) acquisition and transaction expenses of $— and $16 and (vi) losses on the modification or extinguishment of debt of $1,489 and $173, respectively.
Revenues
Total revenues increased $2.7 million and $10.6 million during the three and six months ended June 30, 2026, respectively, due to an increase in average refined and ammonia product throughput volumes.
Expenses
Total expenses increased $2.4 million during the three months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $1.7 million primarily due to costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.7 million due to additional assets being placed into service.
Total expenses increased $10.8 million during the six months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $9.4 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $1.5 million due to additional assets being placed into service.
Other (expense) income
Total other expense decreased $2.4 million during the three months ended June 30, 2026, which primarily reflects (i) a decrease in interest expense of $2.4 million driven by fewer current quarter borrowings and (ii) a decrease in loss on modification or extinguishment of debt of $0.7 million related to a prior year loss on extinguishment associated with the Series 2024 Bond issuance, offset by a decrease in other income of $0.7 million from the interest on funds from the Series 2024 Bonds.

Total other expense increased $3.6 million during the six months ended June 30, 2026, which primarily reflects an increase in loss on modification or extinguishment of debt of $5.7 million related to a current year loss on extinguishment associated with the June 2025 Jefferson Credit Agreement, offset by (i) a decrease in interest expense of $2.8 million driven by fewer current year borrowings and (ii) a decrease in other income of $0.6 million from the interest on funds from the Series 2024 Bonds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $1.9 million and $8.4 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Terminal services revenues	$5,533	$2,713	$2,820	$6,741	$6,523	$218
Other revenue	4	279	(275)	4	280	(276)
Total revenues	5,537	2,992	2,545	6,745	6,803	(58)

Expenses
Operating expenses	6,377	5,449	928	12,683	12,115	568
Acquisition and transaction expenses	—	1,980	(1,980)	—	2,296	(2,296)
Depreciation and amortization	2,655	2,494	161	5,238	4,990	248
Total expenses	9,032	9,923	(891)	17,921	19,401	(1,480)

Other (expense) income
Loss on modification or extinguishment of debt	—	(3,324)	3,324	—	(3,324)	3,324
Interest expense	(1,405)	—	(1,405)	(3,356)	(1,518)	(1,838)
Other income	912	103	809	1,988	103	1,885
Total other expense	(493)	(3,221)	2,728	(1,368)	(4,739)	3,371
Loss before income taxes	(3,988)	(10,152)	6,164	(12,544)	(17,337)	4,793
Provision for income taxes	2	25	(23)	2	37	(35)
Net loss	(3,990)	(10,177)	6,187	(12,546)	(17,374)	4,828
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(183)	(567)	384	(574)	(971)	397
Net loss attributable to common stockholders	$(3,807)	$(9,610)	$5,803	$(11,972)	$(16,403)	$4,431

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(3,807)	$(9,610)	$5,803	$(11,972)	$(16,403)	$4,431
Add: Provision for income taxes	2	25	(23)	2	37	(35)
Add: Equity-based compensation expense	172	150	22	1,764	452	1,312
Add: Acquisition and transaction expenses	—	1,980	(1,980)	—	2,296	(2,296)
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	3,324	(3,324)	—	3,324	(3,324)
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,655	2,494	161	5,238	4,990	248
Add: Interest expense	1,405	—	1,405	3,356	1,518	1,838
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (1)	—	—	—	—	1,035	(1,035)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(195)	(445)	250	(477)	(783)	306
Adjusted EBITDA (non-GAAP)	$232	$(2,082)	$2,314	$(2,089)	$(3,534)	$1,445
________________________________________________________
(1) Includes the following items for the six months ended June 30, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $8 and $8, (ii) provision for income taxes of $— and $1, (iii) interest expense of $64 and $(2), (iv) depreciation and amortization expense of $123 and $140, (v) acquisition and transaction expenses of $— and $132, (vi) losses on the modification or extinguishment of debt of $— and $185 and (vii) asset impairment charges of $— and $(19), respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) equity-based compensation expense of $81 and $26, (ii) provision for income taxes of $— and $2, (iii) interest expense of $154 and $88, (iv) depreciation and amortization expense of $242 and $289, (v) acquisition and transaction expenses of $— and $132, (vi) losses on the modification or extinguishment of debt of $— and $185 and (vii) other non-recurring items of $— and $61, respectively.
Revenues
Total revenues increased $2.5 million during the three months ended June 30, 2026, primarily due to higher volumes stemming from the terminal’s current butane contract compared to when the contract initially commenced in April 2025.
Expenses
Total expenses decreased $0.9 million during the three months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $0.9 million primarily due to costs associated with increased terminal throughput activity; partially offset by
•a decrease in acquisition and transaction expenses of $2.0 million related to prior period consulting fees.
Total expenses decreased $1.5 million during the six months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $0.6 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity; partially offset by
•a decrease in acquisition and transaction expenses of $2.3 million related to prior period consulting fees.
Other (expense) income
Total other expense decreased $2.7 million during the three months ended June 30, 2026, which primarily reflects (i) a decrease in loss on modification or extinguishment of debt of $3.3 million from the prior year payoff of the DRP Revolver and March 2025 Credit Agreement, and (ii) an increase in other income of $0.8 million from the interest on the Series 2025 Bond funds, partially offset by an increase in interest expense of $1.4 million related to additional borrowings under the Series 2025 Bonds and DRP

DB Term Loan in May 2025.
Total other expense decreased $3.4 million during the six months ended June 30, 2026, which primarily reflects (i) a decrease in loss on modification or extinguishment of debt of $3.3 million from the prior year payoff of the DRP Revolver and March 2025 Credit Agreement, and (ii) an increase in other income of $1.9 million from the interest on the Series 2025 Bond funds, partially offset by an increase in interest expense of $1.8 million related to additional borrowings under the Series 2025 Bonds and DRP DB Term Loan in May 2025.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $2.3 million and $1.4 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Terminal services revenues	$419	$828	$(409)	$841	$1,154	$(313)
Power revenues	42,568	38,010	4,558	88,196	53,790	34,406
Gas revenues	5,857	2,958	2,899	21,813	4,146	17,667
Total revenues	48,844	41,796	7,048	110,850	59,090	51,760

Expenses
Operating expenses	24,923	16,026	8,897	52,698	22,337	30,361
Acquisition and transaction expenses	2,245	1,397	848	3,046	2,466	580
Depreciation and amortization	5,109	15,018	(9,909)	21,485	21,108	377
Asset impairment	60,380	—	60,380	60,380	—	60,380
Total expenses	92,657	32,441	60,216	137,609	45,911	91,698

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	—	—	10,588	(10,588)
(Loss) gain on sale of assets, net	—	—	—	(573)	119,952	(120,525)
Loss on modification or extinguishment of debt	(549)	—	(549)	(549)	—	(549)
Interest expense	(25,031)	(24,787)	(244)	(48,697)	(33,804)	(14,893)
Other income	263	345	(82)	2,231	2,585	(354)
Total other (expense) income	(25,317)	(24,442)	(875)	(47,588)	99,321	(146,909)
(Loss) income before income taxes	(69,130)	(15,087)	(54,043)	(74,347)	112,500	(186,847)
Benefit from income taxes	(14,951)	—	(14,951)	(14,951)	(42,457)	27,506
Net (loss) income	(54,179)	(15,087)	(39,092)	(59,396)	154,957	(214,353)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(75)	—	(75)	(121)	—	(121)
Net (loss) income attributable to common stockholders	$(54,104)	$(15,087)	$(39,017)	$(59,275)	$154,957	$(214,232)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net (loss) income attributable to common stockholders	$(54,104)	$(15,087)	$(39,017)	$(59,275)	$154,957	$(214,232)
Add: Benefit from income taxes	(14,951)	—	(14,951)	(14,951)	(42,457)	27,506
Add: Equity-based compensation expense	3,589	—	3,589	5,172	—	5,172
Add: Acquisition and transaction expenses	2,245	1,397	848	3,046	2,466	580
Add: Losses on the modification or extinguishment of debt and capital lease obligations	549	—	549	549	—	549
Add: Changes in fair value of non-hedge derivative instruments	177	—	177	(171)	—	(171)
Add: Asset impairment charges	60,380	—	60,380	60,380	—	60,380
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	4,822	11,874	(7,052)	10,962	16,376	(5,414)
Add: Interest expense	25,031	24,787	244	48,697	33,804	14,893
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	—	—	—	—	6,503	(6,503)
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	(10,588)	10,588
Less: Non-controlling share of Adjusted EBITDA (3)	(309)	—	(309)	(569)	—	(569)
Adjusted EBITDA (non-GAAP)	$27,429	$22,971	$4,458	$53,840	$161,061	$(107,221)
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $5,109 and $15,018 and (ii) amortization of other comprehensive income of $(287) and $(3,144), respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) depreciation and amortization expense of $21,485 and $21,108 and (ii) amortization of other comprehensive income of $(10,523) and $(4,732), respectively.
(2) Includes the following items for the six months ended June 30, 2025: (i) net income of $10,576, (ii) interest expense of $6,352, (iii) depreciation and amortization expense of $2,185, (iv) acquisition and transaction expenses of $201, (v) changes in fair value of non-hedge derivative instruments of $(12,822), (vi) equity method basis adjustments of $10 and (vii) other non-recurring items of $1.
(3) Includes the following items for the three months ended June 30, 2026: (i) equity-based compensation expense of $30, (ii) interest expense of $212, (iii) depreciation and amortization expense of $41, (iv) acquisition and transaction expenses of $18, (v) changes in fair value of non-hedge derivative instruments of $3 and (vi) losses on the modification or extinguishment of debt of $5. Includes the following items for the six months ended June 30, 2026: (i) equity-based compensation expense of $43, (ii) interest expense of $406, (iii) depreciation and amortization expense of $91, (iv) acquisition and transaction expenses of $25, (v) changes in fair value of non-hedge derivative instruments of $(1) and (vi) losses on the modification or extinguishment of debt of $5.
Revenues
Total revenues increased $7.0 million and $51.8 million during the three and six months ended June 30, 2026, respectively, primarily due to an increase in power plant revenue as well as an increase in gas revenues as a result of the acquisition of 100% of Long Ridge in February 2025.
Expenses
Total expenses increased $60.2 million during the three months ended June 30, 2026, which primarily reflects:
•an increase in asset impairment of $60.4 million primarily due to valuation allowance on assets held for sale for Long Ridge Energy & Power LLC; and
•an increase in operating expenses of $8.9 million primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations; partially offset by
•a decrease in depreciation and amortization expense of $9.9 million due to assets being held for sale.
Total expenses increased $91.7 million during the six months ended June 30, 2026, which primarily reflects:
•an increase in asset impairment of $60.4 million primarily due to a valuation allowance on assets held for sale for Long Ridge Energy & Power LLC; and

•an increase in operating expenses of $30.4 million, primarily related to increased Ohio GasCo LLC and Long Ridge West Virginia LLC well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025.
Other income (expense)
Total other expense increased $0.9 million during the three months ended June 30, 2026, which reflects:
•an increase in interest expense of $0.2 million related to interest expense on higher debt balances; and
•an increase in loss on modification or extinguishment of debt of $0.5 million related to accelerated Long Ridge Acquiom Loan financing fees.
Total other expense increased $146.9 million during the six months ended June 30, 2026, which reflects:
•an increase in interest expense of $14.9 million related to interest expense on the Long Ridge debt that is now consolidated;
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
Benefit from income taxes
Benefit from income taxes increased $15.0 million during the three months ended June 30, 2026 primarily due to assets being classified as held for sale at Long Ridge Energy & Power LLC in the current quarter. Benefit from income taxes decreased $27.5 million during the six months ended June 30, 2026 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025, offset by assets being classified as held for sale at Long Ridge Energy & Power LLC in the current quarter.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $4.5 million and decreased $107.2 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Other (expense) income
Equity in losses of unconsolidated entities	(560)	(1,995)	1,435	(1,078)	(7,319)	6,241
Other income	839	926	(87)	1,576	1,265	311
Total other expense	279	(1,069)	1,348	498	(6,054)	6,552
Net loss attributable to common stockholders	$162	$(1,071)	$1,233	$381	$(6,056)	$6,437

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$162	$(1,071)	$1,233	$381	$(6,056)	$6,437
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	115	—	115	115	—	115
Add: Losses on the modification or extinguishment of debt and capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(560)	(100)	(460)	(1,078)	(2,065)	987
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	560	1,995	(1,435)	1,078	7,319	(6,241)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$277	$824	$(547)	$496	$(802)	$1,298
________________________________________________________
(1) Includes the following items for the three months ended June 30, 2026 and 2025: net loss of $(560) and $(100), respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) net loss of $(1,078) and $(4,048), (ii) interest expense of $— and $1,284 and (iii) depreciation and amortization expense of $— and $699, respectively.
Other (expense) income
Total other expense decreased $1.3 million and $6.6 million during the three and six months ended June 30, 2026, respectively, which reflects changes in equity in losses of unconsolidated entities primarily due to lower operating losses at GM-FTAI Holdco LLC.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.5 million and increased $1.3 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Rail revenues	$420	$513	$(93)	$690	513	177
Roadside services revenues	15,497	13,217	2,280	28,051	$26,193	$1,858
Total revenues	15,917	13,730	2,187	28,741	26,706	2,035

Expenses
Operating expenses	15,957	13,810	2,147	29,693	26,845	2,848
General and administrative	3,674	3,862	(188)	7,228	8,975	(1,747)
Acquisition and transaction expenses	1,170	2,475	(1,305)	5,581	4,513	1,068
Management fees and incentive allocation to affiliate	3,677	3,680	(3)	7,769	6,222	1,547
Depreciation and amortization	238	217	21	496	317	179
Asset impairment	2,808	—	2,808	2,808	—	2,808
Total expenses	27,524	24,044	3,480	53,575	46,872	6,703

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	—	—	50	(50)
Loss on modification or extinguishment of debt	(1,053)	—	(1,053)	(40,538)	—	(40,538)
Interest expense	(63,515)	(18,305)	(45,210)	(102,651)	(34,119)	(68,532)
Other income (expense)	79	(3)	82	(1,011)	(3)	(1,008)
Total other expense	(64,489)	(18,308)	(46,181)	(144,200)	(34,072)	(110,128)
Loss before income taxes	(76,096)	(28,622)	(47,474)	(169,034)	(54,238)	(114,796)
(Benefit from) provision for income taxes	—	(177)	177	13	(481)	494
Net loss	(76,096)	(28,445)	(47,651)	(169,047)	(53,757)	(115,290)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	55	—	55	73	—	73
Less: Dividends and accretion of redeemable preferred stock	657	20,957	(20,300)	657	42,798	(42,141)
Less: Convertible preferred stock dividend	4,511	4,082	429	8,864	5,549	3,315
Net loss attributable to common stockholders	(81,319)	(53,484)	(27,835)	(178,641)	(102,104)	(76,537)

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(81,319)	$(53,484)	$(27,835)	$(178,641)	$(102,104)	$(76,537)
Add: (Benefit from) provision for income taxes	—	(177)	177	13	(481)	494
Add: Equity-based compensation expense	185	75	110	288	160	128
Add: Acquisition and transaction expenses	1,170	2,475	(1,305)	5,581	4,513	1,068
Add: Losses on the modification or extinguishment of debt and capital lease obligations	1,053	—	1,053	40,538	—	40,538
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	2,808	—	2,808	2,808	—	2,808
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	238	217	21	496	317	179
Add: Interest expense	63,515	18,305	45,210	102,651	34,119	68,532
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	—	—	—	(38)	38
Add: Dividends and accretion of redeemable and convertible preferred stock (2)	5,168	25,039	(19,871)	9,521	48,347	(38,826)
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (3)	—	—	—	1,190	—	1,190
Less: Equity in earnings of unconsolidated entities	—	—	—	—	(50)	50
Less: Non-controlling share of Adjusted EBITDA (4)	(13)	—	(13)	(27)	—	(27)
Adjusted EBITDA (Non-GAAP)	$(7,195)	$(7,550)	$355	$(15,582)	$(15,217)	$(365)
________________________________________________________
(1) Includes the following items for the six months ended June 30, 2025: (i) net loss of $(50) and (ii) interest expense of $12.
(2) Includes the following items for the three months ended June 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $657 and $20,957 and (ii) dividends of convertible preferred stock of $4,511 and $4,082, respectively. Includes the following items for the six months ended June 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $657 and $42,798 and (ii) dividends of convertible preferred stock of $8,864 and $5,549, respectively.
(3) Includes the following items for the six months ended June 30, 2026: Unrealized loss on investment of $1,190.
(4) Includes the following items for the three months ended June 30, 2026: (i) equity-based compensation expense of $5 and (ii) depreciation and amortization expense of $8. Includes the following items for the six months ended June 30, 2026: (i) equity-based compensation expense of $10, (ii) provision for income taxes of $1 and (iii) depreciation and amortization expense of $16.
Revenues
Total revenues increased $2.2 million and $2.0 million during the three and six months ended June 30, 2026, respectively, primarily due to an increase in roadside services at FYX.
Expenses
Total expenses increased $3.5 million during the three months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $2.1 million primarily due to an increase in roadside services at FYX; and
•an increase in asset impairment of $2.8 million due to the impairment of assets at KRS which was classified as held for sale during the current quarter prior to being sold on June 30, 2026; partially offset by
•a decrease in acquisition and transaction expenses of $1.3 million primarily due to higher professional fees for a potential acquisition incurred in the second quarter of prior year.
Total expenses increased $6.7 million during the six months ended June 30, 2026, which primarily reflects:
•an increase in operating expenses of $2.8 million primarily due to an increase in roadside services at FYX;
•an increase in asset impairment of $2.8 million due to the impairment of assets at KRS which was classified as held for sale during the current quarter prior to being sold on June 30, 2026; and
•an increase in acquisition and transaction expenses of $1.1 million primarily due to costs incurred with debt refinancing activities and professional fees related to the Wheeling acquisition.

Other income (expense)
Total other expense increased $46.2 million during the three months ended June 30, 2026, primarily due to (i) an increase in loss on modification of debt driven by legal fees incurred in connection with the upsize of the Term Loan and (ii) an increase in interest expense due to additional borrowings under the Term Loan Credit Agreement during the current quarter.
Total other expense increased $110.1 million during the six months ended June 30, 2026, primarily due to (i) an increase in loss on modification or extinguishment debt due to the paydown of the Bridge Loan Credit Agreement and legal fees incurred in connection with the upsize of the Term Loan and (ii) an increase in interest expense due to additional borrowings under the Term Loan Credit Agreement during the current quarter.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $0.4 million and decreased $0.4 million during the three and six months ended June 30, 2026, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
Subsequent to the second quarter of 2026, we have paid down the Jefferson Taxable Series 2024B Bonds with the Jefferson Bridge Loan Credit Agreement (see Note 18 for additional details), which will mature on June 30, 2027. The expected closing of the sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 2 for additional details). The Company has significant remaining debt obligations, which it continues to actively manage. Sources of liquidity on hand and cash flows from operations are not expected to be sufficient to satisfy the Bridge Credit Agreement as it matures. However, management’s planned actions, including the sale of Long Ridge and refinancing the Jefferson Bridge Loan Credit Agreement, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued. In assessing whether it was probable the Company will refinance its credit facilities on or prior to their respective maturity dates, the Company performed a comprehensive assessment including factors such as: current debt market conditions; the Company’s credit worthiness based upon current and expected financial performance and leverage levels; comparable lending transactions; the Company’s historical ability to obtain financing; discussions with the Company’s existing lenders; and continuing favorable lending relationships. There can be no assurance that financing will be obtained at terms more favorable than the existing Jefferson Bridge Loan Credit Agreement.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for investing activities was $178.2 million and cash provided by investing activities was $78.4 million during the six months ended June 30, 2026 and 2025, respectively.
•Uses of liquidity associated with our operating and interest expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of June 30, 2026, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) opportunistic sales of assets or investments.
•Cash flows used in operating activities were $30.3 million and $90.9 million during the six months ended June 30, 2026 and 2025, respectively.
•During the six months ended June 30, 2026, additional borrowings were obtained in connection with (i) the Term Loan Credit Agreement of $1.41 billion, (ii) the Long Ridge Acquiom Loan of $19.5 million and (iii) a railcar financing of $50.0 million. In February 2026, we used a portion of the net proceeds from the Term Loan Credit Agreement to repay the Bridge Loan Credit Agreement of $1.25 million. In March 2026, we also used a portion of the net proceeds from the Term Loan Credit Agreement to repay the June 2025 Jefferson Credit Agreement of $30.0 million.
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

Historical Cash Flow
Comparison of the six months ended June 30, 2026 and 2025
The following table compares the historical cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(30,340)	$(90,872)
Net cash (used in) provided by investing activities	(178,163)	78,359
Net cash provided by financing activities	87,202	313,480
Net cash used in operating activities decreased $60.5 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in equity in earnings of unconsolidated entities of $4.4 million, (ii) changes in working capital of $36.7 million, (iii) a decrease in gain on sale of subsidiaries of $120.0 million, (iv) changes in deferred income taxes of $30.3 million, (v) an increase in depreciation and amortization of $31.2 million, (vi) an increase in loss on modification or extinguishment of debt of $43.4 million, (vii) an increase in amortization of bond discount of $37.4 million, (viii) an increase in amortization of deferred financing costs of $2.0 million, (ix) an increase in equity-based compensation of $14.3 million, (x) an increase in asset impairment of $58.8 million and (xi) an increase in paid-in-kind interest expense of $5.1 million, partially offset by (i) an increase in amortization of other comprehensive income of $5.8 million and (ii) an increase in net loss of $316.9 million.
Net cash used in investing activities increased $256.5 million, primarily due to (i) a decrease in the acquisition of business of $267.0 million, (ii) a decrease in proceeds from investor loan of $11.0 million, (iii) an increase in the investment in unconsolidated entities of $1.8 million and (iv) an increase in purchase deposits for acquisitions of $3.4 million, partially offset by (i) an increase in proceeds from the sale of property, plant and equipment of $6.8 million and (ii) a decrease in the acquisition of property, plant and equipment of $19.3 million
Net cash provided by financing activities decreased $226.3 million, primarily due to (i) an increase in repayment of debt of $1.2 billion, (ii) an increase in cash dividends paid for redeemable preferred stock - NCI of $5.0 million, (iii) an increase in settlement of equity-based compensation of $2.4 million and (iv) an increase in distributions to non-controlling interests of $1.2 million, partially offset by (i) an increase in proceeds from debt of $913.3 million, (ii) an increase in proceeds from financing obligation of $50.0 million, (iii) a decrease in the payment of cash dividends on redeemable preferred stock of $25.5 million and (iv) a decrease in payment of financing costs of $5.7 million.
Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of June 30, 2026, we had outstanding principal and interest payment obligations of $2.8 billion and $812.1 million, respectively, of which, there are $477.7 million of principal payments due and $222.5 million of interest payments due within the next twelve months. As of June 30, 2026, debt instruments related to the Power and Gas segment were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details) and, therefore, have been excluded from the above principal and interest obligations. As of June 30, 2026, we had no unused borrowing capacity. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of June 30, 2026, we had outstanding operating and finance lease obligations of $449.8 million, of which $22.9 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $138.9 million due on our redeemable preferred stock within the next twelve months with an option to paid-in-kind dividends at a higher interest rate and to defer payment. See Note 15 for additional information related to our preferred stock obligations.
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
As of June 30, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $1.5 million or a decrease of approximately $1.5 million in interest expense over the next 12 months.
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
Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: risks related to our business, risks related to our capital structure, risks related to our Manager, risks related to the spin-off, risks related to the Wheeling acquisition, risks related to the Long Ridge sale and risks related to our common stock. However, these categories do overlap and should not be considered exclusive.
Risks Related to Our Business
Uncertainty relating to macroeconomic conditions may reduce the demand for our assets, limit our ability to obtain additional capital to finance new investments or refinance existing debt, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, have created in the past and may continue to create difficult operating environments for owners and operators in the infrastructure industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition. For some years, the world has experienced weakened economic conditions and volatility following adverse changes in global capital markets. Volatility in oil and gas markets can put significant upward or downward pressure on prices for these commodities, and may affect demand for assets used in production, refining and transportation of oil and gas. Additionally, the worldwide military or geopolitical environment, including the Russia-Ukraine conflict and the conflicts in the Middle East, including the war among Israel, America, Iran and other Middle Eastern nations and the related closure and blockade of the Strait of Hormuz and attacks on vessels in the Red Sea, and any related geopolitical or economic responses, U.S. federal government shutdowns, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S., may put further upward or downward pressure on prices for such commodities. In the past, a significant decline in oil prices has led to lower production and transportation budgets worldwide. These conditions have resulted in significant contraction, deleveraging and reduced liquidity in the credit markets. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital for financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
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
International, political, and economic factors, events and conditions and the potential for worsening economic conditions or economic downturn, including as a result of recent geopolitical events, including the war among Israel, America, Iran and other Middle Eastern nations and the related closure and blockade of the Strait of Hormuz and attacks on vessels in the Red Sea, and changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, may affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the Long Ridge Acquiom Loan, the RailCo Revolver and the Term Loan Credit Agreement) and the Series A Preferred Stock - RailCo and the Series A Warrants - RailCo include restrictive covenants that may materially limit our, or our subsidiaries’, ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
We earned approximately 23% of total revenues for both the three and six months ended June 30, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 8% of total revenues for both the three and six months ended June 30, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 32% and 36%, respectively, of total revenues for the three and six months ended June 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 11% of total revenues for both the three and six months ended June 30, 2025, from one customer in the Jefferson Terminal segment. As of June 30, 2026, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 33% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
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
Our officers and other individuals who perform services for us (other than Jefferson Terminal, Repauno, Long Ridge, Transtar, Wheeling, Clean Planet, FYX, and CarbonFree employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to

us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
Wheeling earned approximately 5% of its total revenues for the six months ended June 30, 2026 from one customer. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for Wheeling’s services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, Wheeling could be pressured to reduce the prices it charges for its services or could lose a major customer. Any such development could have a significant adverse impact on the business and financial condition of the Company.
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
We are in progress with applying our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Wheeling. This process will require us to expend a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. Even after expending such resources, we cannot assure you that we will be able to conclude that our internal controls over financial reporting with respect to Wheeling are effective within the time frame required. If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect the combined company.
Risks Related to the Long Ridge Sale
The closing of the Long Ridge sale is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Long Ridge sale could negatively impact our stock price and future business and financial results.
The completion of the Long Ridge sale is subject to a number of conditions, including, among others, the receipt of the requisite regulatory approvals, which make the completion of the Long Ridge sale and timing thereof uncertain. Also, either Buyer or the Company may terminate the Agreement if the Long Ridge sale has not been consummated by November 30, 2026 (subject to an automatic extension in certain circumstances), except that this right to terminate the Agreement will not be available to any party whose breach or violation of the representations, warranties or covenants set forth in the Agreement would prevent the satisfaction of the conditions to the closing of the Long Ridge sale set forth in the Agreement.
If the Long Ridge sale is not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Long Ridge sale, the Company will be subject to a number of risks, including the following:
•to the extent that the trading price of our common stock reflects an assumption that the Long Ridge sale will be completed, the market price of the Company’s common stock could decline;
•if the Agreement is terminated and the Company’s board seeks another business combination, Company stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Buyer has agreed to in the Agreement;
•time, resources, and costs committed by the Company’s management team to matters relating to the Long Ridge sale could otherwise have been devoted to pursuing other beneficial opportunities;
•the Company may experience negative reactions from the financial markets or from its customers, suppliers, employees, labor unions, or other business partners; and
•the Company will be required to pay its respective costs relating to the Long Ridge sale, such as legal, accounting, financial advisory, and printing fees, whether or not the Long Ridge sale is completed.
In addition, if the Long Ridge sale is not completed, the Company could be subject to litigation related to any failure to complete the Long Ridge sale or related to any enforcement proceeding commenced against the Company to perform its obligations under the Agreement, and whether or not any such litigation has any merit, the cost of defending such litigation may be significant. The materialization of any of these risks could adversely impact the Company’s ongoing business.
Similarly, delays in the completion of the Long Ridge sale could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Long Ridge sale.
The pendency of the Long Ridge sale may disrupt our business and divert management’s attention from ongoing operations.
The efforts and costs to satisfy the closing conditions of the Agreement may place a significant burden on management and internal resources, and the Long Ridge sale and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Long Ridge sale process could have a material adverse effect on our business, results of operations and financial condition. Uncertainty as to our future could adversely affect our business and our relationship with existing and potential customers, suppliers and other third parties. For example, customers, suppliers and other third parties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Long Ridge sale could be exacerbated by any delays in completion of the Long Ridge sale or termination of the Agreement.
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

*	10.32	Bridge Loan Credit Agreement, dated as of July 1, 2026, by and among Jefferson 2020 Bond Borrower LLC, as Borrower, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 2, 2026).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	August 10, 2026
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	August 10, 2026
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer