Form 10-Q
period 2026-09-30
FTAI Infrastructure Inc.
filed 2026-11-06
CIK 1899883

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2026, the number of outstanding shares of the registrant’s common stock was 118,181,737 shares.

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
•risks related to the acquisition of US Development Group LLC (“USDG”), including (i) our ability to complete the proposed transaction on anticipated terms and timing, or at all, including satisfying the conditions to the closing of the proposed transaction; (ii) events, changes or other circumstances could occur that could give rise to the termination of the proposed transaction; (iii) the Company’s ability to integrate USDG with its existing assets and operations and to realize anticipated cost savings and other efficiencies and benefits; (iv) risks related to disruption of management’s attention from the ongoing business operations of the Company due to the proposed transaction; (v) loss of key employees or customers following the acquisition; and (vi) estimated synergies between USDG and the Company as well as estimated purchase price accounting impacts, being estimated and materially different from actual results;
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

FTAI INFRASTRUCTURE INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FTAI INFRASTRUCTURE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

		(Unaudited)
	Notes	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$52,442	$57,351
Restricted cash and cash equivalents		88,314	268,595
Accounts receivable, net		88,414	95,388
Other current assets	1	41,328	62,677
Current assets held for sale	2	43,938	—
Total current assets		314,436	484,011
Leasing equipment, net	3	35,425	36,570
Operating lease right-of-use assets, net		158,278	133,493
Property, plant, and equipment, net	4	3,171,219	4,581,771
Investments	5	20,575	22,243
Intangible assets, net	6	55,679	43,173
Goodwill		275,366	365,703
Other assets		94,060	81,697
Non-current assets held for sale	2	1,574,786	—
Total assets		$5,699,824	$5,748,661

Liabilities
Current liabilities:
Accounts payable and accrued liabilities		$250,370	$280,707
Debt, net	7	552,644	65,438
Operating lease liabilities		12,056	9,108
Derivative liabilities	9	—	34,381
Other current liabilities	1	29,997	20,363
Current liabilities held for sale	2	577,374	—
Total current liabilities		1,422,441	409,997
Debt, net	7	2,275,088	3,708,735
Operating lease liabilities		94,700	71,000
Derivative liabilities	9	—	189,116
Warrant liabilities	8	108,115	81,599
Deferred income tax liabilities	12	289,589	300,231
Other liabilities	1	111,665	44,000
Non-current liabilities held for sale	2	950,183	—
Total liabilities		5,251,781	4,804,678

Commitments and contingencies	17	—	—

Redeemable convertible preferred stock Series B ($0.01 par value per share; 200,000,000 total preferred shares authorized; 160,000 Series B shares issued and outstanding as of September 30, 2026 and December 31, 2025; redemption amount of $192.0 million and $192.0 million at September 30, 2026 and December 31, 2025, respectively)	15	154,810	152,642
Redeemable preferred stock Series A RailCo - Non-controlling interest (zero par value per share; 1,000,000 total preferred shares authorized; 1,000,000 Series A - RailCo shares issued and outstanding as of September 30, 2026 and December 31, 2025; redemption amount of $1.4 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively)	17	1,038,030	937,578

FTAI INFRASTRUCTURE
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Equity
Common stock ($0.01 par value per share; 2,000,000,000 shares authorized; 118,181,737 and 116,294,461 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1,182	1,163
Additional paid in capital	515,585	623,771
Accumulated deficit	(863,771)	(512,992)
Accumulated other comprehensive loss	(197,420)	(90,618)
Stockholders' equity	(544,424)	21,324
Non-controlling interest in equity of consolidated subsidiaries	(200,373)	(167,561)
Total equity	(744,797)	(146,237)
Total liabilities, redeemable preferred stock and equity	$5,699,824	$5,748,661
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2026	2025	2026	2025
Revenues
Total revenues	10	$218,973	$140,556	$594,105	$359,003

Expenses
Operating expenses		120,602	74,985	358,329	216,465
General and administrative		4,180	3,202	11,408	12,177
Acquisition and transaction expenses		7,487	3,221	20,328	15,440
Management fees and incentive allocation to affiliate	13	3,113	3,782	10,882	10,004
Depreciation and amortization	3, 4, 6	35,328	34,813	125,530	93,823
Asset impairment		28,587	—	91,775	4,401
Total expenses		199,297	120,003	618,252	352,310

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	5	(590)	2,928	(1,668)	6,247
Gain (loss) on sale of assets, net		37	28	(545)	119,856
Interest expense		(116,524)	(128,520)	(352,019)	(234,909)
Other (expense) income		(23,487)	5,554	(17,216)	12,299
Total other expense		(140,564)	(120,010)	(371,448)	(96,507)
Loss before income taxes		(120,888)	(99,457)	(395,595)	(89,814)
Provision for (benefit from) income taxes	12	2,246	5,081	(5,807)	(35,481)
Net loss		(123,134)	(104,538)	(389,788)	(54,333)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries - common stockholders		(13,372)	(11,497)	(39,009)	(33,998)
Less: Preferred dividends and accretion on redeemable non-controlling interests		34,284	12,487	104,735	12,487
Less: Dividends and accretion of redeemable preferred stock		1,511	12,824	2,168	55,622
Less: Convertible preferred stock dividend		4,677	4,231	13,541	9,780
Less: Loss on extinguishment of preferred stock		—	36,646	—	36,646
Net loss attributable to common stockholders	16	$(150,234)	$(159,229)	$(471,223)	$(134,870)

Loss per share:	16
Basic		$(1.27)	$(1.38)	$(4.00)	$(1.17)
Diluted		$(1.27)	$(1.38)	$(4.00)	$(1.18)
Weighted average shares outstanding:
Basic		118,181,737	115,555,973	117,683,855	114,851,106
Diluted		118,181,737	115,555,973	117,683,855	114,851,106
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(123,134)	$(104,538)	$(389,788)	$(54,333)
Other comprehensive (loss) income:
Other comprehensive (loss) income related to derivatives (1)	(66,372)	(38,619)	(105,275)	102,465
Change in pension and other employee benefit accounts	(509)	(558)	(1,527)	(1,675)
Comprehensive (loss) income	(190,015)	(143,715)	(496,590)	46,457
Comprehensive loss attributable to non-controlling interests	(13,372)	(11,497)	(39,009)	(33,998)
Comprehensive (loss) income attributable to stockholders	$(176,643)	$(132,218)	$(457,581)	$80,455
______________________________________________________________________________________
(1) Net of deferred tax benefit of $— million and $9.2 million for the nine months ended September 30, 2026 and 2025, respectively.
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2026
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2025	$1,163	$623,771	$(512,992)	$(90,618)	$(167,561)	$(146,237)
Net loss			(241,017)		(25,637)	(266,654)
Other comprehensive loss				(39,921)		(39,921)
Total comprehensive loss	—	—	(241,017)	(39,921)	(25,637)	(306,575)
Settlement of equity-based compensation		(2,340)			(563)	(2,903)
Issuance of common shares	19	(19)				—
Distributions to non-controlling interest					(1,248)	(1,248)
Dividends declared on common stock		(7,090)				(7,090)
Dividends and accretion of redeemable preferred stock		(71,108)				(71,108)
Equity-based compensation		10,376			6,062	16,438
Equity - June 30, 2026	$1,182	$553,590	$(754,009)	$(130,539)	$(188,947)	$(518,723)
Net loss			(109,762)		(13,372)	(123,134)
Other comprehensive loss				(66,881)		(66,881)
Total comprehensive loss	—	—	(109,762)	(66,881)	(13,372)	(190,015)
Distributions to non-controlling interest					(372)	(372)
Dividends declared on common stock		(3,545)				(3,545)
Dividends and accretion of redeemable preferred stock		(35,795)				(35,795)
Equity-based compensation		1,335			2,318	3,653
Equity - September 30, 2026	$1,182	$515,585	$(863,771)	$(197,420)	$(200,373)	$(744,797)

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
(Dollars in thousands)

	Three and Nine Months Ended September 30, 2025
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2024	$1,139	$764,381	$(405,818)	$(157,051)	$(127,513)	$75,138
Net income (loss)			72,706		(22,501)	50,205
Other comprehensive income				139,967		139,967
Total comprehensive income (loss)	—	—	72,706	139,967	(22,501)	190,172
Settlement of equity-based compensation					(545)	(545)
Issuance of common shares	12	(2)				10
Issuance of warrants		1,014				1,014
Issuance of Manager options		7,358				7,358
Dividends declared on common stock		(6,886)				(6,886)
Dividends and accretion of redeemable preferred stock		(42,798)				(42,798)
Equity-based compensation		1,447			716	2,163
Equity - June 30, 2025	$1,151	$724,514	$(333,112)	$(17,084)	$(149,843)	$225,626
Net (loss) income			(105,528)		990	(104,538)
Other comprehensive loss				(39,177)		(39,177)
Total comprehensive (loss) income	—	—	(105,528)	(39,177)	990	(143,715)
Settlement of equity-based compensation		(654)			—	(654)
Issuance of common shares	12	2,695				2,707
Loss on extinguishment of preferred stock		(36,646)				(36,646)
Dividends declared on common stock		(3,456)				(3,456)
Dividends and accretion of redeemable preferred stock		(12,824)			(12,487)	(25,311)
Equity-based compensation		1,168			354	1,522
Equity - September 30, 2025	$1,163	$674,797	$(438,640)	$(56,261)	$(160,986)	$20,073
See accompanying notes to consolidated financial statements.

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(389,788)	$(54,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	1,668	(6,247)
Gain on sale of subsidiaries	—	(119,952)
Costs to modify or extinguish debt, net	47,634	59,281
Equity-based compensation	20,091	3,685
Depreciation and amortization	125,530	93,823
Asset impairment	91,775	4,401
Change in deferred income taxes	(10,642)	(36,068)
Change in fair value of non-hedge derivative	(1,745)	—
Change in fair value of warrants	26,516	(470)
Amortization of deferred financing costs	12,444	11,366
Amortization of bond discount	74,195	10,055
Amortization of other comprehensive income	(17,601)	(13,970)
Paid-in-kind interest expense	7,809	3,325
Other	716	1,020
Change in:
Accounts receivable	(9,521)	2,038
Other assets	10,076	(1,022)
Accounts payable and accrued liabilities	2,084	1,821
Derivative liabilities	—	(67,005)
Other liabilities	403	(7,003)
Net cash used in operating activities	(8,356)	(115,255)

Cash flows from investing activities:
Investment in unconsolidated entities	(20,729)	(1,121,917)
Acquisition of business, net of cash acquired	(40,410)	226,628
Acquisition of leasing equipment	—	(607)
Acquisition of property, plant and equipment	(214,388)	(214,644)
Proceeds from investor loan	—	11,001
Proceeds from sale of subsidiaries, net of cash	35	—
Purchase deposits for acquisitions	(3,410)	—
Proceeds from sale of property, plant and equipment	9,629	2,660
Net cash used in investing activities	(269,273)	(1,096,879)

Cash flows from financing activities:
Proceeds from debt, net	1,658,887	1,744,075
Repayment of debt	(1,559,513)	(763,362)
Payment of financing costs	(19,079)	(59,878)
Proceeds from financing obligation	50,000	2,694
Repayment of financing obligations	(1,641)	—
Proceeds from issuance of redeemable preferred stock	—	1,000,000
Redeemable preferred stock issuance costs	—	(20,597)
Repayment of preferred stock	—	(447,121)
Cash dividends - common stock	(10,635)	(10,342)
Cash dividends - redeemable preferred stock	—	(25,516)
Cash dividends - redeemable preferred stock - NCI	(5,000)	—
Settlement of equity-based compensation	(2,903)	(1,199)
Distributions to non-controlling interests	(1,620)	—
Net cash provided by financing activities	108,496	1,418,754

FTAI INFRASTRUCTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents, including cash classified within assets held for sale	(169,133)	206,620
Less: cash classified within assets held for sale	(16,057)	—
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(185,190)	206,620
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	325,946	147,296
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$140,756	$353,916

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment	$55,672	$37,462
Acquisition of business	—	(285,977)
Dividends and accretion of redeemable preferred stock	(2,168)	(30,106)
Dividends and accretion of redeemable preferred stock - NCI	(99,735)	(12,487)
Financing fees	2,676	1,264
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
Certain reclassifications within the Consolidated Statements of Operations have been made to prior period amounts to conform to current period presentation, with no impact to the Company's gross profit, operating (loss) income, net (loss) income attributable to common stockholders or (loss) earnings per share for any historical periods and no impact to the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.
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
Liquidity—Subsequent to the third quarter of 2026, we received regulatory approval from the Federal Energy Regulatory Commission for the previously announced sale of Long Ridge Energy & Power LLC (see Note 18 for additional details). The expected closing of the sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 2 for additional details). The Company has significant remaining debt obligations, which it continues to actively manage. Sources of liquidity on hand and cash flows from operations are not expected to be sufficient to satisfy the Jefferson Bridge Loan Credit Agreement as it matures. However, management’s planned actions, including the closing of the sale of Long Ridge and refinancing the Jefferson Bridge Loan Credit Agreement, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued. In assessing whether it was probable the Company will refinance its credit facilities on or prior to their respective maturity dates, the Company performed a comprehensive assessment including factors such as: current debt market conditions; the Company’s credit worthiness based upon current and expected financial performance and leverage levels; comparable lending transactions; the Company’s historical ability to obtain financing; discussions with the Company’s existing lenders; and continuing favorable lending relationships. There can be no assurance that financing will be obtained at terms more favorable than the existing Jefferson Bridge Loan Credit Agreement.
Held For Sale Classification—We report and classify a business or a component of an entity as held-for-sale (“Held-For-Sale Business”) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. As of the date an entity is classified as held-for-sale, depreciation and depletion on property, plant and equipment ceases. As of September 30, 2026, assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Consolidated Balance Sheet. Refer to Note 2 for additional details.

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Other Current Assets—Other current assets is comprised of:

	September 30, 2026	December 31, 2025
Notes receivable	$5,000	$13,605
Prepaid expenses	13,635	20,403
Purchase deposits	—	3,817
Other receivables	15,121	10,587
Inventory	1,220	1,269
Other assets	6,352	12,996
Total other current assets	$41,328	$62,677
Other Current Liabilities—Other current liabilities primarily include insurance premium liabilities of $4.1 million and $2.7 million and deferred revenue of $10.8 million and $11.5 million as of September 30, 2026 and December 31, 2025, respectively.
Other Liabilities—Other liabilities primarily includes a $46.2 million financing obligation that The Wheeling Corporation (“Wheeling”) entered into in January 2026 with Bank of Montreal to finance the lease of 400 railcars as of September 30, 2026. This transaction was a sale-leaseback in legal form that is treated as a financing obligation for accounting purposes.
We obtained an additional financing obligation through our acquisition of Tidewater. As of September 30, 2026, the financing obligation included in Other liabilities is $26.3 million. This transaction was a sale-leaseback for the previous owner in legal form that is treated as a financing obligation for accounting purposes.
Deferred Financing Costs—Costs incurred in connection with obtaining long-term financing are capitalized and amortized to interest expense over the term of the underlying loans. Unamortized deferred financing costs of $23.2 million and $21.9 million as of September 30, 2026 and December 31, 2025, respectively, are included in Debt, net in the Consolidated Balance Sheets.
Amortization expense was $5.2 million and $6.1 million during the three months ended September 30, 2026 and 2025, respectively, and $12.4 million and $11.4 million during the nine months ended September 30, 2026 and 2025, respectively, and is included in Interest expense in the Consolidated Statements of Operations.
Concentration of Credit Risk—We are subject to concentrations of credit risk with respect to amounts due from customers. We attempt to limit our credit risk by performing ongoing credit evaluations. We earned approximately 20% and 22%, respectively, of total revenues for the three and nine months ended September 30, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 7% of total revenues for both the three and nine months ended September 30, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 29% and 33%, respectively, of total revenues for the three and nine months ended September 30, 2025 from one customer in the Railroad segment. We earned approximately 10% of total revenues for both the three and nine months ended September 30, 2025 from one customer in the Jefferson Terminal segment.
As of September 30, 2026, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 35% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive (loss) income at September 30, 2026 are as follows:

	Three and Nine Months Ended September 30, 2026
	Derivatives	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2025	$(112,196)	$21,578	$(90,618)
Other comprehensive loss before reclassification	(59,594)	—	(59,594)
Amounts reclassified from accumulated other comprehensive income (loss)	20,691	(1,018)	19,673
Net current period other comprehensive loss, net of tax	(38,903)	(1,018)	(39,921)
Accumulated other comprehensive (loss) income - June 30, 2026	$(151,099)	$20,560	$(130,539)
Other comprehensive loss before reclassification	(77,549)	—	(77,549)
Amounts reclassified from accumulated other comprehensive income (loss)	11,177	(509)	10,668
Net current period other comprehensive loss, net of tax	(66,372)	(509)	(66,881)
Accumulated other comprehensive (loss) income - September 30, 2026	$(217,471)	$20,051	$(197,420)
Components of accumulated other comprehensive (loss) income at September 30, 2025 are as follows:

	Three and Nine Months Ended September 30, 2025
	Derivatives	Equity method investee	Pension and other postretirement benefit accounts	Total
Accumulated other comprehensive (loss) income - December 31, 2024	$—	$(182,983)	$25,932	$(157,051)
Other comprehensive loss before reclassification	(40,174)	(633)	—	(40,807)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,725)	183,616	(1,117)	180,774
Net current period other comprehensive (loss) income, net of tax	(41,899)	182,983	(1,117)	139,967
Accumulated other comprehensive (loss) income - June 30, 2025	$(41,899)	$—	$24,815	$(17,084)
Other comprehensive loss before reclassification	(33,384)	—	—	(33,384)
Amounts reclassified from accumulated other comprehensive loss	(5,235)	—	(558)	(5,793)
Net current period other comprehensive loss, net of tax	(38,619)	—	(558)	(39,177)
Accumulated other comprehensive (loss) income - September 30, 2025	$(80,518)	$—	$24,257	$(56,261)
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
Prior to obtaining a controlling interest in Long Ridge, the Company accounted for its 50.1% investment as an equity method investment. In accordance with accounting for a step acquisition, the Company recognized a gain of $120.0 million, which was included in Gain (loss) on sale of assets, net in the Consolidated Statements of Operations. There was also an income tax benefit of $9.2 million recorded as part of Accumulated other comprehensive loss in the Consolidated Balance Sheets that was reclassified to Provision for (benefit from) income taxes in the Consolidated Statements of Operations.
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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenue	$159,939	$431,745
Net loss attributable to common stockholders	(117,008)	(236,135)
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets as of September 30, 2026:

Assets
Cash and cash equivalents	$2,132
Restricted cash and cash equivalents	13,925
Accounts receivable, net	18,592
Other current assets	9,289
Total current assets held for sale	43,938
Operating lease right-of-use assets, net	702
Property, plant, and equipment, net	1,564,501
Intangible assets, net	922
Goodwill	90,337
Other assets	7,291
Valuation allowance on assets held for sale (1)	(88,967)
Total non-current assets held for sale	1,574,786
Total assets held for sale	$1,618,724

Liabilities
Accounts payable and accrued liabilities	$48,086
Debt, net	450,465
Operating lease liabilities	194
Derivative liabilities	78,629
Total current liabilities held for sale	577,374
Debt, net	715,200
Operating lease liabilities	545
Derivative liabilities	231,940
Other liabilities	2,498
Total non-current liabilities held for sale	950,183
Total liabilities held for sale	$1,527,557
________________________________________________________
(1) The valuation allowance on assets held for sale of $28.6 million and $89.0 million was recorded as Asset impairment in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2026, respectively.
The following table presents the amounts related to the operations of Long Ridge Energy & Power LLC that have been reflected in net loss on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Loss before income taxes	$(11,861)	$(86,896)
Net loss attributable to common stockholders before income taxes	(12,134)	(87,048)
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
Tidewater will operate within the Railroad reportable segment (see Note 14 for additional information). The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations of Tidewater have been included in the Company’s Consolidated Statements of Operations as of the effective date of the acquisition. As of the acquisition

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
date, the assets and liabilities of Tidewater were recognized at their fair values, including cash of $5.6 million, other assets of $5.1 million, property, plant and equipment of $54.7 million, customer relationship intangibles of $16.7 million, and liabilities of $36.2 million, including $29.5 million of a financing obligation. The customer relationship intangibles are amortizable over an estimated life of 15 years.
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
Acquisition of US Development Group LLC
On September 27, 2026, the Company entered into a Membership Interest Purchase Agreement (the "Agreement") with US Development Group LLC ("USDG"), a company that specializes in crude oil logistics, to purchase all of the issued and outstanding membership interests of USDG, including an investment in a joint venture that USDG holds, for a purchase price determined based on an enterprise value of $255.0 million, subject to certain customary adjustments for cash, indebtedness, net working capital and transaction expenses as set forth in the Agreement (the “Transaction”). The consummation of the Transaction is subject to certain customary closing conditions, and therefore, the financial position and results of operations of USDG are not included in the accompanying Consolidated Financial Statements. The Company expects the transaction to close during the fourth quarter of 2026 after regulatory approvals, and upon closing, the acquisition of USDG will be accounted for under the acquisition method of accounting.
3. LEASING EQUIPMENT, NET
Leasing equipment, net is summarized as follows:

	September 30, 2026	December 31, 2025
Leasing equipment	$50,029	$49,986
Less: Accumulated depreciation	(14,604)	(13,416)
Leasing equipment, net	$35,425	$36,570
Depreciation expense for leasing equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense for leasing equipment	$396	$392	$1,188	$1,214

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is summarized as follows:

	September 30, 2026	December 31, 2025
Land, site improvements and rights	$370,516	$513,835
Buildings and improvements	39,322	72,997
Bridges and tunnels	969,886	969,551
Terminal machinery and equipment	1,326,507	1,357,502
Proved oil and gas properties	—	304,716
Unproved oil and gas properties	—	144,455
Power plant	—	850,489
Track and track related assets	348,511	335,850
Railroad equipment	4,238	9,694
Railcars and locomotives	181,642	181,892
Computer hardware and software	26,327	22,532
Furniture and fixtures	2,246	2,246
Construction in progress	388,219	263,495
Other	31,657	30,029
	3,689,071	5,059,283
Less: Accumulated depreciation	(517,852)	(477,512)
Property, plant and equipment, net	$3,171,219	$4,581,771
Amounts in the above table do not include assets classified as held for sale on the Consolidated Balance Sheet as of September 30, 2026 (refer to Note 2 for additional details).
Depreciation expense for property, plant and equipment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$33,555	$33,396	$120,785	$89,578
5. INVESTMENTS
The following table presents the ownership interests and carrying values of our investments:

			Carrying Value
	Investment	Ownership Percentage	September 30, 2026	December 31, 2025
Intermodal Finance I, Ltd.	Equity method	51%	$—	$—
Pyroplast Energy LTD	Equity method	46.8%	20,575	22,243
			$20,575	$22,243

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table presents our proportionate share of equity in earnings (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Intermodal Finance I, Ltd.	$—	$—	$—	$50
Long Ridge Energy & Power LLC	—	—	—	10,899
Long Ridge West Virginia LLC	—	—	—	(311)
GM-FTAI Holdco LLC	—	—	—	(7,110)
Clean Planet Energy USA LLC	—	(85)	—	(294)
The Wheeling Corporation	—	3,013	—	3,013
Pyroplast Energy LTD	(590)	—	(1,668)	—
Total	$(590)	$2,928	$(1,668)	$6,247
Equity Method Investments
Pyroplast Energy LTD
The senior loan had a balance of $18.4 million and $10.1 million as of September 30, 2026 and December 31, 2025, respectively. The senior loan is recorded in Other assets in the Consolidated Balance Sheets as of both September 30, 2026 and December 31, 2025. We recorded $0.7 million and $1.7 million of interest income related to the senior loan for the three and nine months ended September 30, 2026, respectively, in Other (expense) income in the Consolidated Statements of Operations.
Equity Investments
TimberHP Madison, LLC
On February 2, 2026, the Company invested $5.0 million in TimberHP Madison, LLC (“TimberHP”) as a Secured Promissory Note. The note matures on February 2, 2028 and has a current annual interest rate of 5%. The interest is due at maturity.
On April 17, 2026, the Company converted it’s existing Secured Promissory Note into preferred equity and invested an additional $5.0 million in TimberHP as preferred equity for a total $10.0 million investment. On the same date, the Company also issued a $5.0 million revolver to TimberHP, which was fully drawn upon as of September 30, 2026.
6. INTANGIBLE ASSETS, NET
Intangible assets, net are summarized as follows:

	September 30, 2026
	Railroad	Total
Customer relationships	$76,735	$76,735
Less: Accumulated amortization	(21,056)	(21,056)
Total intangible assets, net	$55,679	$55,679

	December 31, 2025
	Power and Gas	Railroad	Total
Customer relationships	$1,000	$60,000	$61,000
Less: Accumulated amortization	(56)	(17,771)	(17,827)
Total intangible assets, net	$944	$42,229	$43,173
As of September 30, 2026, Intangible assets, net related to the Power and Gas segment were classified as assets held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
Amortization of customer relationships is included in Depreciation and amortization in the Consolidated Statements of Operations and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of customer relationships	$1,293	$1,025	$3,307	$3,031

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows:

	Railroad	Jefferson	Power and Gas	Corporate and Other	Total
Goodwill - December 31, 2025	$147,235	$122,735	$90,337	$5,396	$365,703
Goodwill classified as held for sale	—	—	(90,337)	—	(90,337)
Goodwill - September 30, 2026	$147,235	$122,735	$—	$5,396	$275,366

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
7. DEBT, NET
Our debt, net is summarized as follows:

			Outstanding Borrowings
	Stated Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Loans payable
DRP DB Term Loan (2)	8.50%	11/30/26	$113,637	$105,828
Bridge Loan Credit Agreement (1)	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Adjusted Term SOFR)	8/24/26	—	1,227,294
Term Loan Credit Agreement (1) (4)	9.75%	2/1/28	1,430,604	—
Jefferson Bridge Loan Credit Agreement (3)	Base Rate + 5.50% (Term SOFR) (see below for additional details on scheduled rate increases)	6/30/27	224,496	—
EB-5 Loan Agreement (2)	5.75%	(i) 1/25/27 (ii) 3/11/27 (iii) 11/16/27	63,800	63,800
June 2025 Jefferson Credit Agreement	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	8/31/26	—	30,000
July 2026 Jefferson Credit Agreement	(i) Base Rate + 3.00%; or (ii) Base Rate + 4.00% (Term SOFR)	12/15/26	30,000	—
RailCo Revolver	(i) Base Rate + 2.00%; or (ii) Base Rate + 3.00% (Term SOFR)	11/17/28	50,000	50,000
Long Ridge Acquiom Loan (5)	15.75%	5/31/27	—	22,371
Long Ridge GCM Note (5)	12.00%	2/26/28	—	20,000
Long Ridge CanAm Loan (5)	6.75%	9/13/29	—	115,200
Long Ridge Credit Agreement (5)	(i) Base Rate + 3.50%; or (ii) Base Rate + 4.50% (Term SOFR)	2/19/32	—	397,000
Total loans payable			1,912,537	2,031,493
Bonds payable
Series 2020 Bonds (1)	(i) Tax Exempt Series 2020A Bonds: 3.625% (ii) Tax Exempt Series 2020A Bonds: 4.00%	(i) 1/1/35 (ii) 1/1/50	139,299	140,753
Series 2021 Bonds (1)	(i) Tax Exempt Series 2021A Bonds: 1.875% to 3.00% (ii) Taxable Series 2021B Bonds: 4.10%	(i) 1/1/26 to 1/1/50 (ii) 1/1/28	340,174	348,240
Series 2024 Bonds (1) (3)	(i) Tax Exempt Series 2024A Bonds: 5.000% to 5.250% (ii) Taxable Series 2024B Bonds: 10.000%	(i) 1/1/39 to 1/1/54 (ii) 7/1/26	161,752	378,458
Series 2025 Bonds (1)	(i) Tax Exempt Series 2025 Bonds: 6.375% (ii) Tax Exempt Series 2025 Bonds: 6.625%	(i) 1/1/35 (ii) 1/1/45	297,203	297,087
Senior Notes due 2032 (5)	8.75%	2/15/32	—	600,000
Total bonds payable			938,428	1,764,538
Total debt			2,850,965	3,796,031
Less: Debt issuance costs			(23,233)	(21,858)
Total debt, net			$2,827,732	$3,774,173

Principal debt due within one year			$555,548	$66,987
Less: Debt issuance costs			(2,904)	(1,549)
Total principal debt, net due within one year			$552,644	$65,438
________________________________________________________
(1) Includes an unamortized discount of $43,282 and $36,313 at September 30, 2026 and December 31, 2025, respectively.
(2) See discussion in Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for extension options related to these debt obligations.
(3) See below discussion in Note 7 for details related to the Jefferson Bridge Loan Credit Agreement for the Jefferson Taxable Series 2024B Bonds.
(4) Per a mandatory prepayment clause in our Term Loan Credit Agreement, we are required to use the net proceeds from the sale of Long Ridge Energy & Power LLC to pay down a portion of the Term Loan. As such, we have classified an estimate of the portion of the Term Loan that will

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
be paid upon completion of the sale as short-term and have accrued for a portion of the incremental payment required at the time of the settlement under the multiple-on-invested-capital (“MOIC”) provision as of September 30, 2026.
(5) As of September 30, 2026, these debt instruments were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
As of September 30, 2026 and December 31, 2025, the weighted average interest rates on our short-term borrowings were 9.3% and 9.7%, respectively.
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
The Company used the net proceeds from the Term Loan to repay in full all outstanding principal and interest (together with fees, expenses and other amounts owed in connection therewith) under (i) that certain Credit Agreement, dated as of August 25, 2025, among the Company, the lenders party thereto and Barclays Bank PLC (the “the Bridge Loan Credit Agreement”) and (ii) the June 2025 Jefferson Credit Agreement. We recognized the following costs due to the extinguishment of debt, which are included in Interest expense on the Consolidated Statements of Operations: (i) $39.5 million from the repayment of the Bridge Loan Credit Agreement and (ii) $6.5 million from the repayment of the June 2025 Jefferson Credit Agreement in connection with this transaction.
In connection with the Term Loan, the Company and certain of its subsidiaries provided a first-priority security interest in substantially all of their respective assets, subject to customary exceptions and exclusions. Additionally, the Term Loan is subject to a 1.25x MOIC total lender return provision, payable in cash upon any partial or full repayment, prepayment, maturity or acceleration of the Term Loan. The sale of Long Ridge invokes a mandatory prepayment provision associated with proceeds from the sale (see Note 2 for additional details). The Company currently estimates the sale of Long Ridge to occur in November 2026. As of September 30, 2026, the Company recorded a total liability of $45.3 million related to the MOIC, of which $25.7 million and $19.6 million were recorded in current and non-current Debt, net, respectively, on the Consolidated Balance Sheet and included in the outstanding principal balance of the Term Loan. Changes in the MOIC liability are recognized through interest expense.
We incurred $6.4 million of issuance costs related to the Term Loan Credit Agreement.
On June 26, 2026, in connection with the acquisition of Tidewater (see Note 2 for additional details), we upsized our Term Loan Credit Agreement by approximately $61.9 million with the same terms as the original Term Loan Credit Agreement and made certain other amendments to the Term Loan Credit Agreement. The Company recorded costs to modify the debt of $1.1 million, which are included in Interest expense on the Consolidated Statements of Operations.
Jefferson Terminal Bridge Loan Credit Agreement
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
Proceeds from the Jefferson Bridge Loan Credit Agreement and the July 2026 Jefferson Credit Agreement (as defined below) were used to (i) repay at maturity all amounts outstanding under the Jefferson Taxable Series 2024B Bonds, (ii) fund a portion of the debt service reserve account required under the Jefferson Bridge Loan Credit Agreement and (iii) pay certain fees, costs and expenses incurred in connection with the transactions noted above.
Long Ridge Acquiom Loan Amendments
On April 29, 2026 and June 16, 2026, Long Ridge Energy & Power LLC entered into Third and Fourth Amendments to the Credit Agreement, respectively, which amended that certain Credit Agreement, dated as of May 7, 2025, among Long Ridge Energy & Power LLC, Ohio River Partners Shareholder LLC, the lenders party thereto and Acquiom Agency Services LLC (the “Long Ridge Acquiom Loan”) to, among other things, refinance all outstanding indebtedness under the existing Long Ridge Acquiom Loan and borrow an additional $19.5 million in the form of incremental loans. In connection with these amendments, we recorded costs to modify the debt of $0.5 million, which are included in Interest expense on the Consolidated Statements of Operations. As of September 30, 2026, the Long Ridge Acquiom Loan was classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
DRP Letter of Credit
On June 10, 2026, a counterparty of our Repauno segment drew down on its letter of credit (“LC”), providing for $3.3 million, which was required to be reimbursed to the LC issuer by Repauno on or prior to July 7, 2026. The reimbursement obligation bore interest at the sum of 4.00% plus SOFR as administered by the Federal Reserve Bank of New York until it was paid off on July 7, 2026.
July 2026 Jefferson Credit Agreement
On July 1, 2026, our Jefferson Terminal segment also entered into a credit agreement (the “July 2026 Jefferson Credit Agreement”), providing for a $30.0 million secured bridge loan facility, which matures on December 15, 2026 with the option to extend the maturity date to August 31, 2027 pursuant to the terms of the July 2026 Jefferson Credit Agreement, and bears interest at the sum of 4.00% plus the SOFR as administered by the Federal Reserve Bank of New York. The sale of Long Ridge invokes a mandatory prepayment provision associated with proceeds from the sale (see Note 2 for additional details), under which the July 2026 Jefferson Credit Agreement is required to be paid in full.
Interest Expense
Interest expense in the Consolidated Statements of Operations includes costs to modify or extinguish debt of $0.1 million and $55.2 million, respectively, for the three months ended September 30, 2026 and 2025, and $47.6 million and $59.3 million, respectively, for the nine months ended September 30, 2026 and 2025.
We were in compliance with all debt covenants as of September 30, 2026.
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
Our note receivable of $13.6 million as of both September 30, 2026 and December 31, 2025, respectively, is related to CarbonFree, a business that develops technologies to capture carbon dioxide from industrial emissions sources. We elected the fair value option for this note receivable to better align the reported results with the underlying changes in the value of this note receivable, and record the balance of the note receivable in Other assets in the Consolidated Balance Sheets. The Company records interest income, which is included in Other (expense) income in the Consolidated Statements of Operations, on this note receivable using the contractual interest rate and classifies the note receivable as Level 2 within the fair value hierarchy.
The fair value of our electricity derivative liabilities of $310.6 million and $223.5 million as of September 30, 2026 and December 31, 2025, respectively, are estimated by applying the income approach, which is based on discounted projected future cash flows, and are classified as Level 2 within the fair value hierarchy. The valuation of our electricity derivatives is based on management’s best estimate of certain key assumptions, which include estimated power forward curves, probability of default, and the discount rate. As of September 30, 2026, our electricity derivative liabilities were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
Our cash and cash equivalents and restricted cash and cash equivalents consist largely of demand deposit accounts with maturities of 90 days or less when purchases are considered to be highly liquid. These instruments are valued using inputs observable in active markets for identical instruments and are therefore classified as Level 1 within the fair value hierarchy.
Except as discussed below, our financial instruments other than cash and cash equivalents and restricted cash and cash equivalents consist principally of accounts receivable, notes receivable, accounts payable and accrued liabilities, and loans payable, and their fair values approximate their carrying values based on an evaluation of pricing data, vendor quotes, and historical trading activity or due to their short maturity profiles. There have been no changes in Level 1, Level 2, and Level 3 and

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended September 30, 2026 and December 31, 2025.
In August 2025, FIP RR Holdings LLC (“RR Holdings”), a subsidiary of the Company, issued warrants (“Series A Warrants - RailCo”) in connection with the Wheeling Acquisition. The fair value of the Series A Warrants - RailCo is estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement. The fair value of the Series A Warrants - RailCo is primarily based on the underlying shares of RR Holdings. The Series A Warrants - RailCo are classified as a liability due to certain provisions which may result in a cash settlement, and are therefore presented within Warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value on a recurring basis, with changes in fair value of $25.6 million and $0.5 million, respectively, for the three months ended September 30, 2026 and 2025 and $26.5 million and $0.5 million, respectively, for the nine months ended September 30, 2026 and 2025 presented within Other (expense) income in the Consolidated Statements of Operations. The following table presents the key inputs applied in the valuation of the warrant liabilities:

	September 30, 2026	December 31, 2025
Number of units	172,500	172,500
Fair value at grant date ($ millions)	$85.8	$85.8
Strike price	$593.15	$761.05
Expected volatility	35.00%	35.00%
Risk free interest rate	4.3%	3.6%
Expected dividend yield	—%	—%
Expected term	0.5 years	2.8 years
Warrant fair value (per share)	$626.75	$473.04
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Balance Sheet using significant unobservable (Level 3) inputs:

Warrants
Beginning balance, December 31, 2025	$(81,599)
Unrealized losses	(26,516)
Ending balance, September 30, 2026	$(108,115)
The fair value of our bonds, notes payable and loans payable reported as Debt, net in the Consolidated Balance Sheets are presented in the table below:

	September 30, 2026	December 31, 2025
Series 2020A Bonds (1)	$108,034	$115,979
Series 2021A Bonds (1)	99,701	120,448
Series 2021B Bonds (1)	184,946	182,630
Series 2024A Bonds (1)	141,551	160,802
Series 2024B Bonds (1)	—	222,949
Series 2025 Bonds (1)	307,745	309,285
Senior Notes due 2032 (1) (2)	—	638,880
EB-5 Loan Agreement	24,820	25,536
EB-5.2 Loan Agreement	9,298	9,529
EB-5.3 Loan Agreement	25,844	25,315
________________________________________________________
(1) Fair value is based upon market prices for similar municipal securities.
(2) As of September 30, 2026, the Senior Notes due 2032 were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details).
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
As of September 30, 2026, we have a $10.0 million letter of credit and a $1.0 million letter of credit that have been provided to electricity swap counterparties and will mature on February 26, 2028 and February 10, 2027, respectively.
Refer to Note 8 for our fair value measurement of derivative financial instruments.
The following table presents information related to our outstanding derivative contracts as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	741,777	$—	$(310,569)	2 to 5 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	1,142	—	2 Years
Total		$1,142	$(310,569)

	December 31, 2025
	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Term
Derivatives Designated as Cash Flow Hedges:
Electricity Swaps (MWh)	774,728	$—	$(222,894)	3 to 6 Years
Non-Hedge Derivative Instruments:
Interest Rate Swaps ($)	200,000	—	(432)	2 Years
Natural Gas Forward Prices (MMBtu)	2,425	—	(171)	0 Years
Total		$—	$(223,497)
As of September 30, 2026, derivative assets and liabilities were classified as assets held for sale and liabilities held for sale, respectively, on the Consolidated Balance Sheet (refer to Note 2 for additional details).
The following table presents the pre-tax gains (losses) recognized in accumulated other comprehensive loss and earnings related to all derivative instruments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Flow Hedges
Losses recognized in accumulated other comprehensive loss:
Electricity swaps	$(66,372)	$(38,618)	$(105,275)	$(80,518)
Total	$(66,372)	$(38,618)	$(105,275)	$(80,518)
(Losses) gains reclassified from accumulated other comprehensive loss to earnings:
Electricity swaps	$(11,177)	$5,235	$(31,868)	$6,960
Total	$(11,177)	$5,235	$(31,868)	$6,960
Gains (losses) recognized in earnings related to:
Not designated as hedging instruments:
Interest rate swaps	$854	$241	$1,575	$(586)
Natural gas forwards	—	—	(1,222)	—
Total	$854	$241	$353	$(586)

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

	Three Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$2,070	$672	$—	$—	$—	$2,742
Rail revenues	94,804	—	—	—	2	94,806
Terminal services revenues	6,300	24,224	3,647	423	—	34,594
Roadside services revenues	—	—	—	—	17,345	17,345
Power revenues	—	—	—	60,292	—	60,292
Gas revenues	—	—	—	8,162	—	8,162
Other revenue	1,025	—	7	—	—	1,032
Total revenues	$104,199	$24,896	$3,654	$68,877	$17,347	$218,973

	Nine Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Corporate and Other	Total
Lease income	$6,043	$1,967	$—	$—	$—	$8,010
Rail revenues	265,211	—	—	—	692	265,903
Terminal services revenues	6,467	74,563	10,388	1,264	—	92,682
Roadside services revenues	—	—	—	—	45,396	45,396
Power revenues	—	—	—	148,488	—	148,488
Gas revenues	—	—	—	29,975	—	29,975
Other revenue	3,640	—	11	—	—	3,651
Total revenues	$281,361	$76,530	$10,399	$179,727	$46,088	$594,105

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
As of September 30, 2026 and December 31, 2025, we recorded capitalized contract cost of $14.9 million and $18.6 million, of which $3.4 million and $4.9 million are included in Other current assets and $11.5 million and $13.7 million are included in Other assets on the Consolidated Balance Sheets, respectively. Capitalized contract cost is amortized using the straight-line method, over the expected contract term. We recorded $1.2 million of amortization during both the three months ended September 30, 2026 and 2025, and $3.7 million of amortization during both the nine months ended September 30, 2026 and 2025, which is included in Operating expenses in the Consolidated Statements of Operations.
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
As of September 30, 2026, the Incentive Plan provides for the issuance of up to 30.0 million shares. We account for equity-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation and we report equity-based compensation within Operating expenses and General and administrative in the Consolidated Statements of Operations.
Director Compensation
During the nine months ended September 30, 2026, we issued 19,166 shares of common stock to certain directors as compensation.
Stock Options
In connection with our February 2025 offering of Series B Preferred Stock ("Convertible Preferred Stock") (see Note 15), the Company issued to the Manager, options to purchase 2.9 million shares of common stock at a per share exercise price of $5.61, which had a grant date fair value of $7.4 million.
Subsidiary Stock-Based Compensation
During the nine months ended September 30, 2026, we issued restricted shares of our subsidiary that had a grant date fair value of $0.5 million and generally vest over three years. These awards are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods. The fair value of these awards was based on the fair value of the operating subsidiary on each grant date, which was estimated using a discounted cash flow analysis that requires the application

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
of discount factors and terminal multiples to projected cash flows. Discount factors and terminal multiples were based on market-based inputs and transactions, as available at the measurement date.
The following table presents the expense related to our subsidiary stock-based compensation arrangements recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Restricted shares	$1,985	$118	$7,350	$258	$917	0.3
Common units	424	354	1,313	1,070	1,248	0.6
Total	$2,409	$472	$8,663	$1,328	$2,165
Restricted Stock Units to Subsidiary Employees
During the nine months ended September 30, 2026, we issued restricted stock units (“RSUs”) of our common stock that had a grant date fair value of $16.1 million, based on the closing price of FIP’s stock on the grant date, and vest over three years. These awards were made to employees of certain of our subsidiaries, are subject to continued employment, and the compensation expense is recognized ratably over the vesting periods.
The following table presents the expense related to our RSUs to subsidiary employees recognized in the Consolidated Statements of Operations:

	Expense Recognized During the Three Months Ended September 30,		Expense Recognized During the Nine Months Ended September 30,		Remaining Expense To Be Recognized, If All Vesting Conditions Are Met	Weighted Average Remaining Contractual Term (in years)
	2026	2025	2026	2025
Restricted stock units	$1,245	$1,050	$11,333	$2,339	$4,577	0.8
Total	$1,245	$1,050	$11,333	$2,339	$4,577
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
As of and for the nine months ended September 30, 2026, we had not established a liability for uncertain tax positions as no such positions existed. In general, our tax returns and the tax returns of our corporate subsidiaries are subject to U.S. federal, state and local income tax examinations by tax authorities. Generally, we are not subject to examination by taxing authorities for tax years prior to 2022.
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
The following table summarizes the management fees, income incentive allocation and capital gains incentive allocation included in these consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fee	$3,113	$3,782	$10,882	$10,004
Income incentive fee	—	—	—	—
Capital gains incentive fee	—	—	—	—
Total	$3,113	$3,782	$10,882	$10,004
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table summarizes our reimbursements to the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Classification in the Consolidated Statements of Operations:
General and administrative	$1,749	$1,433	$4,940	$4,702
Acquisition and transaction expenses	1,189	962	3,097	2,480
Total	$2,938	$2,395	$8,037	$7,182
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
The following table summarizes amounts due to the Manager, which are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Accrued management fees	$10,882	$12,172
Other payables	9,736	9,181
As of September 30, 2026 and December 31, 2025, there were no receivables from the Manager.
Other Affiliate Transactions
As of September 30, 2026 and December 31, 2025, certain employees of the Manager and their related parties collectively own an approximately 20% interest in Jefferson Terminal which has been accounted for as a component of non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements. The carrying amount of this non-controlling interest at September 30, 2026 and December 31, 2025 was $(200.6) million and $(162.8) million, respectively.
The following table presents the amount of this non-controlling interest share of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlling interest share of net loss	$(13,133)	$(11,162)	$(37,887)	$(32,826)
In October 2022, we entered into a shareholder loan agreement with Long Ridge. Refer to Note 2 for additional information post acquisition.
The Company subleased a portion of office space from an entity controlled by certain employees of the Manager from February 2023 through May 2026. For the nine months ended September 30, 2026 and 2025, the Company incurred approximately $0.7 million and $0.4 million of rent and office related expenses, respectively.
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
On April 29, 2026, we entered into the Agreement to sell Long Ridge Energy & Power LLC (see Note 2 for additional details), which was approved by the Federal Energy Regulatory Commission on November 4, 2026 (see Note 18 for additional details), and we expect to close by the end of November 2026. As such, we have recorded Long Ridge Energy & Power LLC, included in our Power and Gas segment, as held-for-sale as of the date of the Agreement through regulatory approval and closing of the sale. On June 26, 2026, we acquired Tidewater, a barge and rail transloading company with operations in Ohio, West Virginia and Texas (see Note 2 for additional details), which will be included in our Railroad segment as of the acquisition date. Additionally, on June 30, 2026, we sold our KRS business (see Note 2 for additional details), which was included within the Corporate and Other segment.
Adjusted EBITDA is defined as net income (loss) attributable to common stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains (losses) on the modification or extinguishment of capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable and convertible preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following tables set forth certain information for each reportable segment as provided to and evaluated by the CODM:
I. For the Three Months Ended September 30, 2026

	Three Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$104,199	$24,896	$3,654	$68,877	$—	$17,347	$218,973

Expenses
Operating expenses	57,666	18,525	5,133	22,291	—	16,987	120,602
General and administrative	—	—	—	—	—	4,180	4,180
Acquisition and transaction expenses	2,161	90	—	3,172	—	2,064	7,487
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,113	3,113
Depreciation and amortization	20,058	12,286	2,708	—	—	276	35,328
Asset impairment	—	—	—	28,587	—	—	28,587
Total expenses	79,885	30,901	7,841	54,050	—	26,620	199,297

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(590)	—	(590)
Gain on sale of assets, net	37	—	—	—	—	—	37
Interest expense	(2,460)	(20,624)	(3,368)	(26,907)	—	(63,165)	(116,524)
Other (expense) income	(25,514)	550	554	217	952	(246)	(23,487)
Total other (expense) income	(27,937)	(20,074)	(2,814)	(26,690)	362	(63,411)	(140,564)
(Loss) income before income taxes	(3,623)	(26,079)	(7,001)	(11,863)	362	(72,684)	(120,888)
Provision for income taxes	2,219	20	—	—	—	7	2,246
Net (loss) income	(5,842)	(26,099)	(7,001)	(11,863)	362	(72,691)	(123,134)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries - common stockholders	(245)	(13,133)	(322)	273	—	55	(13,372)
Less: Preferred dividends and accretion on redeemable non-controlling interests	34,284	—	—	—	—	—	34,284
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	1,511	1,511
Less: Convertible preferred stock dividend	—	—	—	—	—	4,677	4,677
Net (loss) income attributable to common stockholders	$(39,881)	$(12,966)	$(6,679)	$(12,136)	$362	$(78,934)	$(150,234)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net (loss) income attributable to common stockholders:

	Three Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$47,421	$14,178	$(718)	$40,939	$362	$(6,853)	$95,329
Add: Non-controlling share of Adjusted EBITDA	552	8,181	287	407	—	20	9,447
Add: Equity in losses of unconsolidated entities	—	—	—	—	(590)	—	(590)
Less: Interest and other costs on pension and OPEB liabilities	142	—	—	—	—	—	142
Less: Dividends and accretion of redeemable and convertible preferred stock	(34,284)	—	—	—	—	(6,188)	(40,472)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	590	—	590
Less: Interest expense	(2,460)	(20,624)	(3,368)	(26,907)	—	(63,165)	(116,524)
Less: Depreciation and amortization expense	(20,058)	(13,519)	(2,708)	7,078	—	(276)	(29,483)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	(28,587)	—	—	(28,587)
Less: Changes in fair value of non-hedge derivative instruments	(25,592)	—	—	—	—	—	(25,592)
Less: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	(2,161)	(90)	—	(3,172)	—	(2,064)	(7,487)
Less: Equity-based compensation expense	(424)	(1,072)	(172)	(1,894)	—	(91)	(3,653)
Less: Provision for income taxes	(2,219)	(20)	—	—	—	(7)	(2,246)
Less: Other non-recurring items	(798)	—	—	—	—	(310)	(1,108)
Net (loss) income attributable to common stockholders	$(39,881)	$(12,966)	$(6,679)	$(12,136)	$362	$(78,934)	$(150,234)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
II. For the Nine Months Ended September 30, 2026

	Nine Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$281,361	$76,530	$10,399	$179,727	$—	$46,088	$594,105

Expenses
Operating expenses	155,764	63,078	17,816	74,989	2	46,680	358,329
General and administrative	—	—	—	—	—	11,408	11,408
Acquisition and transaction expenses	6,260	90	—	6,218	115	7,645	20,328
Management fees and incentive allocation to affiliate	—	—	—	—	—	10,882	10,882
Depreciation and amortization	59,057	36,270	7,946	21,485	—	772	125,530
Asset impairment	—	—	—	88,967	—	2,808	91,775
Total expenses	221,081	99,438	25,762	191,659	117	80,195	618,252

Other (expense) income
Equity in losses of unconsolidated entities	—	—	—	—	(1,668)	—	(1,668)
Gain (loss) on sale of assets, net	28	—	—	(573)	—	—	(545)
Interest expense	(5,864)	(56,924)	(6,724)	(76,153)	—	(206,354)	(352,019)
Other (expense) income	(25,395)	1,918	2,542	2,448	2,528	(1,257)	(17,216)
Total other (expense) income	(31,231)	(55,006)	(4,182)	(74,278)	860	(207,611)	(371,448)
Income (loss) before income taxes	29,049	(77,914)	(19,545)	(86,210)	743	(241,718)	(395,595)
Provision for (benefit from) income taxes	8,754	368	2	(14,951)	—	20	(5,807)
Net income (loss)	20,295	(78,282)	(19,547)	(71,259)	743	(241,738)	(389,788)
Less: Net (loss) income attributable to non-controlling interests in consolidated subsidiaries	(506)	(37,887)	(896)	152	—	128	(39,009)
Less: Preferred dividends and accretion on redeemable non-controlling interests	104,735	—	—	—	—	—	104,735
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	2,168	2,168
Less: Convertible preferred stock dividend	—	—	—	—	—	13,541	13,541
Net (loss) income attributable to common stockholders	$(83,934)	$(40,395)	$(18,651)	$(71,411)	$743	$(257,575)	$(471,223)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net (loss) income attributable to common stockholders:

	Nine Months Ended September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$130,010	$41,629	$(2,807)	$94,779	$858	$(22,435)	$242,034
Add: Non-controlling share of Adjusted EBITDA	1,256	24,723	764	976	—	47	27,766
Add: Equity in losses of unconsolidated entities	—	—	—	—	(1,668)	—	(1,668)
Less: Interest and other costs on pension and OPEB liabilities	425	—	—	—	—	—	425
Less: Dividends and accretion of redeemable and convertible preferred stock	(104,735)	—	—	—	—	(15,709)	(120,444)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	1,668	—	1,668
Less: Interest expense	(5,864)	(56,924)	(6,724)	(76,153)	—	(206,354)	(352,019)
Less: Depreciation and amortization expense	(59,057)	(39,968)	(7,946)	(3,884)	—	(772)	(111,627)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	(88,967)	—	(2,808)	(91,775)
Less: Changes in fair value of non-hedge derivative instruments	(26,516)	—	—	171	—	—	(26,345)
Less: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	(6,260)	(90)	—	(6,218)	(115)	(7,645)	(20,328)
Less: Equity-based compensation expense	(1,313)	(9,397)	(1,936)	(7,066)	—	(379)	(20,091)
Less: (Provision for) benefit from income taxes	(8,754)	(368)	(2)	14,951	—	(20)	5,807
Less: Other non-recurring items	(3,126)	—	—	—	—	(1,500)	(4,626)
Net (loss) income attributable to common stockholders	$(83,934)	$(40,395)	$(18,651)	$(71,411)	$743	$(257,575)	$(471,223)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
III. Three Months Ended September 30, 2025

	Three Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$42,913	$21,131	$2,954	$58,634	$—	$14,924	$140,556

Expenses
Operating expenses	22,562	16,400	5,724	15,111	—	15,188	74,985
General and administrative	—	—	—	—	—	3,202	3,202
Acquisition and transaction expenses	(459)	—	998	162	—	2,520	3,221
Management fees and incentive allocation to affiliate	—	—	—	—	—	3,782	3,782
Depreciation and amortization	5,151	11,358	2,489	15,568	—	247	34,813
Asset impairment	—	—	—	—	—	—	—
Total expenses	27,254	27,758	9,211	30,841	—	24,939	120,003

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	3,013	—	—	—	(85)	—	2,928
Gain on sale of assets, net	28	—	—	—	—	—	28
Interest expense	(80)	(17,051)	(3,012)	(28,003)	—	(80,374)	(128,520)
Other income	881	499	2,761	776	564	73	5,554
Total other income (expense)	3,842	(16,552)	(251)	(27,227)	479	(80,301)	(120,010)
Income (loss) before income taxes	19,501	(23,179)	(6,508)	566	479	(90,316)	(99,457)
Provision for (benefit from) income taxes	4,040	(39)	19	—	—	1,061	5,081
Net income (loss)	15,461	(23,140)	(6,527)	566	479	(91,377)	(104,538)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	25	(11,162)	(360)	—	—	—	(11,497)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	—	—	—	—	12,487
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	12,824	12,824
Less: Convertible preferred stock dividend	—	—	—	—	—	4,231	4,231
Less: Loss on extinguishment of preferred stock	—	—	—	—	—	36,646	36,646
Net income (loss) attributable to common stockholders	$2,949	$(11,978)	$(6,167)	$566	$479	$(145,078)	$(159,229)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to common stockholders:

	Three Months Ended September 30, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$29,128	$11,024	$660	$35,742	$479	$(6,102)	$70,931
Add: Non-controlling share of Adjusted EBITDA	141	6,933	409	—	—	—	7,483
Add: Equity in earnings (losses) of unconsolidated entities	3,013	—	—	—	(85)	—	2,928
Less: Interest and other costs on pension and OPEB liabilities	265	—	—	—	—	—	265
Less: Dividends and accretion of redeemable and convertible preferred stock	(12,487)	—	—	—	—	(53,701)	(66,188)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(8,408)	—	—	—	85	—	(8,323)
Less: Interest expense	(80)	(17,051)	(3,012)	(28,003)	—	(80,374)	(128,520)
Less: Depreciation and amortization expense	(5,151)	(12,591)	(2,489)	(6,330)	—	(247)	(26,808)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	—	—	—	—	—	—	—
Less: Changes in fair value of non-hedge derivative instruments	470	—	—	(681)	—	—	(211)
Less: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	459	—	(998)	(162)	—	(2,520)	(3,221)
Less: Equity-based compensation expense	(354)	(332)	(718)	—	—	(118)	(1,522)
Less: (Provision for) benefit from income taxes	(4,040)	39	(19)	—	—	(1,061)	(5,081)
Less: Other non-recurring items	(7)	—	—	—	—	(955)	(962)
Net income (loss) attributable to common stockholders	$2,949	$(11,978)	$(6,167)	$566	$479	$(145,078)	$(159,229)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
IV. For the Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2025
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Revenues
Total revenues	$127,684	$62,208	$9,757	$117,724	$—	$41,630	$359,003

Expenses
Operating expenses	67,631	51,512	17,839	37,448	2	42,033	216,465
General and administrative	—	—	—	—	—	12,177	12,177
Acquisition and transaction expenses	2,417	68	3,294	2,628	—	7,033	15,440
Management fees and incentive allocation to affiliate	—	—	—	—	—	10,004	10,004
Depreciation and amortization	15,216	33,888	7,479	36,676	—	564	93,823
Asset impairment	4,401	—	—	—	—	—	4,401
Total expenses	89,665	85,468	28,612	76,752	2	71,811	352,310

Other income (expense)
Equity in earnings (losses) of unconsolidated entities	3,013	—	—	10,588	(7,404)	50	6,247
(Loss) gain on sale of assets, net	(96)	—	—	119,952	—	—	119,856
Interest expense	(331)	(50,424)	(7,854)	(61,807)	—	(114,493)	(234,909)
Other income	1,668	2,507	2,864	3,361	1,829	70	12,299
Total other income (expense)	4,254	(47,917)	(4,990)	72,094	(5,575)	(114,373)	(96,507)
Income (loss) before income taxes	42,273	(71,177)	(23,845)	113,066	(5,577)	(144,554)	(89,814)
Provision for (benefit from) income taxes	5,620	720	56	(42,457)	—	580	(35,481)
Net income (loss)	36,653	(71,897)	(23,901)	155,523	(5,577)	(145,134)	(54,333)
Less: Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	158	(32,825)	(1,331)	—	—	—	(33,998)
Less: Preferred dividends and accretion on redeemable non-controlling interests	12,487	—	—	—	—	—	12,487
Less: Dividends and accretion of redeemable preferred stock	—	—	—	—	—	55,622	55,622
Less: Convertible preferred stock dividend	—	—	—	—	—	9,780	9,780
Less: Loss on extinguishment of preferred stock	—	—	—	—	—	36,646	36,646
Net income (loss) attributable to common stockholders	$24,008	$(39,072)	$(22,570)	$155,523	$(5,577)	$(247,182)	$(134,870)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to common stockholders:

	Nine Months Ended September 30, 2025
		Port and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Adjusted EBITDA	$69,723	$30,056	$(2,874)	$196,803	$(323)	$(21,319)	$272,066
Add: Non-controlling share of Adjusted EBITDA	263	20,837	1,192	—	—	—	22,292
Add: Equity in earnings (losses) of unconsolidated entities	3,013	—	—	10,588	(7,404)	50	6,247
Less: Interest and other costs on pension and OPEB liabilities	794	—	—	—	—	—	794
Less: Dividends and accretion of redeemable and convertible preferred stock	(12,487)	—	—	—	—	(102,048)	(114,535)
Less: Pro-rata share of Adjusted EBITDA from unconsolidated entities	(8,408)	—	—	(6,503)	2,150	38	(12,723)
Less: Interest expense	(331)	(50,424)	(7,854)	(61,807)	—	(114,493)	(234,909)
Less: Depreciation and amortization expense	(15,216)	(37,586)	(7,479)	(22,706)	—	(564)	(83,551)
Less: Incentive allocations	—	—	—	—	—	—	—
Less: Asset impairment charges	(4,401)	—	—	—	—	—	(4,401)
Less: Changes in fair value of non-hedge derivative instruments	470	—	—	(681)	—	—	(211)
Less: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—	—
Less: Acquisition and transaction expenses	(2,417)	(68)	(3,294)	(2,628)	—	(7,033)	(15,440)
Less: Equity-based compensation expense	(1,070)	(1,167)	(1,170)	—	—	(278)	(3,685)
Less: (Provision for) benefit from income taxes	(5,620)	(720)	(56)	42,457	—	(580)	35,481
Less: Other non-recurring items	(305)	—	(1,035)	—	—	(955)	(2,295)
Net income (loss) attributable to common stockholders	$24,008	$(39,072)	$(22,570)	$155,523	$(5,577)	$(247,182)	$(134,870)

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
V. Balance Sheet
The following tables set forth the summarized balance sheet. All property, plant and equipment and leasing equipment are located in North America.

	September 30, 2026
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$99,053	$84,580	$42,790	$5	$1,093	$42,977	$270,498
Non-current assets	2,045,209	1,083,375	584,884	369	52,595	44,170	3,810,602
Assets held for sale	4,510	—	—	1,614,214	—	—	1,618,724
Total assets	2,148,772	1,167,955	627,674	1,614,588	53,688	87,147	5,699,824

Total debt, net	47,522	956,367	397,094	—	—	1,426,749	2,827,732

Current liabilities	101,305	328,918	88,744	3,110	18	322,972	845,067
Non-current liabilities	566,686	759,405	358,534	—	—	1,194,532	2,879,157
Liabilities held for sale	—	—	—	1,527,557	—	—	1,527,557
Total liabilities	667,991	1,088,323	447,278	1,530,667	18	1,517,504	5,251,781

Redeemable preferred stock	1,038,030	—	—	—	—	154,810	1,192,840

Non-controlling interests in equity of consolidated subsidiaries	4,621	(212,138)	(5,044)	12,060	—	128	(200,373)
Total equity	442,751	79,632	180,396	83,921	53,670	(1,585,167)	(744,797)
Total liabilities, redeemable preferred stock and equity	$2,148,772	$1,167,955	$627,674	$1,614,588	$53,688	$87,147	$5,699,824

	December 31, 2025
		Ports and Terminals
	Railroad	Jefferson Terminal	Repauno	Power and Gas	Sustainability and Energy Transition	Corporate and Other	Total
Current assets	$90,394	$100,455	$165,765	$84,222	$14,716	$28,459	$484,011
Non-current assets	2,010,137	1,112,460	450,928	1,637,568	32,383	21,174	5,264,650
Total assets	2,100,531	1,212,915	616,693	1,721,790	47,099	49,633	5,748,661

Total debt, net	48,841	959,720	385,759	1,154,374	—	1,225,479	3,774,173

Current liabilities	80,532	121,528	38,964	125,740	910	42,323	409,997
Non-current liabilities	453,909	988,828	390,140	1,334,995	—	1,226,809	4,394,681
Total liabilities	534,441	1,110,356	429,104	1,460,735	910	1,269,132	4,804,678

Redeemable preferred stock	937,578	—	—	—	—	152,642	1,090,220

Non-controlling interests in equity of consolidated subsidiaries	5,996	(174,252)	(4,148)	4,843	—	—	(167,561)
Total equity	628,512	102,559	187,589	261,055	46,189	(1,372,141)	(146,237)
Total liabilities, redeemable preferred stock and equity	$2,100,531	$1,212,915	$616,693	$1,721,790	$47,099	$49,633	$5,748,661

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
15. REDEEMABLE PREFERRED STOCK
Series B Preferred Stock - Redeemable Convertible Preferred Stock
As of September 30, 2026, the Company has $27.7 million of cumulative dividends increasing the liquidation preference on the Series B Preferred Stock. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $1.5 million and $2.2 million for the three and nine months ended September 30, 2026, respectively.
If the Series B Preferred Stock were redeemed due to a change in control as of September 30, 2026, it would be redeemable for $191.4 million.
If the Series B Preferred Stock were converted at the option of the holder as of September 30, 2026, it would be converted to 22,941,202 shares of common stock. The Company would have an obligation to pay cash of $1.9 million for shares over the Share Cap on an optional conversion at September 30, 2026.
Series A Preferred Stock - RailCo - Redeemable Preferred Stock - Non-Controlling Interest
As of September 30, 2026, RR Holdings had $121.4 million of PIK dividends increasing its Series A Preferred Units (“Series A Preferred Stock - RailCo”) balance. Dividends recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations totaled $29.0 million and $10.4 million, respectively, for the three months ended September 30, 2026 and 2025 and $84.1 million and $10.4 million, respectively, for the nine months ended September 30, 2026 and 2025.
The Company has presented the Series A Preferred Stock - RailCo in temporary equity and is accreting the discount and issuance costs using the interest method to the earliest redemption date of August 25, 2032. Such accretion, recorded in Dividends and accretion of redeemable preferred stock on the Consolidated Statements of Operations, totaled $5.2 million and $15.7 million for the three and nine months ended September 30, 2026, respectively.
As of September 30, 2026, the Series A Preferred Stock - RailCo shares would be redeemable at a redemption price per share of $1,391.89.
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

FTAI INFRASTRUCTURE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in tables in thousands, unless otherwise noted)
The calculation of basic and diluted loss per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss	$(123,134)	$(104,538)	$(389,788)	$(54,333)
Less: Net loss attributable to non-controlling interests in consolidated subsidiaries	(13,372)	(11,497)	(39,009)	(33,998)
Less: Preferred dividends and accretion on redeemable non-controlling interests	34,284	12,487	104,735	12,487
Less: Dividends and accretion of redeemable preferred stock	1,511	12,824	2,168	55,622
Less: Convertible preferred stock dividend	4,677	4,231	13,541	9,780
Less: Loss on extinguishment of preferred stock	—	$36,646	—	$36,646
Net loss attributable to common stockholders - Basic	$(150,234)	$(159,229)	$(471,223)	$(134,870)
Less: Adjustments attributable to dilutive securities	—	54	—	54
Net loss attributable to common stockholders - Diluted	$(150,234)	$(159,283)	$(471,223)	$(134,924)
Weighted Average Common Stock Outstanding - Basic	118,181,737	115,555,973	117,683,855	114,851,106
Weighted Average Common Stock Outstanding - Diluted	118,181,737	115,555,973	117,683,855	114,851,106

Loss per share:
Basic	$(1.27)	$(1.38)	$(4.00)	$(1.17)
Diluted (1)	$(1.27)	$(1.38)	$(4.00)	$(1.18)
________________________________________________________
(1) Diluted loss per share for the three and nine months ended September 30, 2026 and 2025 includes the dilutive effect of subsidiary earnings per share and convertible preferred stock.
For the three months ended September 30, 2026 and 2025, 24,810,808 and 20,258,933 shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, 24,335,054 and 15,857,542 shares of common stock, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive.
For the three months ended September 30, 2026 and 2025, 3,892,566 and 3,892,566 of warrants, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, 3,892,566 and 3,779,745 of warrants, respectively, have been excluded from the calculation of Diluted loss per share because the impact would be anti-dilutive.
Common Stock Warrants
As of September 30, 2026, there were no changes to the number of the Company’s outstanding equity classified stock warrants. The weighted average exercise price was $9.64 and $9.76 as of September 30, 2026 and December 31, 2025, respectively. The weighted average exercise price as of September 30, 2026 includes adjustments for quarterly dividend payments.
The weighted average remaining contractual term of the outstanding warrants as of September 30, 2026 is 3.8 years. The aggregate intrinsic value of the warrants as of September 30, 2026 is $— million.
17. COMMITMENTS AND CONTINGENCIES
In the normal course of business we, and our subsidiaries, may be involved in various claims, legal proceedings, or may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications.
18. SUBSEQUENT EVENTS
Dividends
On November 4, 2026, our board of directors declared a cash dividend on our common stock of $0.03 per share for the quarter ended September 30, 2026, payable on December 7, 2026 to the holders of record on November 23, 2026.
Regulatory Approval for the Sale of Long Ridge Energy & Power LLC
On November 4, 2026, we received regulatory approval from the Federal Energy Regulatory Commission for the previously announced sale of Long Ridge Energy & Power LLC. The closing of the sale is expected to occur by the end of November 2026.

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
We expect to continue to invest in such market sectors, and pursue additional investment opportunities in other infrastructure businesses and assets we believe to be attractive and meet our investment objectives. Our team focuses on acquiring a diverse group of long-lived assets or operating businesses that provide mission-critical services or functions to infrastructure networks and typically have high barriers to entry, strong margins, stable cash flows and upside from earnings growth and asset appreciation driven by increased use and inflation. We believe that there are a large number of acquisition opportunities in our markets and that our Manager’s expertise and business and financing relationships, together with our access to capital and generally available capital for infrastructure projects in today’s marketplace, will allow us to take advantage of these opportunities. As of September 30, 2026, we had total consolidated assets of $5.7 billion and redeemable preferred stock and equity of $448.0 million.
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
On April 29, 2026, we entered into an agreement (the “Agreement”) to sell Long Ridge Energy & Power LLC (see Note 2 for additional details), which was approved by the Federal Energy Regulatory Commission on November 4, 2026 (see Note 18 for additional details), and we expect to close by the end of November 2026. As such, we have recorded Long Ridge Energy & Power LLC, included in our Power and Gas segment, as held-for-sale as of the date of the Agreement through regulatory approval and closing of the sale. On June 26, 2026 (the “acquisition date”), we acquired Tidewater, a barge and rail transloading company with operations in Ohio, West Virginia and Texas (see Note 2 for additional details), which will be included in our Railroad segment as of the acquisition date. Additionally, on June 30, 2026, we sold our KRS business (see Note 2 for additional details), which was included within the Corporate and Other segment.
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
Adjusted EBITDA is defined as net income (loss) attributable to common stockholders, adjusted (a) to exclude the impact of provision for (benefit from) income taxes, equity-based compensation expense, acquisition and transaction expenses, gains

(losses) on the modification or extinguishment of capital lease obligations, changes in fair value of non-hedge derivative instruments, asset impairment charges, incentive allocations, depreciation and amortization expense, interest expense, interest and other costs on pension and OPEB liabilities, dividends and accretion of redeemable and convertible preferred stock, and other non-recurring items, (b) to include the impact of our pro-rata share of Adjusted EBITDA from unconsolidated entities, and (c) to exclude the impact of equity in earnings (losses) of unconsolidated entities and the non-controlling share of Adjusted EBITDA.
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

Comparison of the three and nine months ended September 30, 2026 and 2025
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$2,742	$1,210	$1,532	$8,010	$3,793	$4,217
Rail revenues	94,806	42,906	51,900	265,903	127,372	138,531
Terminal services revenues	34,594	23,670	10,924	92,682	70,659	22,023
Roadside services revenues	17,345	14,529	2,816	45,396	40,722	4,674
Power revenues	60,292	56,517	3,775	148,488	110,307	38,181
Gas revenues	8,162	1,724	6,438	29,975	5,870	24,105
Other revenue	1,032	—	1,032	3,651	280	3,371
Total revenues	218,973	140,556	78,417	594,105	359,003	235,102

Expenses
Operating expenses	120,602	74,985	45,617	358,329	216,465	141,864
General and administrative	4,180	3,202	978	11,408	12,177	(769)
Acquisition and transaction expenses	7,487	3,221	4,266	20,328	15,440	4,888
Management fees and incentive allocation to affiliate	3,113	3,782	(669)	10,882	10,004	878
Depreciation and amortization	35,328	34,813	515	125,530	93,823	31,707
Asset impairment	28,587	—	28,587	91,775	4,401	87,374
Total expenses	199,297	120,003	79,294	618,252	352,310	265,942

Other (expense) income
Equity in (losses) earnings of unconsolidated entities	(590)	2,928	(3,518)	(1,668)	6,247	(7,915)
Gain (loss) on sale of assets, net	37	28	9	(545)	119,856	(120,401)
Interest expense	(116,524)	(128,520)	11,996	(352,019)	(234,909)	(117,110)
Other (expense) income	(23,487)	5,554	(29,041)	(17,216)	12,299	(29,515)
Total other expense	(140,564)	(120,010)	(20,554)	(371,448)	(96,507)	(274,941)
Loss from before income taxes	(120,888)	(99,457)	(21,431)	(395,595)	(89,814)	(305,781)
Provision for (benefit from) income taxes	2,246	5,081	(2,835)	(5,807)	(35,481)	29,674
Net loss	(123,134)	(104,538)	(18,596)	(389,788)	(54,333)	(335,455)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(13,372)	(11,497)	(1,875)	(39,009)	(33,998)	(5,011)
Less: Preferred dividends and accretion on redeemable non-controlling interests	34,284	12,487	21,797	104,735	12,487	92,248
Less: Dividends and accretion of redeemable preferred stock	1,511	12,824	(11,313)	2,168	55,622	(53,454)
Less: Convertible preferred stock dividend	4,677	4,231	446	13,541	9,780	3,761
Less: Loss on extinguishment of preferred stock	—	36,646	(36,646)	—	36,646	(36,646)
Net loss attributable to common stockholders	(150,234)	(159,229)	8,995	(471,223)	(134,870)	(336,353)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(150,234)	$(159,229)	$8,995	$(471,223)	$(134,870)	$(336,353)
Add: Provision for (benefit from) income taxes	2,246	5,081	(2,835)	(5,807)	(35,481)	29,674
Add: Equity-based compensation expense	3,653	1,522	2,131	20,091	3,685	16,406
Add: Acquisition and transaction expenses	7,487	3,221	4,266	20,328	15,440	4,888
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25,592	211	25,381	26,345	211	26,134
Add: Asset impairment charges	28,587	—	28,587	91,775	4,401	87,374
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	29,483	26,808	2,675	111,627	83,551	28,076
Add: Interest expense	116,524	128,520	(11,996)	352,019	234,909	117,110
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	(590)	8,323	(8,913)	(1,668)	12,723	(14,391)
Add: Dividends and accretion of redeemable and convertible preferred stock (3)	40,472	66,188	(25,716)	120,444	114,535	5,909
Add: Interest and other costs on pension and OPEB liabilities	(142)	(265)	123	(425)	(794)	369
Add: Other non-recurring items (4)	1,108	962	146	4,626	2,295	2,331
Less: Equity in losses (earnings) of unconsolidated entities	590	(2,928)	3,518	1,668	(6,247)	7,915
Less: Non-controlling share of Adjusted EBITDA (5)	(9,447)	(7,483)	(1,964)	(27,766)	(22,292)	(5,474)
Adjusted EBITDA (Non-GAAP)	$95,329	$70,931	$24,398	$242,034	$272,066	$(30,032)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $35,328 and $34,813, (ii) capitalized contract costs amortization of $1,233 and $1,233 and (iii) amortization of other comprehensive income of $(7,078) and $(9,238), respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $125,530 and $93,823, (ii) capitalized contract costs amortization of $3,698 and $3,698 and (iii) amortization of other comprehensive income of $(17,601) and $(13,970), respectively.
(2) Includes the following items for the three months ended September 30, 2026 and 2025: (i) net (loss) income of $(590) and $5,100, (ii) depreciation and amortization expense of $— and $1,852, (iii) provision for income taxes of $— and $1,371, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) net (loss) income of $(1,668) and $11,578, (ii) interest expense of $— and $7,648, (iii) depreciation and amortization expense of $— and $4,736, (iv) acquisition and transaction expenses of $— and $201, (v) changes in fair value of non-hedge derivative instruments of $— and $(12,822), (vi) equity method basis adjustments of $— and $10, (vii) provision for income taxes of $— and $1,371 and (viii) other non-recurring items of $— and $1, respectively.
(3) Includes the following items for the three months ended September 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $35,795 and $25,311, (ii) dividends of convertible preferred stock of $4,677 and $4,231 and (iii) loss on extinguishment of preferred stock of $— and $36,646, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $106,903 and $68,109, (ii) dividends of convertible preferred stock of $13,541 and $9,780 and (iii) loss on extinguishment of preferred stock of $— and $36,646, respectively.
(4) Includes the following items for the three months ended September 30, 2026: (i) Railroad severance and integration expenses of $798 and (ii) unrealized loss on investment of $310. Includes the following item for the three months ended September 30, 2025: (i) Railroad severance expense of $7 and (ii) non-ordinary professional fees of $955. Includes the following items for the nine months ended September 30, 2026: (i) Railroad severance and integration expenses of $3,126 and (ii) unrealized loss on investment of $1,500. Includes the following items for the nine months ended September 30, 2025: (i) incidental utility rebillings of $650, (ii) loss on inventory heel of $385, (iii) Railroad severance expense of $305 and (iv) non-ordinary professional fees of $955.
(5) Includes the following items for the three months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $299 and $120, (ii) (benefit from) provision for income taxes of $(20) and $14, (iii) interest expense of $5,370 and $4,124, (iv) depreciation and amortization expense of $3,355 and $3,079, (v) changes in fair value of non-hedge derivative instruments of $150 and $(3), (vi) acquisition and transaction expenses of $76 and $52, (vii) interest and other costs on pension and OPEB liabilities of $(1) and $(2), (viii) asset impairment charges of $(9) and $(2), (ix) equity in earnings of unconsolidated entities of $— and $31, (x) dividends and accretion of redeemable preferred stock of $225 and $72 and (xi) other non-recurring items of $2 and $(2), respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $2,366 and $344, (ii) provision for income taxes of $98 and $202, (iii) interest expense of $14,361 and $12,128, (iv) depreciation and amortization expense of $10,048 and $9,219, (v) changes in fair value of non-hedge derivative instruments of $154 and $(3), (vi) acquisition and transaction expenses of $120 and $218, (vii) interest and other costs on pension and OPEB liabilities of $(3) and $(5), (viii) asset impairment charges of $(9) and $25, (ix) equity in earnings of unconsolidated entities of $— and $31, (x) dividends and accretion of redeemable preferred stock of $616 and $72 and (xi) other non-recurring items of $15 and $61, respectively.
Revenue
Comparison of the three months ended September 30, 2026 and 2025
Total revenues increased $78.4 million due to higher revenues of $10.2 million in the Power and Gas segment, $61.3 million in the Railroad segment, $3.8 million in the Jefferson Terminal segment, $0.7 million in the Repauno segment and $2.4 million in the Corporate and Other segment.
Rail revenues increased $51.9 million primarily due to the completed acquisition of Wheeling in December 2025 and increased fuel surcharges in the Railroad segment.
Terminal services revenues increased $10.9 million primarily due to (i) an increase in average refined and ammonia product throughput volumes in the Jefferson Terminal segment, (ii) higher volumes stemming from the terminal’s current butane contract compared to when the contract initially commenced in April 2025 in the Repauno segment and (iii) an increase in Tidewater revenue due to the complete acquisition and consolidation of Tidewater in June 2026 in the Railroad segment.
Power revenues increased $3.8 million due to increased power prices at Long Ridge Energy & Power LLC.
Gas revenues increased $6.4 million due to an increase in third party sales at Long Ridge West Virginia LLC.
Roadside services revenues increased $2.8 million due to an increase in roadside services at FYX.
Comparison of the nine months ended September 30, 2026 and 2025
Total revenues increased $235.1 million primarily due to higher revenues of $153.7 million in the Railroad segment, $14.3 million in the Jefferson Terminal segment, $62.0 million in the Power and Gas segment, $0.6 million in the Repauno segment and $4.5 million in the Corporate and Other segment.
Rail revenues increased $138.5 million primarily due to the completed acquisition of Wheeling in December 2025 and increased carloads and fuel surcharges in the Railroad segment.
Terminal services revenues increased $22.0 million primarily due to (i) an increase in average refined, crude, and ammonia product throughput volumes in the Jefferson Terminal segment, (ii) higher volumes stemming from the terminal’s current butane contract compared to when the contract initially commenced in April 2025 in the Repauno segment and (iii) an increase due to the acquisition and consolidation of Tidewater in June 2026 in the Railroad segment.
Power revenues increased $38.2 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025, as well as increased power prices.
Gas revenues increased $24.1 million primarily due to the acquisition of Long Ridge Energy & Power LLC in February 2025, as well as an increase in third party sales at Long Ridge West Virginia LLC.
Roadside services revenues increased $4.7 million due to an increase in roadside services at FYX.
Expenses
Comparison of the three months ended September 30, 2026 and 2025
Total expenses increased $79.3 million primarily due to increases in (i) operating expenses, (ii) acquisition and transaction expenses and (iii) asset impairment.
Operating expenses increased $45.6 million which primarily reflects:
•an increase of $7.2 million primarily related to increased well operations in the Power and Gas segment;
•an increase of $2.1 million primarily due to costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $35.1 million in the Railroad segment mainly due to the full inclusion of operating expenses of Wheeling after the acquisition in December 2025, as well as Tidewater after the acquisition in June 2026.
Acquisition and transaction expenses increased $4.3 million primarily due to the costs associated with the acquisition of Tidewater in the Railroad segment, as well as the costs associated with the sale of Long Ridge.
Asset impairment increased $28.6 million primarily due to a valuation allowance on assets held for sale in the current quarter for Long Ridge Energy & Power LLC in the Power and Gas segment.
Comparison of the nine months ended September 30, 2026 and 2025
Total expenses increased $265.9 million, primarily due to increases in (i) operating expenses, (ii) depreciation and amortization, (iii) acquisition and transaction expenses and (iv) asset impairment.

Operating expenses increased $141.9 million which primarily reflects:
•an increase of $37.5 million primarily related to increased well operations and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025 in the Power and Gas segment;
•an increase of $11.6 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity in the Jefferson Terminal segment; and
•an increase of $88.1 million in the Railroad segment mainly due to the full inclusion of operating expenses of Wheeling after the acquisition in December 2025 and Tidewater after the acquisition in June 2026.
Depreciation and amortization increased $31.7 million primarily due to additional assets at the Railroad segment after the acquisition of Wheeling in December 2025.
Acquisition and transaction expenses increased $4.9 million primarily due to an increase in legal and consulting fees in the Railroad segment related to the acquisition of Wheeling in December 2025 and Tidewater in June 2026 as well as an increase in costs associated with the sale of Long Ridge in the Power and Gas segment.
Asset impairment increased $87.4 million primarily due to (i) an impairment of assets at KRS which was classified as held for sale during the current quarter prior to being sold on June 30, 2026 in the Corporate and Other segment and (ii) a valuation allowance on assets held for sale in the current quarter for Long Ridge Energy & Power LLC in the Power and Gas segment, offset by a railcar adjustment that was recorded in the prior year in the Railroad segment.
Other (expense) income
Total other expense increased $20.6 million during the three months ended September 30, 2026 primarily due to:
•an increase in interest expense of $12.0 million primarily due to an increase in the average outstanding debt of approximately $452.9 million which primarily consists of (i) $396.6 million for the Bridge Loan Credit Agreement, (ii) $10.4 million for the Series 2025 Bonds and (iii) $50.0 million for the RailCo Revolver, partially offset by a decrease in costs to modify or extinguish debt primarily due to costs incurred related to the Senior Notes due 2027 in the corresponding quarter of prior year in the Corporate and Other segment;
•an increase in other expense of $29.0 million primarily due to an unfavorable fair value adjustment to the Series A Warrants - RailCo; and
•an increase of $3.5 million in equity in losses of unconsolidated entities primarily due a decrease in equity earnings of unconsolidated entities in the Railroad segment due to the pickup of equity earnings of Wheeling in the prior year due to the full consolidation of Wheeling in December 2025.
Total other expense increased $274.9 million during the nine months ended September 30, 2026 which primarily reflects
•an increase in interest expense of $117.1 million primarily due to an increase in the average outstanding debt of approximately $928.1 million which primarily consists of (i) $620.8 million for the Term Loan Credit Agreement, (ii) $159.8 million for the Series 2025 Bonds, (iii) $128.4 million for Long Ridge Energy & Power LLC debt and (iv) $50.0 million for the RailCo Revolver, partially offset by a decrease in costs to modify or extinguish debt primarily due to costs incurred related to the Senior Notes due 2027 in the corresponding quarter of prior year in the Corporate and Other segment;
•a decrease in gain on sale of assets of $120.4 million primarily due to a prior year gain from the acquisition of 100% of Long Ridge in February 2025;
•an increase in other expense of $29.5 million primarily due to an unfavorable fair value adjustment to the Series A Warrants - RailCo; and
•an increase of $7.9 million in equity in losses of unconsolidated entities primarily due to the equity pickup of Long Ridge Energy & Power LLC and Wheeling net earnings in the prior year that were not recognized in the current quarter since 100% of Long Ridge Energy & Power LLC was acquired in February 2025 and 100% of Wheeling was acquired in December 2025, and therefore no equity pickup was recorded after the acquisition, offset by a decrease in equity in losses of unconsolidated entities in the Sustainability and Energy Transition segment due to lower operating losses at GM-FTAI Holdco LLC.
Provision for (benefit from) income taxes
Provision for income taxes decreased $2.8 million during the three months ended September 30, 2026, primarily due to current period net losses compared to net income in the prior year in the Railroad segment. Benefit from income taxes decreased $29.7 million during the nine months ended September 30, 2026, primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025 in the Power and Gas segment, offset by assets being classified as held for sale at Long Ridge Energy & Power LLC in the Power and Gas segment in the current year and the completed acquisitions of Wheeling in December 2025 and Tidewater in June 2026 in the Railroad segment.

Net loss
Net loss increased $18.6 million and $335.5 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $24.4 million and decreased $30.0 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.
Railroad Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$2,070	$402	$1,668	$6,043	$1,220	$4,823
Rail revenues	94,804	42,511	52,293	265,211	126,464	138,747
Terminal services revenues	6,300	—	6,300	6,467	—	6,467
Other revenue	1,025	—	1,025	3,640	—	3,640
Total revenues	104,199	42,913	61,286	281,361	127,684	153,677

Expenses
Operating expenses	57,666	22,562	35,104	155,764	67,631	88,133
Acquisition and transaction expenses	2,161	(459)	2,620	6,260	2,417	3,843
Depreciation and amortization	20,058	5,151	14,907	59,057	15,216	43,841
Asset impairment	—	—	—	—	4,401	(4,401)
Total expenses	79,885	27,254	52,631	221,081	89,665	131,416

Other income (expense)
Equity in earnings of unconsolidated entities	—	3,013	(3,013)	—	3,013	(3,013)
Gain (loss) on sale of assets, net	37	28	9	28	(96)	124
Interest expense	(2,460)	(80)	(2,380)	(5,864)	(331)	(5,533)
Other (expense) income	(25,514)	881	(26,395)	(25,395)	1,668	(27,063)
Total other (expense) income	(27,937)	3,842	(31,779)	(31,231)	4,254	(35,485)
Income before income taxes	(3,623)	19,501	(23,124)	29,049	42,273	(13,224)
Provision for income taxes	2,219	4,040	(1,821)	8,754	5,620	3,134
Net (loss) income	(5,842)	15,461	(21,303)	20,295	36,653	(16,358)
Less: Net (loss) income attributable to non-controlling interest in consolidated subsidiaries - common stockholders	(245)	25	(270)	(506)	158	(664)
Less: Preferred dividends and accretion on redeemable non-controlling interests	34,284	12,487	21,797	104,735	12,487	92,248
Net (loss) income attributable to common stockholders	$(39,881)	$2,949	$(42,830)	$(83,934)	$24,008	$(107,942)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net (loss) income attributable to common stockholders	$(39,881)	$2,949	$(42,830)	$(83,934)	$24,008	$(107,942)
Add: Provision for income taxes	2,219	4,040	(1,821)	8,754	5,620	3,134
Add: Equity-based compensation expense	424	354	70	1,313	1,070	243
Add: Acquisition and transaction expenses	2,161	(459)	2,620	6,260	2,417	3,843
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	25,592	(470)	26,062	26,516	(470)	26,986
Add: Asset impairment charges	—	—	—	—	4,401	(4,401)
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	20,058	5,151	14,907	59,057	15,216	43,841
Add: Interest expense	2,460	80	2,380	5,864	331	5,533
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	8,408	(8,408)	—	8,408	(8,408)
Add: Dividends and accretion of redeemable and convertible preferred stock	34,284	12,487	21,797	104,735	12,487	92,248
Add: Interest and other costs on pension and OPEB liabilities	(142)	(265)	123	(425)	(794)	369
Add: Other non-recurring items (2)	798	7	791	3,126	305	2,821
Less: Equity in earnings of unconsolidated entities	—	(3,013)	3,013	—	(3,013)	3,013
Less: Non-controlling share of Adjusted EBITDA (3)	(552)	(141)	(411)	(1,256)	(263)	(993)
Adjusted EBITDA (Non-GAAP)	$47,421	$29,128	$18,293	$130,010	$69,723	$60,287
________________________________________________________
(1) Includes the following items for the three and nine months ended September 30, 2025: (i) net income of $5,185, (ii) depreciation and amortization expense of $1,852 and (iii) provision for income taxes of $1,371, respectively.
(2) Includes the following items for the three months ended September 30, 2026: Railroad severance and integration expenses of $798. Includes the following item for the three months ended September 30, 2025: Railroad severance expense of $7. Includes the following items for the nine months ended September 30, 2026: Railroad severance and integration expenses of $3,126. Includes the following item for the nine months ended September 30, 2025: Railroad severance expense of $305.
(3) Includes the following items for the three months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $3 and $2, (ii) provision for income taxes of $15 and $22, (iii) interest expense of $12 and $—, (iv) depreciation and amortization expense of $133 and $25, (v) acquisition and transaction expenses of $12 and $(4), (vi) interest and other costs on pension and OPEB liabilities of $(1) and $(2), (vii) asset impairment charges of $— and $(2), (viii) equity in earnings of unconsolidated entities of $— and $31, (ix) dividends and accretion of redeemable preferred stock of $225 and $72, (x) changes in fair value of non-hedge derivative instruments of $151 and $(3) and (xi) other non-recurring items of $2 and $—, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $8 and $6, (ii) provision for income taxes of $51 and $32, (iii) interest expense of $31 and $2, (iv) depreciation and amortization expense of $351 and $87, (v) acquisition and transaction expenses of $31 and $14, (vi) interest and other costs on pension and OPEB liabilities of $(3) and $(5), (vii) asset impairment charges of $— and $25, (viii) equity in earnings of unconsolidated entities of $— and $31, (ix) dividends and accretion of redeemable preferred stock of $616 and $72, (x) changes in fair value of non-hedge derivative instruments of $156 and $(3) and (xi) other non-recurring items of $15 and $2, respectively.
Revenues
Total revenues increased $61.3 million and $153.7 million during the three and nine months ended September 30, 2026, respectively, primarily due to the completed acquisitions of Wheeling in December 2025 and Tidewater in June 2026 and increased fuel surcharges.
Expenses
Total expenses increased $52.6 million during the three months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $35.1 million due to the completed acquisition and consolidation of Wheeling in December 2025 and Tidewater in June 2026;
•an increase in depreciation and amortization expense of $14.9 million related to depreciation expense on Wheeling assets due to the completed acquisition and consolidation in December 2025; and

•an increase in acquisition and transaction expenses $2.6 million primarily due to costs associated with the acquisition of Tidewater in June 2026.
Total expenses increased $131.4 million during the nine months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $88.1 million due to the completed acquisition and consolidation of Wheeling in December 2025 and Tidewater in June 2026;
•an increase in acquisition and transaction costs of $3.8 million related to the completed acquisition and consolidation of Wheeling in December 2025 and Tidewater in June 2026; and
•an increase in depreciation and amortization expense of $43.8 million related to depreciation expense on Wheeling assets due to the completed acquisition and consolidation in December 2025; offset by
•a decrease in asset impairment of $4.4 million primarily due to a railcar adjustment that was recorded in the prior year.
Other income (expense)
Total other expense increased $31.8 million and $35.5 million during the three and nine months ended September 30, 2026, respectively, which primarily reflects (i) an increase in interest expense on the RailCo Revolver taken in November 2025, (ii) an increase in other expense related to an unfavorable fair value adjustment on the Series A Warrants - RailCo and (iii) a decrease in equity earnings of unconsolidated entities related to the pickup of equity earnings of Wheeling in the prior year due to the full consolidation of Wheeling in December 2025.
Provision for income taxes
Provision for income taxes decreased $1.8 million during the three months ended September 30, 2026, primarily due to current period net losses compared to net income in the prior year. Provision for income taxes increased $3.1 million during the nine months ended September 30, 2026, primarily due to the completed acquisitions of Wheeling in December 2025 and Tidewater in June 2026.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $18.3 million and $60.3 million during the three and nine months ended September 30, 2026, respectively, primarily due to the activity noted above.

Jefferson Terminal Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Lease income	$672	$808	$(136)	$1,967	$2,573	$(606)
Terminal services revenues	24,224	20,323	3,901	74,563	59,635	14,928
Total revenues	24,896	21,131	3,765	76,530	62,208	14,322

Expenses
Operating expenses	18,525	16,400	2,125	63,078	51,512	11,566
Acquisition and transaction expenses	90	—	90	90	68	22
Depreciation and amortization	12,286	11,358	928	36,270	33,888	2,382
Total expenses	30,901	27,758	3,143	99,438	85,468	13,970

Other (expense) income
Interest expense	(20,624)	(17,051)	(3,573)	(56,924)	(50,424)	(6,500)
Other income	550	499	51	1,918	2,507	(589)
Total other expense	(20,074)	(16,552)	(3,522)	(55,006)	(47,917)	(7,089)
Loss before income taxes	(26,079)	(23,179)	(2,900)	(77,914)	(71,177)	(6,737)
Provision for (benefit from) income taxes	20	(39)	59	368	720	(352)
Net loss	(26,099)	(23,140)	(2,959)	(78,282)	(71,897)	(6,385)
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(13,133)	(11,162)	(1,971)	(37,887)	(32,825)	(5,062)
Net loss attributable to common stockholders	$(12,966)	$(11,978)	$(988)	$(40,395)	$(39,072)	$(1,323)

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(12,966)	$(11,978)	$(988)	$(40,395)	$(39,072)	$(1,323)
Add: Provision for (benefit from) income taxes	20	(39)	59	368	720	(352)
Add: Equity-based compensation expense	1,072	332	740	9,397	1,167	8,230
Add: Acquisition and transaction expenses	90	—	90	90	68	22
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	13,519	12,591	928	39,968	37,586	2,382
Add: Interest expense	20,624	17,051	3,573	56,924	50,424	6,500
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(8,181)	(6,933)	(1,248)	(24,723)	(20,837)	(3,886)
Adjusted EBITDA (Non-GAAP)	$14,178	$11,024	$3,154	$41,629	$30,056	$11,573
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $12,286 and $11,358 and (ii) capitalized contract costs amortization of $1,233 and $1,233, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $36,270 and $33,888 and (ii) capitalized contract costs amortization of $3,698 and $3,698, respectively.
(2) Includes the following items for the three months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $248 and $77, (ii) provision for (benefit from) income taxes of $4 and $(9), (iii) interest expense of $4,777 and $3,949, (iv) depreciation and amortization expense of $3,131 and $2,916 and (v) acquisition and transaction expenses of $21 and $—, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $2,176 and $271, (ii) provision for income taxes of $85 and $167, (iii) interest expense of $13,184 and $11,678, (iv) depreciation and amortization expense of $9,257 and $8,705 and (v) acquisition and transaction expenses of $21 and $16, respectively.
Revenues
Total revenues increased $3.8 million and $14.3 million during the three and nine months ended September 30, 2026, respectively, due to an increase in average refined, crude and ammonia product throughput volumes.
Expenses
Total expenses increased $3.1 million during the three months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $2.1 million primarily due to costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $0.9 million due to additional assets being placed into service.
Total expenses increased $14.0 million during the nine months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $11.6 million primarily due to costs associated with stock-based compensation and costs associated with increased terminal throughput activity; and
•an increase in depreciation and amortization of $2.4 million due to additional assets being placed into service.
Other (expense) income
Total other expense increased $3.5 million during the three months ended September 30, 2026, which primarily reflects an increase in interest expense of $3.6 million driven by additional current quarter borrowings.

Total other expense increased $7.1 million during the nine months ended September 30, 2026, which primarily reflects (i) an increase in interest expense of $6.5 million driven by additional current year borrowings and costs to extinguish debt related to the June 2025 Jefferson Credit Agreement and (ii) a decrease in other income of $0.6 million from the interest on funds from the Series 2024 Bonds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $3.2 million and $11.6 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.
Repauno Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Terminal services revenues	$3,647	$2,954	$693	$10,388	$9,477	$911
Other revenue	7	—	7	11	280	(269)
Total revenues	3,654	2,954	700	10,399	9,757	642

Expenses
Operating expenses	5,133	5,724	(591)	17,816	17,839	(23)
Acquisition and transaction expenses	—	998	(998)	—	3,294	(3,294)
Depreciation and amortization	2,708	2,489	219	7,946	7,479	467
Total expenses	7,841	9,211	(1,370)	25,762	28,612	(2,850)

Other (expense) income
Interest expense	(3,368)	(3,012)	(356)	(6,724)	(7,854)	1,130
Other income	554	2,761	(2,207)	2,542	2,864	(322)
Total other expense	(2,814)	(251)	(2,563)	(4,182)	(4,990)	808
Loss before income taxes	(7,001)	(6,508)	(493)	(19,545)	(23,845)	4,300
Provision for income taxes	—	19	(19)	2	56	(54)
Net loss	(7,001)	(6,527)	(474)	(19,547)	(23,901)	4,354
Less: Net loss attributable to non-controlling interest in consolidated subsidiaries	(322)	(360)	38	(896)	(1,331)	435
Net loss attributable to common stockholders	$(6,679)	$(6,167)	$(512)	$(18,651)	$(22,570)	$3,919

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(6,679)	$(6,167)	$(512)	$(18,651)	$(22,570)	$3,919
Add: Provision for income taxes	—	19	(19)	2	56	(54)
Add: Equity-based compensation expense	172	718	(546)	1,936	1,170	766
Add: Acquisition and transaction expenses	—	998	(998)	—	3,294	(3,294)
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	2,708	2,489	219	7,946	7,479	467
Add: Interest expense	3,368	3,012	356	6,724	7,854	(1,130)
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities	—	—	—	—	—	—
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (1)	—	—	—	—	1,035	(1,035)
Less: Equity in earnings of unconsolidated entities	—	—	—	—	—	—
Less: Non-controlling share of Adjusted EBITDA (2)	(287)	(409)	122	(764)	(1,192)	428
Adjusted EBITDA (non-GAAP)	$(718)	$660	$(1,378)	$(2,807)	$(2,874)	$67
________________________________________________________
(1) Includes the following items for the nine months ended September 30, 2025: (i) incidental utility rebillings of $650 and (ii) loss on inventory heel of $385.
(2) Includes the following items for the three months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $8 and $41, (ii) provision for income taxes of $— and $1, (iii) interest expense of $155 and $175, (iv) depreciation and amortization expense of $124 and $138, (v) acquisition and transaction expenses of $— and $56 and (vi) other non-recurring items of $— and $(2), respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) equity-based compensation expense of $89 and $67, (ii) provision for income taxes of $— and $3, (iii) interest expense of $309 and $448, (iv) depreciation and amortization expense of $366 and $427, (v) acquisition and transaction expenses of $— and $188 and (vi) other non-recurring items of $— and $59, respectively.
Revenues
Total revenues increased $0.7 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, primarily due to higher volumes stemming from the terminal’s current butane contract compared to when the contract initially commenced in April 2025.
Expenses
Total expenses decreased $1.4 million during the three months ended September 30, 2026, which primarily reflects:
•a decrease in operating expenses of $0.6 million primarily due to prior period costs associated with stock-based compensation; and
•a decrease in acquisition and transaction expenses of $1.0 million related to prior period consulting fees; partially offset by
•an increase in depreciation and amortization expense of $0.2 million due to amortization of financing costs.
Total expenses decreased $2.9 million during the nine months ended September 30, 2026, which primarily reflects:
•a decrease in acquisition and transaction expenses of $3.3 million related to prior period consulting fees; partially offset by
•an increase in depreciation and amortization expense of $0.5 million due to amortization of financing costs.
Other (expense) income
Total other expense increased $2.6 million during the three months ended September 30, 2026, which primarily reflects (i) a decrease in other income of $2.2 million from the interest on the Series 2025 Bond funds and (ii) an increase in interest expense of $0.4 million related to additional borrowings under the Series 2025 Bonds and DRP DB Term Loan issued in May 2025.
Total other expense decreased $0.8 million during the nine months ended September 30, 2026, which primarily reflects a decrease in interest expense of $1.1 million primarily due to a decrease in costs to extinguish debt from the prior year payoff of the DRP Revolver and March 2025 Credit Agreement, offset by a decrease in other income of $0.3 million from the interest on the Series 2025 Bond funds.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $1.4 million and increased $0.1 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.
Power and Gas Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Terminal services revenues	$423	$393	$30	$1,264	$1,547	$(283)
Power revenues	60,292	56,517	3,775	148,488	110,307	38,181
Gas revenues	8,162	1,724	6,438	29,975	5,870	24,105
Total revenues	68,877	58,634	10,243	179,727	117,724	62,003

Expenses
Operating expenses	22,291	15,111	7,180	74,989	37,448	37,541
Acquisition and transaction expenses	3,172	162	3,010	6,218	2,628	3,590
Depreciation and amortization	—	15,568	(15,568)	21,485	36,676	(15,191)
Asset impairment	28,587	—	28,587	88,967	—	88,967
Total expenses	54,050	30,841	23,209	191,659	76,752	114,907

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	—	—	10,588	(10,588)
(Loss) gain on sale of assets, net	—	—	—	(573)	119,952	(120,525)
Interest expense	(26,907)	(28,003)	1,096	(76,153)	(61,807)	(14,346)
Other income	217	776	(559)	2,448	3,361	(913)
Total other (expense) income	(26,690)	(27,227)	537	(74,278)	72,094	(146,372)
(Loss) income before income taxes	(11,863)	566	(12,429)	(86,210)	113,066	(199,276)
Benefit from income taxes	—	—	—	(14,951)	(42,457)	27,506
Net (loss) income	(11,863)	566	(12,429)	(71,259)	155,523	(226,782)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	273	—	273	152	—	152
Net (loss) income attributable to common stockholders	$(12,136)	$566	$(12,702)	$(71,411)	$155,523	$(226,934)

The following table sets forth a reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net (loss) income attributable to common stockholders	$(12,136)	$566	$(12,702)	$(71,411)	$155,523	$(226,934)
Add: Benefit from income taxes	—	—	—	(14,951)	(42,457)	27,506
Add: Equity-based compensation expense	1,894	—	1,894	7,066	—	7,066
Add: Acquisition and transaction expenses	3,172	162	3,010	6,218	2,628	3,590
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	681	(681)	(171)	681	(852)
Add: Asset impairment charges	28,587	—	28,587	88,967	—	88,967
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense (1)	(7,078)	6,330	(13,408)	3,884	22,706	(18,822)
Add: Interest expense	26,907	28,003	(1,096)	76,153	61,807	14,346
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (2)	—	—	—	—	6,503	(6,503)
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in earnings of unconsolidated entities	—	—	—	—	(10,588)	10,588
Less: Non-controlling share of Adjusted EBITDA (3)	(407)	—	(407)	(976)	—	(976)
Adjusted EBITDA (non-GAAP)	$40,939	$35,742	$5,197	$94,779	$196,803	$(102,024)
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $— and $15,568 and (ii) amortization of other comprehensive income of $(7,078) and $(9,238), respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) depreciation and amortization expense of $21,485 and $36,676 and (ii) amortization of other comprehensive income of $(17,601) and $(13,970), respectively.
(2) Includes the following items for the nine months ended September 30, 2025: (i) net income of $10,576, (ii) interest expense of $6,352, (iii) depreciation and amortization expense of $2,185, (iv) acquisition and transaction expenses of $201, (v) changes in fair value of non-hedge derivative instruments of $(12,822), (vi) equity method basis adjustments of $10 and (vii) other non-recurring items of $1.
(3) Includes the following items for the three months ended September 30, 2026: (i) equity-based compensation expense of $35, (ii) benefit from income taxes of $(39), (iii) interest expense of $426, (iv) depreciation and amortization expense of $(48), (v) acquisition and transaction expenses of $43, (vi) changes in fair value of non-hedge derivative instruments of $(1) and (vii) asset impairment charges of $(9). Includes the following items for the nine months ended September 30, 2026: (i) equity-based compensation expense of $78, (ii) benefit from income taxes of $(39), (iii) interest expense of $837, (iv) depreciation and amortization expense of $43, (v) acquisition and transaction expenses of $68, (vi) changes in fair value of non-hedge derivative instruments of $(2) and (vii) asset impairment charges of $(9).
Revenues
Total revenues increased $10.2 million and $62.0 million during the three and nine months ended September 30, 2026, respectively, primarily due to an increase in power plant revenue due to an increase in power prices and an increase in gas revenue due to an increase in third party sales at Long Ridge West Virginia LLC.
Expenses
Total expenses increased $23.2 million during the three months ended September 30, 2026, which primarily reflects:
•an increase in asset impairment of $28.6 million primarily due to valuation allowance on assets held for sale for Long Ridge Energy & Power LLC; and
•an increase in operating expenses of $7.2 million primarily related to increased well operations; and
•an increase in acquisition and transaction expenses of $3.0 million due to costs associated with the sale of Long Ridge; offset by
•a decrease in depreciation and amortization expense of $15.6 million due to assets being held for sale.

Total expenses increased $114.9 million during the nine months ended September 30, 2026, which primarily reflects:
•an increase in asset impairment of $89.0 million primarily due to a valuation allowance on assets held for sale for Long Ridge Energy & Power LLC;
•an increase in operating expenses of $37.5 million, primarily related to increased well operations, increased legal expenses and full inclusion of operating expenses after the acquisition of 100% of Long Ridge in February 2025; and
•an increase in acquisition and transaction expenses of $3.6 million due to costs associated with the sale of Long Ridge; offset by
•a decrease in depreciation and amortization expense of $15.2 million due to assets being held for sale.
Other income (expense)
Total other expense decreased $0.5 million during the three months ended September 30, 2026, which primarily reflects a decrease in interest expense related to favorable fair value adjustment to interest rate swaps.
Total other expense increased $146.4 million during the nine months ended September 30, 2026, which reflects:
•an increase in interest expense of $14.3 million related to interest expense on the Long Ridge debt that was fully consolidated in February 2025;
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
Benefit from income taxes
Benefit from income taxes decreased $27.5 million during the nine months ended September 30, 2026 primarily due to the partial release of the valuation allowance in connection with the acquisition of Long Ridge Energy & Power LLC in February 2025, offset by assets being classified as held for sale at Long Ridge Energy & Power LLC in the current quarter.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA increased $5.2 million and decreased $102.0 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.
Sustainability and Energy Transition Segment
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Other revenue	$—	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—	—

Other (expense) income
Equity in losses of unconsolidated entities	(590)	(85)	(505)	(1,668)	(7,404)	5,736
Other income	952	564	388	2,528	1,829	699
Total other income (expense)	362	479	(117)	860	(5,575)	6,435
Net income (loss) attributable to common stockholders	$362	$479	$(117)	$743	$(5,577)	$6,320

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net income (loss) attributable to common stockholders	$362	$479	$(117)	$743	$(5,577)	$6,320
Add: Provision for income taxes	—	—	—	—	—	—
Add: Equity-based compensation expense	—	—	—	—	—	—
Add: Acquisition and transaction expenses	—	—	—	115	—	115
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	—	—	—
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	—	—	—	—	—	—
Add: Interest expense	—	—	—	—	—	—
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities(1)	(590)	(85)	(505)	(1,668)	(2,150)	482
Add: Dividends and accretion of redeemable and convertible preferred stock	—	—	—	—	—	—
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items	—	—	—	—	—	—
Less: Equity in losses of unconsolidated entities	590	85	505	1,668	7,404	(5,736)
Less: Non-controlling share of Adjusted EBITDA	—	—	—	—	—	—
Adjusted EBITDA (Non-GAAP)	$362	$479	$(117)	$858	$(323)	$1,181
________________________________________________________
(1) Includes the following items for the three months ended September 30, 2026 and 2025: net loss of $(590) and $(85), respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) net loss of $(1,668) and $(4,133), (ii) interest expense of $— and $1,284 and (iii) depreciation and amortization expense of $— and $699, respectively.
Other (expense) income
Total other income decreased $0.1 million during the three months ended September 30, 2026, which reflects changes in equity in losses of unconsolidated entities, partially offset by interest income on a notes receivable.
Total other income increased $6.4 million during the nine months ended September 30, 2026, which primarily reflects changes in equity in losses of unconsolidated entities, partially offset by interest income on a notes receivable.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.1 million and increased $1.2 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.

Corporate and Other
The following table presents our results of operations:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Revenues
Rail revenues	$2	$395	$(393)	$692	908	(216)
Roadside services revenues	17,345	14,529	2,816	45,396	$40,722	$4,674
Total revenues	17,347	14,924	2,423	46,088	41,630	4,458

Expenses
Operating expenses	16,987	15,188	1,799	46,680	42,033	4,647
General and administrative	4,180	3,202	978	11,408	12,177	(769)
Acquisition and transaction expenses	2,064	2,520	(456)	7,645	7,033	612
Management fees and incentive allocation to affiliate	3,113	3,782	(669)	10,882	10,004	878
Depreciation and amortization	276	247	29	772	564	208
Asset impairment	—	—	—	2,808	—	2,808
Total expenses	26,620	24,939	1,681	80,195	71,811	8,384

Other income (expense)
Equity in earnings of unconsolidated entities	—	—	—	—	50	(50)
Interest expense	(63,165)	(80,374)	17,209	(206,354)	(114,493)	(91,861)
Other (expense) income	(246)	73	(319)	(1,257)	70	(1,327)
Total other expense	(63,411)	(80,301)	16,890	(207,611)	(114,373)	(93,238)
Loss before income taxes	(72,684)	(90,316)	17,632	(241,718)	(144,554)	(97,164)
Provision for income taxes	7	1,061	(1,054)	20	580	(560)
Net loss	(72,691)	(91,377)	18,686	(241,738)	(145,134)	(96,604)
Less: Net income attributable to non-controlling interest in consolidated subsidiaries	55	—	55	128	—	128
Less: Dividends and accretion of redeemable preferred stock	1,511	12,824	(11,313)	2,168	55,622	(53,454)
Less: Convertible preferred stock dividend	4,677	4,231	446	13,541	9,780	3,761
Less: Loss on extinguishment of preferred stock	—	36,646	(36,646)	—	36,646	(36,646)
Net loss attributable to common stockholders	(78,934)	(145,078)	66,144	(257,575)	(247,182)	(10,393)

The following table sets forth a reconciliation of net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2026	2025		2026	2025
Net loss attributable to common stockholders	$(78,934)	$(145,078)	$66,144	$(257,575)	$(247,182)	$(10,393)
Add: Provision for income taxes	7	1,061	(1,054)	20	580	(560)
Add: Equity-based compensation expense	91	118	(27)	379	278	101
Add: Acquisition and transaction expenses	2,064	2,520	(456)	7,645	7,033	612
Add: Losses on the modification or extinguishment of capital lease obligations	—	—	—	—	—	—
Add: Changes in fair value of non-hedge derivative instruments	—	—	—	—	—	—
Add: Asset impairment charges	—	—	—	2,808	—	2,808
Add: Incentive allocations	—	—	—	—	—	—
Add: Depreciation and amortization expense	276	247	29	772	564	208
Add: Interest expense	63,165	80,374	(17,209)	206,354	114,493	91,861
Add: Pro-rata share of Adjusted EBITDA from unconsolidated entities (1)	—	—	—	—	(38)	38
Add: Dividends and accretion of redeemable and convertible preferred stock (2)	6,188	53,701	(47,513)	15,709	102,048	(86,339)
Add: Interest and other costs on pension and OPEB liabilities	—	—	—	—	—	—
Add: Other non-recurring items (3)	310	955	(645)	1,500	955	545
Less: Equity in earnings of unconsolidated entities	—	—	—	—	(50)	50
Less: Non-controlling share of Adjusted EBITDA (4)	(20)	—	(20)	(47)	—	(47)
Adjusted EBITDA (Non-GAAP)	$(6,853)	$(6,102)	$(751)	$(22,435)	$(21,319)	$(1,116)
________________________________________________________
(1) Includes the following items for the nine months ended September 30, 2025: (i) net loss of $(50) and (ii) interest expense of $12.
(2) Includes the following items for the three months ended September 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $1,511 and $12,824, (ii) dividends of convertible preferred stock of $4,677 and $4,231 and (iii) loss on extinguishment of preferred stock of $— and $36,646, respectively. Includes the following items for the nine months ended September 30, 2026 and 2025: (i) dividends and accretion of redeemable preferred stock of $2,168 and $55,622, (ii) dividends of convertible preferred stock of $13,541 and $9,780 and (iii) loss on extinguishment of preferred stock of $— and $36,646, respectively.
(3) Includes the following items for the three and nine months ended September 30, 2026: Unrealized loss on investment of $310 and $1,500, respectively. Includes the following items for the three and nine months ended September 30, 2025: non-ordinary professional fees of $955.
(4) Includes the following items for the three months ended September 30, 2026: (i) equity-based compensation expense of $5 and (ii) depreciation and amortization expense of $15. Includes the following items for the nine months ended September 30, 2026: (i) equity-based compensation expense of $15, (ii) provision for income taxes of $1 and (iii) depreciation and amortization expense of $31.
Revenues
Total revenues increased $2.4 million and $4.5 million during the three and nine months ended September 30, 2026, respectively, primarily due to an increase in roadside services at FYX.
Expenses
Total expenses increased $1.7 million during the three months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $1.8 million primarily due to an increase in roadside services at FYX;
•an increase in general and administrative expenses of $1.0 million due to higher professional fees; partially offset by
•a decrease in acquisition and transaction expenses of $0.5 million primarily due to higher professional fees for a potential acquisition incurred in the corresponding quarter of the prior year.
Total expenses increased $8.4 million during the nine months ended September 30, 2026, which primarily reflects:
•an increase in operating expenses of $4.6 million primarily due to an increase in roadside services at FYX;
•an increase in asset impairment of $2.8 million due to the impairment of assets at KRS which was classified as held for sale during the last quarter prior to being sold on June 30, 2026; and
•an increase in acquisition and transaction expenses of $0.6 million primarily due to costs incurred with debt refinancing activities; partially offset by

•a decrease in general and administrative expenses of $0.8 million due to higher professional fees incurred in the prior year.
Other income (expense)
Total other expense decreased $16.9 million during the three months ended September 30, 2026, primarily due to a decrease in interest expense due to a decrease in costs to modify or extinguish debt primarily due to costs incurred related to the Senior Notes due 2027 in the corresponding quarter of the prior year, partially offset by an increase in interest expense due to additional borrowings under the Term Loan Credit Agreement during the current year.
Total other expense increased $93.2 million during the nine months ended September 30, 2026, primarily due to an increase in interest expense due to additional borrowings under the Term Loan Credit Agreement during the current year, partially offset by a decrease in costs to modify or extinguish debt primarily due to costs incurred related to the Senior Notes due 2027 in the prior year.
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA decreased $0.8 million and $1.1 million during the three and nine months ended September 30, 2026, respectively, primarily due to the changes noted above.

Liquidity and Capital Resources
We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects.
Subsequent to the third quarter of 2026, we received regulatory approval from the Federal Energy Regulatory Commission for the previously announced sale of Long Ridge Energy & Power LLC (see Note 18 for additional details). The expected closing of the sale of Long Ridge will further improve the Company’s liquidity position and reduce our total debt (see Note 2 for additional details). The Company has significant remaining debt obligations, which it continues to actively manage. Sources of liquidity on hand and cash flows from operations are not expected to be sufficient to satisfy the Jefferson Bridge Loan Credit Agreement as it matures. However, management’s planned actions, including the closing of the sale of Long Ridge and refinancing the Jefferson Bridge Loan Credit Agreement, are considered probable to be implemented and to provide sufficient liquidity for the Company to meet its obligations as they become due over the twelve months from the date the financial statements were issued. In assessing whether it was probable the Company will refinance its credit facilities on or prior to their respective maturity dates, the Company performed a comprehensive assessment including factors such as: current debt market conditions; the Company’s credit worthiness based upon current and expected financial performance and leverage levels; comparable lending transactions; the Company’s historical ability to obtain financing; discussions with the Company’s existing lenders; and continuing favorable lending relationships. There can be no assurance that financing will be obtained at terms more favorable than the existing Jefferson Bridge Loan Credit Agreement.
Our principal uses of liquidity have been and continue to be (i) acquisitions of and investments in infrastructure assets, (ii) expenses associated with our operating activities and (iii) debt service obligations associated with our investments.
•Cash used for investing activities was $269.3 million and $1.1 billion during the nine months ended September 30, 2026 and 2025, respectively.
•Uses of liquidity associated with our operating and interest expenses are captured on a net basis in our cash flows from operating activities. Uses of liquidity associated with our debt obligations are captured in our cash flows from financing activities.
Our principal sources of liquidity to fund these uses have been and continue to be (i) cash and restricted cash on hand as of September 30, 2026, (ii) revenues from our infrastructure business net of operating expenses, (iii) proceeds from borrowings and (iv) opportunistic sales of assets or investments.
•Cash flows used in operating activities were $8.4 million and $115.3 million during the nine months ended September 30, 2026 and 2025, respectively.
•During the nine months ended September 30, 2026, additional borrowings were obtained in connection with (i) the Term Loan Credit Agreement of $1.41 billion, (ii) the Long Ridge Acquiom Loan of $19.5 million, (iii) a railcar financing of $50.0 million, (iv) the Jefferson Bridge Loan Credit Agreement of $230.0 million and (v) the Jefferson Credit Agreement July 2026 of $30.0 million. In February 2026, we used a portion of the net proceeds from the Term Loan Credit Agreement to repay the Bridge Loan Credit Agreement of $1.25 billion. In March 2026, we also used a portion of the net proceeds from the Term Loan Credit Agreement to repay the June 2025 Jefferson Credit Agreement of $30.0 million. In July 2026, we used a portion of the net proceeds from the Jefferson Bridge Loan Credit Agreement and Jefferson Credit Agreement July 2026 to repay the Jefferson Taxable Series 2024B Bonds of $217.0 million.
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
Historical Cash Flow
Comparison of the nine months ended September 30, 2026 and 2025
The following table compares the historical cash flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flow Data:
Net cash used in operating activities	$(8,356)	$(115,255)
Net cash used in investing activities	(269,273)	(1,096,879)
Net cash provided by financing activities	108,496	1,418,754
Net cash used in operating activities decreased $106.9 million, which primarily reflects certain adjustments to reconcile net loss to cash used in operating activities including (i) an increase in equity in earnings of unconsolidated entities of $7.9 million, (ii) changes in working capital of $74.2 million, (iii) a decrease in gain on sale of subsidiaries of $120.0 million, (iv) changes in deferred income taxes of $25.4 million, (v) an increase in depreciation and amortization of $31.7 million, (vi) an increase in amortization of bond discount of $64.1 million, (vii) an increase in amortization of deferred financing costs of $1.1 million, (viii) an increase in equity-based compensation of $16.4 million, (ix) an increase in asset impairment of $87.4 million, (x) an increase in paid-in-kind interest expense of $4.5 million and (xi) a change in fair value of warrants of $27.0 million, partially offset by (i) an increase in amortization of other comprehensive income of $3.6 million, (ii) a decrease in costs to modify or extinguish debt of $11.6 million and (iii) an increase in net loss of $335.5 million.
Net cash used in investing activities decreased $827.6 million, primarily due to (i) a decrease in the acquisition of business of $267.0 million, (ii) a decrease in proceeds from investor loan of $11.0 million and (iii) an increase in purchase deposits for acquisitions of $3.4 million, partially offset by (i) an increase in proceeds from the sale of property, plant and equipment of $7.0 million and (ii) a decrease in the investment in unconsolidated entities of $1.1 billion.
Net cash provided by financing activities decreased $1,310.3 million, primarily due to (i) an increase in repayment of debt of $796.2 million, (ii) an increase in cash dividends paid for redeemable preferred stock - NCI of $5.0 million, (iii) an increase in settlement of equity-based compensation of $1.7 million, (iv) an increase in distributions to non-controlling interests of $1.6 million, (v) a decrease in proceeds from debt of $85.2 million and (vi) a decrease in proceeds from issuance of redeemable preferred stock of $1.0 billion, partially offset by (i) a decrease in repayment of preferred stock of $447.1 million, (ii) an increase in proceeds from financing obligation of $47.3 million, (iii) a decrease in the payment of cash dividends on redeemable preferred stock of $25.5 million, (iv) a decrease in payment of financing costs of $40.8 million and (v) a decrease in redeemable preferred stock issuance costs of $20.6 million.
Debt Obligations
Refer to Note 7 of the consolidated financial statements for additional information.
Contractual Obligations
Our material cash requirements include the following contractual and other obligations:
Debt Obligations—As of September 30, 2026, we had outstanding principal and interest payment obligations of $2.9 billion and $746.1 million, respectively, of which, there are $555.5 million of principal payments due and $190.8 million of interest payments due within the next twelve months. As of September 30, 2026, debt instruments related to the Power and Gas segment were classified as liabilities held for sale on the Consolidated Balance Sheet (refer to Note 2 for additional details) and, therefore, have been excluded from the above principal and interest obligations. As of September 30, 2026, we had no unused borrowing capacity. See Note 7 to the consolidated financial statements for additional information about our debt obligations.
Lease Obligations—As of September 30, 2026, we had outstanding operating and finance lease obligations of $445.4 million, of which $22.7 million is due within the next twelve months.
Redeemable Preferred Stock Obligations—We have dividend payments of $142.4 million due on our redeemable preferred stock within the next twelve months with an option of paid-in-kind dividends at a higher interest rate and to defer payment. See Note 15 for additional information related to our preferred stock obligations.
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
As of September 30, 2026, assuming we do not hedge our exposure to interest rate fluctuations related to our outstanding floating rate debt, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an increase of approximately $2.3 million or a decrease of approximately $2.3 million in interest expense over the next 12 months.
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
Any of these factors could materially affect our business, financial condition, liquidity and results of operations. In addition, on September 27, 2026, Drub LLC (“Buyer”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Agreement”) with DRUbit Holdings LLC (“Seller”), DRUbit LLC (“DRUbit”), US Development Group LLC (“USDG”), and, solely for limited purposes set forth therein, FTAI Energy Partners LLC, pursuant to which, among other things, Buyer will purchase all of the issued and outstanding membership interests of DRUbit (the “Interests”) from Seller for a purchase price based on an enterprise value of $255.0 million, subject to certain customary adjustments for cash, indebtedness, net working capital and transaction expenses as set forth in the Agreement (the “Transaction”). The Company expects the Transaction to close during the fourth quarter of 2026 after regulatory approvals, and subject to certain customary closing conditions. The consummation of the Transaction is subject to a number of risks, including our ability to complete the proposed Transaction on anticipated terms and timing, or at all, including satisfying the conditions to the closing of the proposed Transaction; (ii) events, changes or other circumstances could occur that could give rise to the termination of the proposed Transaction; (iii) the Company’s ability to integrate USDG with its existing assets and operations and to realize anticipated cost savings and other efficiencies and benefits; (iv) risks related to disruption of management’s attention from the ongoing business operations of the Company due to the proposed Transaction; (v) loss of key employees or customers following the acquisition; and (vi) estimated synergies between USDG and the Company as well as estimated purchase price accounting impacts, being estimated and materially different from actual results. The materialization of any of these risks could adversely impact our ongoing business.
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
International, political, and economic factors, events and conditions and the potential for worsening economic conditions or economic downturn, including as a result of recent geopolitical events, including the war among Israel, America, Iran and other Middle Eastern nations and the related closure and blockade of the Strait of Hormuz and attacks on vessels in the Red Sea, and changing trade policies and tariffs, including related uncertainty or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, may affect the volatility of fuel prices and supplies. In addition, the acquired assets in our proposed Transaction to acquire USDG may subject our business to a variety of trade-related actions, including the imposition of tariffs on imports from Canada or bans on imports of certain Canadian products into the United States. Future crude price differentials between Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the crude oil differentials could have a material adverse effect on the Company’s business following the completion of our proposed Transaction to acquire USDG. Further, the shipment of crude oil from USDG’s Canada DRUbit site may be subject to limits on rail transportation capacity into the Beaumont refiner hub and USDG’s Port Arthur site in Port Arthur, Texas. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, lower fuel prices could have a negative impact on commodities we process and transport, such as crude oil and petroleum products, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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
In addition, certain other debt instruments (including the Series 2020A Bonds, Series 2021 Bonds and Series 2024 Bonds, the EB-5 loan agreements, the Long Ridge Acquiom Loan, the DRP DB Term Loan, the RailCo Revolver and the Term Loan Credit Agreement) and the Series A Preferred Stock - RailCo and the Series A Warrants - RailCo include restrictive covenants that may materially limit our, or our subsidiaries’, ability to repay other debt or require us to achieve and maintain compliance with specified financial ratios. See “Description of Indebtedness” in the Information Statement filed with the SEC on Form 8-K on July 15, 2022 and Exhibits 10.11, 10.14 and 10.15 included herein.
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
We earned approximately 20% and 22%, respectively, of total revenues for the three and nine months ended September 30, 2026 from one customer in the Railroad segment. Additionally, we earned approximately 7% of total revenues for both the three and nine months ended September 30, 2026 from one customer in the Jefferson Terminal segment. We earned approximately 29% and 33%, respectively, of total revenues for the three and nine months ended September 30, 2025 from one customer in the Railroad segment. Additionally, we earned approximately 10% of total revenues for both the three and nine months ended September 30, 2025, from one customer in the Jefferson Terminal segment. As of September 30, 2026, accounts receivable from two customers within the Jefferson Terminal and Railroad segments represented 35% of total accounts receivable, net. As of December 31, 2025, accounts receivable from three customers within the Jefferson Terminal and Railroad segments represented 41% of total accounts receivable, net.
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
Our officers and other individuals who perform services for us (other than Jefferson Terminal, Repauno, Long Ridge, Transtar, Wheeling, Tidewater, Clean Planet, FYX, ECM, TimberHP and CarbonFree employees) are employees of our Manager or other Fortress entities. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost, or at all. Furthermore, we are dependent on the services of certain key employees of our Manager and certain key employees of Fortress entities whose compensation is partially or entirely dependent upon the amount of management fees earned by our Manager and whose continued service is not guaranteed, and the loss of such personnel or services could materially adversely affect our operations. We do not have key man insurance for any of the personnel of the Manager or other Fortress entities that are key to us. An inability to find a suitable replacement for any departing employee of our Manager or Fortress entities on a timely basis could materially adversely affect our ability to operate and grow our business.
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
We share certain key directors with FTAI, which may give rise to conflicts.
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
Wheeling earned approximately 5% of its total revenues for the nine months ended September 30, 2026 from one customer. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for Wheeling’s services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, or undergo material management or ownership changes, Wheeling could be pressured to reduce the prices it charges for its services or could lose a major customer. Any such development could have a significant adverse impact on the business and financial condition of the Company.
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
The completion of the Long Ridge sale is subject to a number of conditions, which make the completion of the Long Ridge sale and timing thereof uncertain. Also, either Buyer or the Company may terminate the Agreement if the Long Ridge sale has not been consummated by November 30, 2026 (subject to an automatic extension in certain circumstances), except that this right to terminate the Agreement will not be available to any party whose breach or violation of the representations, warranties or covenants set forth in the Agreement would prevent the satisfaction of the conditions to the closing of the Long Ridge sale set forth in the Agreement.
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

*	10.32	Bridge Loan Credit Agreement, dated as of July 1, 2026, by and among Jefferson 2020 Bond Borrower LLC, as Borrower, the Lenders party thereto and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 2, 2026).
*	10.33	Membership Interest Purchase Agreement, dated as of September 27, 2026, by and among Drub LLC, DRUbit LLC, DRUbit Holdings LLC, US Development Group LLC and FTAI Energy Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 28, 2026).
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit No.	Description
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
FTAI INFRASTRUCTURE INC.

By:	/s/ Kenneth J. Nicholson	Date:	November 6, 2026
Kenneth J. Nicholson
Chief Executive Officer and President

By:	/s/ Carl R. Fletcher IV	Date:	November 6, 2026
Carl R. Fletcher IV
Chief Financial Officer and Chief Accounting Officer